Form 10-Q
period 2015-12-31
BEAZER HOMES USA INC
filed 2016-02-04
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at February 1, 2016
Common Stock, $0.001 par value	33,092,491

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company” in this Quarterly Report on Form 10-Q refer to Beazer Homes USA, Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future results, and it is possible that the results described in this Form 10-Q will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this Form 10-Q.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•
economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, inflation and increases in the quantity and decreases in the price of new homes and resale homes on the market;

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

•	continuing severe weather conditions or other related events could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•
our cost of and ability to access capital, due to factors such as limitations in the capital markets or adverse credit market conditions, and otherwise meet our ongoing liquidity needs, including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

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

•	increased competition or delays in reacting to changing consumer preferences in home design;

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	September 30, 2015
ASSETS
Cash and cash equivalents	$144,881	$251,583
Restricted cash	39,351	38,901
Accounts receivable (net of allowance of $921 and $1,052, respectively)	50,555	52,379
Income tax receivable	269	419
Owned inventory	1,729,937	1,697,590
Investments in unconsolidated entities	11,721	13,734
Deferred tax assets, net	325,058	325,373
Property and equipment, net	20,236	22,230
Other assets	16,688	18,994
Total assets	$2,338,696	$2,421,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$81,395	$113,539
Other liabilities	122,268	148,966
Total debt (net of discounts of $3,449 and $3,639, respectively)	1,502,056	1,528,275
Total liabilities	1,705,719	1,790,780
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,092,491 issued and outstanding and 32,660,583 issued and outstanding, respectively)	33	33
Paid-in capital	859,108	857,553
Accumulated deficit	(226,164)	(227,163)
Total stockholders’ equity	632,977	630,423
Total liabilities and stockholders’ equity	$2,338,696	$2,421,203

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2015	2014
Total revenue	$344,449	$265,764
Home construction and land sales expenses	285,511	230,546
Inventory impairments and abandonments	1,356	—
Gross profit	57,582	35,218
Commissions	13,774	10,926
General and administrative expenses	31,669	31,441
Depreciation and amortization	2,991	2,341
Operating income (loss)	9,148	(9,490)
Equity in income of unconsolidated entities	60	142
Loss on extinguishment of debt	(828)	—
Other expense, net	(6,565)	(9,434)
Income (loss) from continuing operations before income taxes	1,815	(18,782)
Expense (benefit) from income taxes	616	(696)
Income (loss) from continuing operations	1,199	(18,086)
Loss from discontinued operations, net of tax	(200)	(4,254)
Net income (loss)	$999	$(22,340)
Weighted average number of shares:
Basic	31,757	26,457
Diluted	31,844	26,457
Basic income (loss) per share:
Continuing operations	$0.04	$(0.68)
Discontinued operations	$(0.01)	$(0.16)
Total	$0.03	$(0.84)
Diluted income (loss) per share
Continuing operations	$0.04	$(0.68)
Discontinued operations	$(0.01)	$(0.16)
Total	$0.03	$(0.84)

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$999	$(22,340)
Other comprehensive income (loss), net of income tax:
Change in unrealized loss related to available-for-sale securities	—	206
Comprehensive income (loss)	$999	$(22,134)

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$999	$(22,340)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,991	2,341
Stock-based compensation expense	1,756	1,375
Inventory impairments and abandonments	1,356	—
Deferred and other income tax expense (benefit)	318	(765)
Gain on sale of fixed assets	(771)	—
Change in allowance for doubtful accounts	(131)	22
Equity in income of unconsolidated entities and marketable securities	(60)	(142)
Cash distributions of income from marketable securities and unconsolidated entities	—	34
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,955	2,091
Decrease in income tax receivable	150	—
Increase in inventory	(28,168)	(104,434)
Decrease in other assets	1,660	1,159
Decrease in trade accounts payable	(32,144)	(40,392)
Decrease in other liabilities	(27,760)	(11,432)
Other changes	—	(49)
Net cash used in operating activities	(77,849)	(172,532)
Cash flows from investing activities:
Capital expenditures	(2,663)	(2,934)
Proceeds from sale of fixed assets	2,437	—
Investments in unconsolidated entities	(1,779)	(1,144)
Return of capital from unconsolidated entities	1,142	—
Increases in restricted cash	(1,119)	(1,445)
Decreases in restricted cash	669	294
Net cash used in investing activities	(1,313)	(5,229)
Cash flows from financing activities:
Repayment of debt	(26,926)	(7,388)
Debt issuance costs	(413)	(126)
Other financing activities	(201)	(199)
Net cash used in financing activities	(27,540)	(7,713)
Decrease in cash and cash equivalents	(106,702)	(185,474)
Cash and cash equivalents at beginning of period	251,583	324,154
Cash and cash equivalents at end of period	$144,881	$138,680

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
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (2015 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of our consolidated operations presented herein for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in our operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to Note 2 to the audited consolidated financial statements within our 2015 Annual Report.
Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying unaudited consolidated statements of operations for all periods presented (see Note 16 for further discussion of our discontinued operations).
We evaluated events that occurred after the balance sheet date but before the financial statements were issued for accounting treatment and disclosure.
Our fiscal 2016 began on October 1, 2015 and ends on September 30, 2016. Our fiscal 2015 began on October 1, 2014 and ended on September 30, 2015. Our fiscal 2014 began on October 1, 2013 and ended on September 30, 2014.
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
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements in our 2015 Annual Report. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.
Recent Accounting Pronouncements.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.
Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. Additionally, in August 2015, the FASB issued related guidance in ASU 2015-15 pertaining to debt issuance costs incurred in connection with line-of-credit arrangements, which states that an objection would not be made to an entity deferring such costs and continuing to present them as an asset until the costs are amortized ratably over the term of the line-of-credit agreement. In all cases, debt issuance costs will continue to be amortized to interest expense. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The guidance within ASU 2015-03 will be effective for the Company's first fiscal year beginning after December 15, 2015, but we have the option of adopting the new requirements as of an earlier date. We only expect our balance sheet presentation of debt issuance costs that are not related to line-of-credit agreements to change as a result of adoption of this guidance.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$—	$(1,668)
Non-cash land acquisitions (a)	3,769	12,904
Supplemental disclosure of cash activity:
Interest payments	39,740	42,709
Income tax payments	146	62
Tax refunds received	150	—
(a) For the three months ended December 31, 2015, non-cash land acquisitions were related to lot takedowns from one of our unconsolidated land development joint ventures. For the three months ended December 31, 2014, non-cash land acquisitions were comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.
(4) Investments in Marketable Securities and Unconsolidated Entities
Marketable Securities
During the fourth quarter of fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares represented marketable equity securities with a readily available fair value and were classified as available-for-sale securities. During the three months ended December 31, 2014, the Company recorded an unrealized gain of $0.2 million, which is reflected in Other Comprehensive Income (Loss), representing a reduction of the overall loss incurred on the securities since acquired. In March 2015, the Company sold the shares and recorded a loss of $1.8 million (approximately $0.5 million of which was attributable to fair value changes in fiscal 2015) that was recorded within other expense, net in our consolidated statements of income.
Unconsolidated Entities
As of December 31, 2015, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2015 and September 30, 2015:

(In thousands)	December 31, 2015	September 30, 2015
Beazer’s investment in unconsolidated entities	$11,722	$13,734
Total equity of unconsolidated entities	45,047	52,118
Total outstanding borrowings of unconsolidated entities	12,859	12,206

For the three months ended December 31, 2015 and 2014, there were no impairments related to our investments in these unconsolidated entities.
Our equity in income from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Equity in income of unconsolidated entities	$60	$142
South Edge/Inspirada. During our fiscal 2014, we and other members of the Inspirada joint venture (Inspirada) received land in exchange for our investment in Inspirada. During our fiscal 2015, we paid $3.3 million to the joint venture related to infrastructure and development costs. In the current quarter, we paid additional amounts, bringing our remaining obligation for our portion of future infrastructure and other development costs to $1.1 million as of December 31, 2015.
Guarantees. Our land development joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our land development joint venture partners have provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of December 31, 2015 and September 30, 2015, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2015 and 2014, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of December 31, 2015 and September 30, 2015:

(In thousands)	December 31, 2015	September 30, 2015
Homes under construction	$386,409	$377,281
Development projects in progress	808,223	809,900
Land held for future development	271,321	270,990
Land held for sale	54,546	44,555
Capitalized interest	132,462	123,457
Model homes	76,976	71,407
Total owned inventory	$1,729,937	$1,697,590

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction. We had 172 (with a cost of $48.7 million) and 128 (with a cost of $40.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of December 31, 2015 and September 30, 2015, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).

Total owned inventory, by reportable segment, is presented in the table below as of December 31, 2015 and September 30, 2015:

(In thousands)	Projects in Progress (a)		Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2015
West Segment	$598,776		$231,119	$6,571	$836,466
East Segment	349,678		29,280	30,279	409,237
Southeast Segment	274,772		10,922	16,597	302,291
Corporate and unallocated	180,844	(b)	—	1,099	181,943
Total	$1,404,070		$271,321	$54,546	$1,729,937
September 30, 2015
West Segment	$583,210		$230,778	$6,941	$820,929
East Segment	353,054		29,280	30,927	413,261
Southeast Segment	277,351		10,932	5,587	293,870
Corporate and unallocated	168,430	(b)	—	1,100	169,530
Total	$1,382,045		$270,990	$44,555	$1,697,590
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest and model home categories from the preceding table.
(b) Includes capitalized interest and indirect costs that are maintained within Corporate and unallocated.

Inventory Impairments. When conducting our community level review for the recoverability of our inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determine that it is prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the quarter ended December 31, 2015, there were no communities on our watch list that required further analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. For the quarter ended December 31, 2014, two communities in our West segment were on our quarterly watch list that required additional consideration. However, after additional financial and operational review, we determined that the factors contributing to profit margins below our threshold were temporary in nature, and therefore, these communities were not subjected to further analysis, including any undiscounted cash flow analysis. Accordingly, there were no impairments recorded during the three months ended December 31, 2015 or 2014 based upon the procedures we performed.

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
From time-to-time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write-off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to permitting or other regulatory issues that do not allow us to build on that lot. If we intend to abandon or walk away from a property, we record a charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan, or, in limited circumstances, are not suitable for building due to regulatory or environmental restrictions that are enacted.
We did not have any land held for sale inventory impairments, nor did we have any abandonment charges, during the three months ended December 31, 2014. The following table presents, by reportable homebuilding segment, our land held for sale inventory impairments and abandonment charges for the three months ended December 31, 2015:

Three Months Ended December 31,
(In thousands)	2015
Land Held for Sale:
East	$197
Southeast	371
Total impairment charges on land held for sale	$568
Abandonments:
Southeast	$788
Total impairment and abandonment charges	$1,356
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2015 and September 30, 2015:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of December 31, 2015
Unconsolidated lot option agreements	$65,552	$421,098
As of September 30, 2015
Unconsolidated lot option agreements	$51,475	$420,070

(6) Interest
Our ability to capitalize interest incurred during the three months ended December 31, 2015 and 2014 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
(In thousands)	2015	2014
Capitalized interest in inventory, beginning of period	$123,457	$87,619
Interest incurred	30,088	30,283
Interest expense not qualified for capitalization and included as other expense (a)	(7,432)	(9,747)
Capitalized interest amortized to house construction and land sales expenses (b)	(13,651)	(8,287)
Capitalized interest in inventory, end of period	$132,462	$99,868
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
(7) Borrowings
As of December 31, 2015 and September 30, 2015, we had the following debt, net of discounts:

(In thousands)	Maturity Date	December 31, 2015	September 30, 2015
8 1/8% Senior Notes	June 2016	$148,004	$170,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
5 3/4% Senior Notes	June 2019	325,000	325,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
Unamortized debt discounts		(3,449)	(3,639)
Total Senior Notes, net		$1,404,555	$1,427,240
Junior Subordinated Notes	July 2036	58,320	57,803
Cash Secured Loans	November 2017	22,368	22,368
Other Secured Notes payable	Various Dates	16,813	20,864
Total debt, net		$1,502,056	$1,528,275
Secured Revolving Credit Facility. Our Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On November 6, 2015, we executed a Second Amendment (the Second Amendment) to our Second Amended and Restated Credit Agreement originally dated September 24, 2012. The Second Amendment, among other things, increased the maximum aggregate amount of the Facility from $130.0 million to $145.0 million and extended its termination date to January 15, 2018. The Facility continues to be with the three lenders. As of December 31, 2015 and September 30, 2015, we had no borrowings outstanding under the Facility.
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. We have also pledged approximately $1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of December 31, 2015, we had $28.6 million in letters of credit outstanding under the Facility, leaving us with $116.4 million in remaining capacity. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of December 31, 2015, we were in compliance with all such covenants.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of December 31, 2015 and September 30, 2015, we had letters of credit outstanding under these additional facilities of $14.6 million and $14.4 million, respectively, all of which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.

Senior Notes. The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, is exempted from the covenant test. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of December 31, 2015.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including a consolidated tangible net worth covenant, which states that should our consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the aggregate principal amount of the original 2016 Notes. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of December 31, 2015, our consolidated tangible net worth was $615.8 million, well in excess of the minimum covenant requirement. During the current quarter, we paid down $22.9 million of the 2016 Notes, leaving us $148.0 million in remaining liability. This early payment resulted in a loss on extinguishment of debt of $0.8 million. Subsequent to December 31, 2015, we paid down an additional $5.0 million of these notes.
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
The table below summarizes the redemption terms for our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
8 1/8% Senior Notes	June 2006	June 2016	Callable at any time, in whole or in part, based on a customary make-whole premium amount
6 5/8% Senior Secured Notes	July 2012	April 2018
Callable at any time, in whole or in part, at a set redemption price; redemption price is currently equal to 103.313% of the principal amount and resets on July 15, 2016 to a redemption price equal to 101.656% of the principal amount

9 1/8% Senior Notes	November 2010	May 2019	Callable at any time, in whole or in part, at a redemption price equal to 102.281% of the principal amount
5 3/4% Senior Notes	April 2014	June 2019	Callable at any time before March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium
7 1/2% Senior Notes	February 2013	September 2021
Callable at any time prior to September 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after September 15, 2016, callable at a redemption price equal to 105.625% of the principal amount; after September 15, 2017, callable at a redemption price equal to 103.75% of the principal amount; after September 15, 2018, callable at a redemption price equal to 101.875% of the principal amount

7 1/4% Senior Notes	September 2013	February 2023
Callable at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; after February 1, 2019, callable at a redemption price equal to 102.41% of the principal amount; after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount

Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) in the amount of $103.1 million mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay interest at a fixed rate of 7.987% for the first 10 years ending July 30, 2016. Thereafter, the securities have a floating interest rate as defined in the Junior Subordinated Notes Indenture; based on current interest rates, we expect the floating interest rate to be lower than our current fixed rate. The obligations relating to these notes are subordinated to the Facility and Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2015, the unamortized accretion was $42.5 million and will be amortized over the remaining life of the notes. As of December 31, 2015, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans. We have two separate cash secured loan facilities with $22.4 million outstanding as of December 31, 2015. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017; however, the lenders of these facilities may put the outstanding loan balances to the Company at the two- or four-year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited consolidated balance sheets. The cash secured loans have a maximum interest rate equivalent to LIBOR plus 0.4% per annum, which is paid every three months following the effective date of each borrowing.
Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of December 31, 2015 and September 30, 2015, we had outstanding notes payable of $16.8 million and $20.9 million, respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2016 and 2019 and have a weighted average fixed interest rate of 4.50% as of December 31, 2015. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
(8) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions. The Company is subject to the possibility of loss contingencies arising from its business. In determining loss contingencies, we consider the likelihood of loss, as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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

Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Balance at beginning of period	$27,681	$16,084
Accruals for warranties issued (a)	2,615	1,525
Changes in liability related to warranties existing in prior periods (b)	10,600	14,230
Payments made (b)	(11,983)	(4,612)
Balance at end of period	$28,913	$27,227
(a) Accruals for warranties issued is a function of the number of home closings in the period, the average selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. The increase in the amount of accrual in the current three-month period compared to the comparable prior-year period is due to an increase in the number of closings in the current period and the sales prices of homes closed in the respective periods, as well as increases in certain divisions' accrual rates.
(b) Changes in liability related to warranties existing and payments made in both periods is higher than historical trends due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida. Refer to separate discussion of these issues below.
Florida and New Jersey Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida and one community in New Jersey. These issues continued to be reported to us in Florida throughout our fiscal 2015 and into the first quarter of our fiscal 2016. In New Jersey, while the calls were initially isolated to one community, we received calls from a second community with similar issues during the current quarter. Through December 31, 2015, we have cumulatively recorded $41.1 million in charges related to these issues, of which $39.6 million related to the communities in Florida and $1.5 million related to the two communities in New Jersey. Refer to discussion below for further detail.
Florida. The water intrusion issues in Florida (the Florida stucco issues) relate to stucco installation in multiple communities that first became known during our fiscal 2014. Other builders were also dealing with stucco issues, some of which received local media coverage. Throughout fiscal 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review, together with our growing experience repairing homes previously identified, resulted in us determining that more homes and communities in Florida were likely to be adversely affected. Based on all of these activities and our resulting analysis, we recorded additional warranty expense of $26.3 million during the year ended September 30, 2015 related to the Florida stucco issues (of which $13.6 million was recorded in the first quarter), in addition to the $4.3 million recorded during fiscal 2014. As of September 30, 2015, the accrual to cover outstanding payments and potential repair costs for the impacted homes was $14.5 million, after considering the repair costs already paid.
During the first quarter of fiscal 2016, we received additional homeowner calls beyond those anticipated based on our procedures and previous call history and further revised our cost estimates, causing us to record additional warranty expense related to the Florida stucco issues of $9.0 million. As of December 31, 2015, 599 homes have been identified as likely to require repairs (an increase of 67 homes that were anticipated to require repairs as of the end of our fiscal 2015), of which 238 homes have been repaired. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid. We made payments related to the Florida stucco issues of $8.8 million during the three months ended December 31, 2015 (including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete), bringing the remaining accrual to $14.7 million as of December 31, 2015, which is included in our overall warranty liability detailed above.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that our assessment as to the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. We believe that we will recover a portion of our repair costs related to the Florida stucco issues from various sources, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited consolidated financial statements as of December 31, 2015. All of the current quarter charges were fully offset by additional insurance recoveries from our third-party insurance; for a discussion of the amounts we have already recovered or anticipate recovering from our insurer, refer to “Insurance Recoveries” section below.
New Jersey. Initially, the water intrusion issues in New Jersey related to flashing and stone installation in one specific community, for which we recorded $0.6 million in charges during our fiscal 2014. During the first three months of fiscal 2016, we began to receive homeowner calls related to one additional community citing similar issues, causing us to inspect the homes within the community and record an additional reserve of $0.9 million, which is also included in our overall warranty liability as of December 31, 2015. Similar to the Florida stucco issues discussed above, the costs recorded during the current quarter were fully offset by additional insurance recoveries from our third-party insurance, which is described below.
Insurance Recoveries
The Company has third-party insurance that provides for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain contract years, particularly those that cover most of the homes impacted by the water intrusion issues discussed above. As such, we expect a substantial majority of additional costs incurred after the first quarter of our fiscal 2015 for further warranty work on homes within these contract years to be reimbursed by our insurer.
Warranty expense beyond the thresholds set in our insurance contracts was recorded related to homes impacted by the Florida stucco issues and the water intrusion issues in New Jersey, as well as other various warranty issues, resulting in our recognition of $16.5 million in insurance recoveries during the three months ended December 31, 2015 that we deem probable of receiving. No such recovery amounts were recorded in the first quarter of our fiscal 2015. Amounts recorded for anticipated insurance recoveries are reflected within our unaudited consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer were recorded on a gross basis (i.e. not net of any associated warranty expense) as a receivable within accounts receivable on our unaudited consolidated balance sheet. As of December 31, 2015, we have cumulatively recorded $35.4 million in insurance recoveries related to exhausted insurance policy years. We have received multiple payments under these policies from our insurance provider during fiscal 2015 and during the three months ended December 31, 2015, reducing our insurance recovery receivable to $13.7 million as of December 31, 2015. The recoveries recorded during the current quarter completely offset the expense recorded during the current quarter related to the water intrusion issues in New Jersey. Related to the Florida stucco issues, recoveries recorded during the current quarter were $3.6 million greater than the underlying current period expense of $9.0 million (for a total recovery of $12.6 million), as we began to recover more costs than initially anticipated. The remaining insurance recovery amount beyond the water intrusion issues in New Jersey and the Florida stucco issues relates to expenditures for warranty issues that are individually immaterial but are also in excess of our insurance thresholds.
Amounts still to be recovered under our insurance policies will vary based on whether expected additional warranty costs are actually incurred for periods for which our threshold has already been met. As a result, we anticipate the balance of our established receivable for insurance recoveries to fluctuate for potential future reimbursements, as well as the amounts ultimately owed to us from our insurer.
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims at no cost or for amounts that are not material to our consolidated financial statements. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of December 31, 2015, no liability has been recorded for any such additional claims, as such exposure is not both probable and reasonably estimable.
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

Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of December 31, 2015, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $8.6 million recorded on our unaudited consolidated balance sheet as of December 31, 2015 related to the DPA and the HUD Agreement, $1.2 million of which was accrued for during the three months ended December 31, 2015.
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
We have accrued $13.6 million and $12.6 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of December 31, 2015 and September 30, 2015, respectively.
We had outstanding letters of credit and performance bonds of approximately $43.2 million and $188.6 million, respectively, as of December 31, 2015, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of December 31, 2015.
(9) Fair Value Measurements
As of the dates presented, we had assets on our unaudited consolidated balance sheet that were required to be measured at fair value on a recurring or non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows:

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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate impairment may exist, but no less than quarterly. Fair value on assets deemed to be impaired are determined based upon the type of asset being evaluated. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities.
Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.

The following table presents the quarter-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3	Total
Three Months Ended December 31, 2015
Deferred compensation plan assets (a)	$—	$747	$—	$747
Land held for sale (b)	—	—	16,213	16,213
Three Months Ended December 31, 2014
Available-for-sale marketable equity securities (a)	$24,970	$—	$—	$24,970
Deferred compensation plan assets (a)	—	775	—	775
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
When outstanding, obligations related to land not owned under option agreements approximate fair value. The following table presents the carrying values and estimated fair values of certain of our other financial liabilities as of December 31, 2015 and September 30, 2015:

(In thousands)	As of December 31, 2015		As of September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,404,555	$1,344,039	$1,427,240	$1,412,173
Junior Subordinated Notes	58,320	58,320	57,803	57,803
	$1,462,875	$1,402,359	$1,485,043	$1,469,976
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
(10) Income Taxes
Income Tax Provision. Our income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Total income tax expense was $0.6 million for the three months ended December 31, 2015, compared to a benefit of $0.7 million for the three months ended December 31, 2014. The increase in income tax expense was primarily driven by the increase in earnings from continuing operations in the three months ended December 31, 2015 compared to the three months ended December 31, 2014, as well as related valuation allowance changes for the three months ended December 31, 2014.
Deferred Tax Assets and Liabilities. The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it “is more likely than not” that some portion of the deferred tax assets would not be realized. As of September 30, 2015 and again as of December 31, 2015, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As of December 31, 2015, our conclusions on the valuation allowance of $57.7 million and Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2015 and are based on similar company specific and industry factors to those discussed in our 2015 Annual Report (refer to Note 13 to the audited consolidated financial statements within our 2015 Annual Report).
Miscellaneous Tax Matters. In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years.

(11) Stock-based Compensation
Our total stock-based compensation expense is included in general and administrative expenses (G&A) in our unaudited consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended December 31, 2015
(In millions)	2015	2014
Stock options expense	$0.2	$0.2
Restricted stock awards expense	1.6	1.2
Before tax stock-based compensation expense	1.8	1.4
Tax benefit	(0.6)	(0.3)
After tax stock-based compensation expense	$1.2	$1.1
During the three months ended December 31, 2015 and 2014, employees surrendered 14,536 shares and 9,807 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued this stock at the market price on the date of surrender, for an aggregate value of approximately $201,000 and $184,000 for the three months ended December 31, 2015 and 2014, respectively.
Stock Options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of December 31, 2015, our stock options outstanding had an intrinsic value of $0.1 million and the aggregate intrinsic value of exercisable stock options was $0.1 million. As of December 31, 2015 and September 30, 2015, there was $0.6 million and $0.5 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining at December 31, 2015 is expected to be recognized over a weighted average period of 1.6 years years.
During the three months ended December 31, 2015, we issued 40,600 stock options, each for one share of the Company's stock. These stock options vest ratably over three years from the date of grant. We used the following assumptions for stock options granted, which derived the fair value shown, for the period presented:

Three Months Ended
December 31, 2015
Expected life of options	4.3 years
Expected volatility	45.23%
Expected dividends	—
Weighted average risk-free interest rate	1.70%
Weighted average fair value	$5.48
Activity related to stock options for the period presented is as follows:

	Three Months Ended
	December 31, 2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	643,907	$18.13
Granted	40,600	14.24
Outstanding at end of period	684,507	$17.90
Exercisable at end of period	591,844	$18.04
Vested or expected to vest in the future	684,477	$17.90
Restricted Stock Awards. The fair value of each restricted stock award with any market conditions is estimated on the date of grant using the Monte Carlo valuation method. The fair value of any restricted stock awards without market conditions is based on the market price of the Company's common stock on the date of grant. If applicable, the cash-settled component of any awards granted to employees are accounted for as a liability, which is adjusted to fair value each reporting period until vested.

As of December 31, 2015 and September 30, 2015, there was $17.1 million and $11.7 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining at December 31, 2015 is expected to be recognized over a weighted average period of 2.5 years.
During the three months ended December 31, 2015, we issued 231,624 shares of performance-based restricted stock (2016 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2016 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2016 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $15.43 per share on the date of grant.
A Monte Carlo valuation model requires the following inputs: (1) the expected dividend yield on the underlying stock; (2) the expected price volatility of the underlying stock; (3) the risk-free interest rate for the period corresponding with the expected term of the award and (4) the fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo valuation model to determine the fair value as of the grant date for the 2016 Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 29.9% to 151.2% and a risk-free interest rate of 1.21%. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.
Any 2016 Performance Shares earned in excess of the target number of 231,624 may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of the these that do not vest at the end of the period will be forfeited.
During three months ended December 31, 2015, we also issued 250,352 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards is as follows for the periods presented:

	Three Months Ended
	December 31, 2015
	Shares	Weighted Average Grant Date Fair Value
Beginning of period	956,283	$18.27
Granted	481,976	14.81
Vested	(114,253)	18.79
Forfeited	(35,532)	5.73
End of period	1,288,474	$17.28

(12) Earnings Per Share
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
The Company reported a net loss for the three months ended December 31, 2014. Accordingly, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the quarter ended December 31, 2014, these excluded common stock equivalents included 1.7 million shares related to nonvested stock-based compensation awards and 5.2 million shares issuable upon the conversion of our previously outstanding Tangible Equity Unit (TEU) prepaid stock purchase contracts (PSPs). For the three months ended December 31, 2015, 1.2 million shares related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.

The weighted-average number of common shares outstanding used to calculate basic income (loss) per share is reconciled to shares used to calculate diluted income (loss) per share as follows for the periods presented.

	Three Months Ended December 31,
(in thousands)	2015	2014
Basic shares	31,757	26,457
Shares issuable upon vesting/exercise of stock awards/options	87	N/A (a)
Diluted shares	31,844	26,457
(a) N/A - Not applicable, as the Company reported a net loss for the period.
(13) Other Liabilities
Other liabilities include the following as of December 31, 2015 and September 30, 2015:

(In thousands)	December 31, 2015	September 30, 2015
Accrued warranty expense	$28,913	$27,681
Accrued interest	20,215	31,632
Customer deposits	13,284	13,757
Accrued bonuses and deferred comp	10,073	25,076
Litigation accrual	13,612	12,607
Income tax liabilities	1,910	1,998
Other	34,261	36,215
Total Other Liabilities	$122,268	$148,966

(14) Segment Information
We currently operate in 13 states that are grouped into three homebuilding segments based on geography. Revenues in our homebuilding segments are derived from the sale of homes that we construct and from land and lot sales. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. We have considered the applicable aggregation criteria, and have combined our homebuilding operations into three reportable segments as follows:
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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sale expense, commission expense, depreciation and amortization and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are described in Note 2 to our consolidated financial statements in our 2015 Annual Report.
The following tables contain our revenue, operating income (loss) and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Revenue
West	$157,196	$87,465
East	100,557	104,813
Southeast	86,696	73,486
Total revenue	$344,449	$265,764

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Operating income (loss)
West	$16,786	$6,783
East	4,147	7,369
Southeast	10,657	(6,233)
Segment total	31,590	7,919
Corporate and unallocated (a)	(22,442)	(17,409)
Total operating income (loss)	$9,148	$(9,490)

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Depreciation and amortization
West	$1,218	$767
East	797	668
Southeast	449	485
Segment total	2,464	1,920
Corporate and unallocated (a)	527	421
Depreciation and amortization - continuing operations	$2,991	$2,341
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and expenses related to numerous shared services functions including information technology, treasury, corporate finance, legal, branding and other national marketing costs that benefit all segments, the cost of which is not allocated to the operating segments reported above. Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by corporate functions that benefit all segments.
The following table contains our capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Capital Expenditures
West	$1,133	$1,070
East	467	799
Southeast	969	862
Corporate and unallocated	94	203
Total capital expenditures	$2,663	$2,934
The following table contains our asset balance by segment as of December 31, 2015 and September 30, 2015:

(In thousands)	December 31, 2015	September 30, 2015
Assets
West	$855,207	$843,564
East	418,575	436,346
Southeast	322,695	317,295
Corporate and unallocated (a)	742,219	823,998
Total assets	$2,338,696	$2,421,203
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects and other items that are not allocated to the segments.

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
December 31, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$152,824	$(547)	$988	$(8,384)	$144,881
Restricted cash	37,708	1,643	—	—	39,351
Accounts receivable (net of allowance of $921)	—	50,555	—	—	50,555
Income tax receivable	269	—	—	—	269
Owned inventory	—	1,729,937	—	—	1,729,937
Investments in unconsolidated entities and marketable securities	773	10,948	—	—	11,721
Deferred tax assets, net	325,058	—	—	—	325,058
Property and equipment, net	—	20,236	—	—	20,236
Investments in subsidiaries	662,183	—	—	(662,183)	—
Intercompany	950,547	—	2,384	(952,931)	—
Other assets	11,874	4,814	—	—	16,688
Total assets	$2,141,236	$1,817,586	$3,372	$(1,623,498)	$2,338,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$81,395	$—	$—	$81,395
Other liabilities	20,632	101,138	498	—	122,268
Intercompany	2,384	958,931	—	(961,315)	—
Total debt (net of discounts of $3,449)	1,485,243	16,813	—	—	1,502,056
Total liabilities	1,508,259	1,158,277	498	(961,315)	1,705,719
Stockholders’ equity	632,977	659,309	2,874	(662,183)	632,977
Total liabilities and stockholders’ equity	$2,141,236	$1,817,586	$3,372	$(1,623,498)	$2,338,696

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$232,226	$21,543	$1,006	$(3,192)	$251,583
Restricted cash	37,177	1,724	—	—	38,901
Accounts receivable (net of allowance of $1,052)	—	52,378	1	—	52,379
Income tax receivable	419	—	—	—	419
Owned inventory	—	1,697,590	—	—	1,697,590
Consolidated inventory not owned	—	—	—	—	—
Investments in marketable securities and unconsolidated entities	773	12,961	—	—	13,734
Deferred tax assets, net	325,373	—	—	—	325,373
Property and equipment, net	—	22,230	—	—	22,230
Investments in subsidiaries	649,701	—	—	(649,701)	—
Intercompany	913,733	—	2,384	(916,117)	—
Other assets	12,519	6,471	4	—	18,994
Total assets	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$113,539	$—	$—	$113,539
Other liabilities	31,703	116,718	545	—	148,966
Intercompany	2,384	916,925	—	(919,309)	—
Obligations related to land not owned under option agreements	—	—	—	—	—
Total debt (net of discounts of $3,639)	1,507,411	20,864	—	—	1,528,275
Total liabilities	1,541,498	1,168,046	545	(919,309)	1,790,780
Stockholders’ equity	630,423	646,851	2,850	(649,701)	630,423
Total liabilities and stockholders’ equity	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income and Unaudited Comprehensive Income
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2015
Total revenue	$—	$344,449	$73	$(73)	$344,449
Home construction and land sales expenses	13,367	272,217	—	(73)	285,511
Inventory impairments and abandonments	—	1,356	—	—	1,356
Gross (loss) profit	(13,367)	70,876	73	—	57,582
Commissions	—	13,774	—	—	13,774
General and administrative expenses	—	31,642	27		31,669
Depreciation and amortization	—	2,991	—	—	2,991
Operating (loss) income	(13,367)	22,469	46	—	9,148
Equity in income of unconsolidated entities	—	60	—	—	60
Loss on extinguishment of debt	(828)	—	—	—	(828)
Other (expense) income, net	(7,432)	868	(1)	—	(6,565)
(Loss) income before income taxes	(21,627)	23,397	45	—	1,815
(Benefit from) provision for income taxes	(10,143)	10,742	17	—	616
Equity in income of subsidiaries	12,683	—	—	(12,683)	—
Income (loss) from continuing operations	1,199	12,655	28	(12,683)	1,199
Loss from discontinued operations	—	(197)	(3)	—	(200)
Equity in loss of subsidiaries from discontinued operations	(200)	—	—	200	—
Net income (loss) and comprehensive income (loss)	$999	$12,458	$25	$(12,483)	$999
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2014
Total revenue	$—	$265,764	$98	$(98)	$265,764
Home construction and land sales expenses	8,194	222,450	—	(98)	230,546
Gross (loss) profit	(8,194)	43,314	98	—	35,218
Commissions	—	10,926	—	—	10,926
General and administrative expenses	—	31,414	27	—	31,441
Depreciation and amortization	—	2,341	—	—	2,341
Operating (loss) income	(8,194)	(1,367)	71	—	(9,490)
Equity in loss of unconsolidated entities	—	142	—	—	142
Other (expense) income, net	(9,747)	314	(1)	—	(9,434)
(Loss) income before income taxes	(17,941)	(911)	70	—	(18,782)
(Benefit from) provision for income taxes	(6,627)	5,906	25	—	(696)
Equity in income of subsidiaries	(6,772)	—	—	6,772	—
(Loss) income from continuing operations	(18,086)	(6,817)	45	6,772	(18,086)
Loss from discontinued operations	—	(4,251)	(3)	—	(4,254)
Equity in income of subsidiaries from discontinued operations	(4,254)	—	—	4,254	—
Net (loss) income	$(22,340)	$(11,068)	$42	$11,026	$(22,340)
Change in unrealized loss related to available-for-sale securities	206	—	—	—	206
Comprehensive (loss) income	$(22,134)	$(11,068)	$42	$11,026	$(22,134)

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2015
Net cash used in operating activities	$(22,794)	$(55,038)	$(17)	$—	$(77,849)
Cash flows from investing activities:
Capital expenditures	—	(2,663)	—	—	(2,663)
Proceeds from sale of fixed assets	—	2,437	—	—	2,437
Investments in unconsolidated entities	—	(1,779)	—	—	(1,779)
Proceeds from sale of marketable securities and unconsolidated entities	—	1,142	—	—	1,142
Increases in restricted cash	—	(1,119)	—	—	(1,119)
Decreases in restricted cash	—	669	—	—	669
Advances to/from subsidiaries	(33,119)	—	—	33,119	—
Net cash (used in) provided by investing activities	(33,119)	(1,313)	—	33,119	(1,313)
Cash flows from financing activities:
Repayment of debt	(22,875)	(4,051)	—	—	(26,926)
Debt issuance costs	(413)	—	—	—	(413)
Advances to/from subsidiaries	—	38,312	(1)	(38,311)	—
Other financing activities	(201)	—	—	—	(201)
Net cash (used in) provided by financing activities	(23,489)	34,261	(1)	(38,311)	(27,540)
Decrease in cash and cash equivalents	(79,402)	(22,090)	(18)	(5,192)	(106,702)
Cash and cash equivalents at beginning of period	232,226	21,543	1,006	(3,192)	251,583
Cash and cash equivalents at end of period	$152,824	$(547)	$988	$(8,384)	$144,881
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2014
Net cash used in operating activities	$(30,841)	$(141,603)	$(88)	$—	$(172,532)
Cash flows from investing activities:
Capital expenditures	—	(2,934)	—	—	(2,934)
Investments in unconsolidated entities	—	(1,144)	—	—	(1,144)
Increases in restricted cash	(959)	(486)	—	—	(1,445)
Decreases in restricted cash	—	294	—	—	294
Advances to/from subsidiaries	(114,977)	—	—	114,977	—
Net cash (used in) provided by investing activities	(115,936)	(4,270)	—	114,977	(5,229)
Cash flows from financing activities:
Repayment of debt	(7,038)	(350)	—	—	(7,388)
Debt issuance costs	(126)	—	—	—	(126)
Advances to/from subsidiaries	—	124,171	4	(124,175)	—
Other financing activities	(199)	—	—	—	(199)
Net cash (used in) provided by financing activities	(7,363)	123,821	4	(124,175)	(7,713)
Decrease in cash and cash equivalents	(154,140)	(22,052)	(84)	(9,198)	(185,474)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$147,840	$(18)	$1,530	$(10,672)	$138,680

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited consolidated statements of income for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2015 or September 30, 2015. Discontinued operations were not segregated in the unaudited consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited consolidated statements of cash flows will not agree with the respective data in the unaudited consolidated statements of income. The results of our discontinued operations in the unaudited consolidated statements of income for the periods presented were as follows:

	Three Months Ended
	December 31,
(In thousands)	2015	2014
Total revenue	$—	$—
Home construction and land sales expenses (a)	308	3,951
Gross loss	(308)	(3,951)
General and administrative expenses	2	304
Operating loss	(310)	(4,255)
Other income (expense), net	—	—
Loss from discontinued operations before income taxes	(310)	(4,255)
Benefit from income taxes	(110)	(1)
Loss from discontinued operations, net of tax	$(200)	$(4,254)
(a) The three months ended December 31, 2014 included a $4.0 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operations in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is tied to a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. While we believe that there are multiple factors that point to further improvement in the homebuilding market in the next several years, such as historically attractive affordability, rising levels of household formation and continued job growth, there are several risks that could significantly impact our business during our fiscal 2016. These risks include an expected increase in mortgage interest rates, continued uncertainty in our domestic and international stock markets and potential volatile weather conditions like those seen in our Texas markets in the latter half of our fiscal 2015. However, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are strong.
Overview of Results for Our Fiscal First Quarter
For the quarter ended December 31, 2015, we recorded net income from continuing operations of $1.2 million, a substantial improvement of $19.3 million over the prior year quarter's net loss from continuing operations of $18.1 million. These comparative results were impacted by (1) a $13.6 million charge recorded in cost of sales in the prior year quarter related to Florida stucco installation problems (Florida stucco issues) and (2) a credit to cost of sales of $3.6 million in the current quarter for insurance recoveries received or anticipated to be received that were greater than current period charges related to the Florida stucco issues. However, it was primarily our strong operating performance during the period that drove positive net income from continuing operations during the first quarter, which we had not achieved since our fiscal 2012.
Looking at our underlying operating results, year-over-year closings increased by 18.5%, from 885 in the prior year quarter to 1,049 in the current quarter, and our average selling price (ASP) increased by 8.6%, both combining to increase our homebuilding revenues by 28.7%, from $261.6 million in the prior year quarter to $336.6 million in the current quarter. Homebuilding gross margins, excluding impairments, abandonments, interest and the warranty impacts noted above, declined to 20.4% in the current quarter from 21.8% in the prior year quarter and were impacted by several factors addressed within our “Results of Continuing Operations” discussion below. Additionally, our backlog continues to remain strong at 1,912 units as of the end of the quarter, an 8.0% increase from the end of our first quarter of fiscal 2015, even though our new orders, net declined by 4.5% from the prior year quarter. This current quarter ending backlog had an ASP of $331.9 thousand, an increase of 4.9% year-over-year. Commissions expense grew year-over-year due to higher business volume, but declined as a percentage of homebuilding revenues when compared with the prior year quarter. Finally, despite an increase in the size of our business, our general and administrative expenses remained largely flat.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates. Since we rolled out our “2B-10” plan, we have consistently noted that there are a number of paths to achieving our underlying goal of $200 million of EBITDA, and we continue our commitment to reaching these objectives as soon as possible. We expect to reach these objectives by making improvements on five key metrics: (1) sales per community per month (absorption rate); (2) active community count; (3) ASP; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative costs (SG&A) as a percentage of total revenue.
Since introducing our “2B-10” plan, we have made significant progress on achieving our objectives, with improvements in our key metrics over time. These improvements are due to the intense focus we have placed on the operational drivers of this plan, and, in part, to improved market conditions. Here is where we currently stand on each of the five key target metrics in relation to our current “2B-10” roadmap:

•
Sales per community per month was 1.8 and 2.1 for the quarters ended December 31, 2015 and December 31, 2014, respectively. The first month of the current quarter was particularly slow, but we saw marked improvement in sales activity during the following two months. Sales per community per month was 2.7 for the trailing 12 months ended December 31, 2015 versus 2.8 a year ago, and is still close to the range established in our “2B-10” plan of 2.8 to 3.0. We continue to believe that we are currently among the industry leaders in sales absorption rates, and are focused on improving the sales pace in our expanding number of communities.

•
Our ASP for closings during the trailing 12 months ended December 31, 2015 was $318.1 thousand, up 10.5% year-over-year, and our ASP in backlog at December 31, 2015 has risen 4.9% versus the prior year to $331.9 thousand. Our targeted metric for ASP is currently a range of $330.0 thousand to $340.0 thousand, which we believe is achievable based on recent increases in our ASP on closed homes, our ASP on homes in backlog as of December 31, 2015 and our current mix of communities available for sale.

•
During the current quarter, we had an average active community count of 169, up 9.7% over last year. In order to sustain our active community count, we invested another $111.7 million in land and land development during the current quarter, bringing our total spending for the trailing 12-month period to $419.5 million. We continue to strategically evaluate opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage in the current fiscal year with land acquisition strategies that minimize our capital employed. Our “2B-10” target metric is a community count range between 170 to 175, which we are approaching.

•
Homebuilding gross margin, excluding impairments, abandonments and interest for the trailing 12 months ended December 31, 2015 was 21.4%. Excluding the cumulative impact over the past 12 months of the Florida stucco issues, our margin for the trailing 12 months would have been 21.2%, which is consistent with prior year and is within our “2B-10” target metric range of between 21.0% and 22.0%. Our homebuilding gross margin is impacted by the increasing cost of land, driven by both market conditions and the structure of our land deals, and labor, as well as geographic and community mix.

•
SG&A for the trailing 12 months ended December 31, 2015 was 12.3% of total revenue, a decrease of 140 basis points from the prior year. Although it is above our “2B-10” target range of between 11.0% and 12.0%, we believe that as we grow revenue from our larger base of communities and higher ASPs, we will demonstrate improved SG&A cost leverage.

For the trailing 12 months ended December 31, 2015, our revenues were $1.7 billion, up 18.8% year-over-year. Excluding the one time items detailed in our full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended December 31, 2015 increased $25.8 million, or 20.2%, to $153.7 million.
We expect to continue our focus on our “2B-10” metrics throughout fiscal 2016, with particular emphasis on driving sales absorptions within our increased number of active communities and improving our homebuilding gross margin.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three months ended December 31, 2015 may not accurately predict our ultimate full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
($ in thousands)	2015	2014
Revenues:
Homebuilding	$336,593	$261,582
Land sales and other	7,856	4,182
Total	$344,449	$265,764
Gross profit (loss):
Homebuilding	$58,063	$35,277
Land sales and other	(481)	(59)
Total	$57,582	$35,218
Gross margin:
Homebuilding(a)	17.3%	13.5%
Land sales and other	(6.1)%	(1.4)%
Total	16.7%	13.3%
Commissions	$13,774	$10,926
General and administrative expenses (G&A)	31,669	31,441
SG&A (commissions plus G&A) as a percentage of total revenue	13.2%	15.9%
G&A as a percentage of total revenue	9.2%	11.8%
Depreciation and amortization	$2,991	$2,341
Operating income (loss)	$9,148	$(9,490)
Operating income (loss) as a percentage of total revenue	2.7%	(3.6)%
Effective Tax Rate(b)	33.9%	3.7%
Equity in income of unconsolidated entities	$60	$142
Loss on extinguishment of debt	(828)	—
(a) In addition to other items, our homebuilding gross margin was impacted by unexpected warranty costs related to the Florida stucco issues, as well as the associated insurance recoveries. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to the effects of changes in our valuation allowance on our deferred tax assets and changes in our unrecognized tax benefits during our fiscal 2014, our effective tax rate was not a meaningful metric in the prior year period, as our income tax provisions and benefits were not directly correlated to the amount of pretax income or loss for the associated periods.
EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment, impairments and abandonments) to total company net income (loss), the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
In addition, given the unusual size and nature of certain charges recorded during the periods presented, Adjusted EBITDA is also shown excluding these charges in the following table. Management believes that this representation best reflects the operating characteristics of the Company.

The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31, (a)
	2015	2014	15 v 14	2015	2014	15 v 14
Net income (loss)	$999	$(22,340)	$23,339	$367,433	$17,181	$350,252
Provision (benefit) from income taxes	506	(697)	1,203	(324,724)	(42,551)	(282,173)
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	21,083	18,034	3,049	89,035	86,716	2,319
Depreciation and amortization and stock compensation amortization	4,747	3,715	1,032	20,505	16,065	4,440
Inventory impairments and abandonments	1,356	—	1,356	4,465	8,031	(3,566)
Loss on debt extinguishment	828	—	828	908	19,917	(19,009)
Adjusted EBITDA	$29,519	$(1,288)	$30,807	$157,622	$105,359	$52,263
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)	13,582	(17,194)	(3,612)	17,872	(21,484)
Unexpected warranty costs related to water intrusion issues in New Jersey (net of expected insurance recoveries)	—	—	—	—	648	(648)
Litigation settlement in discontinued operations	—	4,000	(4,000)	(340)	4,000	(4,340)
Adjusted EBITDA excluding unexpected warranty costs and a litigation settlement in discontinued operations	$25,907	$16,294	$9,613	$153,670	$127,879	$25,791
(a) “LTM” indicates amounts for the trailing 12 months.

Homebuilding Operations Data

The following table summarizes new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2015	2014	15 v 14	2015	2014
West	422	405	4.2%	24.1%	20.0%
East	248	286	(13.3)%	25.7%	22.5%
Southeast	253	275	(8.0)%	28.5%	22.3%
Total	923	966	(4.5)%	25.8%	21.4%
Sales per community per month was 1.8 and 2.1 for the quarters ended December 31, 2015 and December 31, 2014, respectively, while our average active communities increased 9.7% year-over-year to 169 during the quarter ended December 31, 2015. The lower sales pace, however, drove the 4.5% decrease in new orders, net despite our community count growth, and was caused by a particularly slow start to the quarter, which then gained some momentum.
In our West segment, the increase in new orders, net was primarily driven by our Sacramento operations, where we activated several new communities after the prior year quarter, as well as our Texas markets, which continue to demonstrate strong sales performance. The decrease in the East segment was caused by declines in Indianapolis, as well as in New Jersey, where we elected not to continue to reinvest in new homebuilding assets. Finally, the decline in our Southeast segment was primarily driven by our Charleston market, partially offset by strong order activity in Atlanta.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP in backlog as of December 31, 2015 and December 31, 2014:

	As of December 31,
	2015	2014	15 v 14
Backlog Units:
West	885	646	37.0%
East	478	581	(17.7)%
Southeast	549	544	0.9%
Total	1,912	1,771	8.0%
Aggregate dollar value of homes in backlog (in millions)	$634.6	$560.5	13.2%
ASP in backlog (in thousands)	$331.9	$316.5	4.9%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog as of December 31, 2015 increased by 8.0% over the prior year, driven by our higher active community count. Growth in new orders and backlog over time is expected as the sales pace in recently opened communities improves.
Homebuilding Revenues, Average Selling Price and Closings
The tables below summarize homebuilding revenues, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2015	2014	15 v 14	2015	2014	15 v 14	2015	2014	15 v 14
West	$157,196	$86,318	82.1%	$319.5	$273.2	16.9%	492	316	55.7%
East	94,345	101,832	(7.4)%	367.1	333.9	9.9%	257	305	(15.7)%
Southeast	85,052	73,432	15.8%	283.5	278.2	1.9%	300	264	13.6%
Total	$336,593	$261,582	28.7%	$320.9	$295.6	8.6%	1,049	885	18.5%
The change in ASP for the three months ended December 31, 2015 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared to the prior year. It was also positively impacted by our improved operational strategies, as well as improved market conditions in certain geographies.
Closings increased due to our higher year-over-year community count, increased backlog entering the current year quarter when compared to the prior year and additional closings in our Texas market that were pushed out of last year due to the weather conditions in that region. Additionally, we sold and closed a significant number of speculative homes in our Maryland market during the current quarter. With this increase in ASP and an 18.5% increase in closings, our year-over-year homebuilding revenues increased by 28.7% for the three months ended December 31, 2015.
On average, we anticipate that our ASP will likely continue to increase in future quarters as indicated by our ASP for homes in backlog. We also anticipate that our closings in future quarters will increase as we begin to close homes in several recently opened communities, as evidenced by our higher year-over-year backlog.
Homebuilding Gross Profit and Gross Margin
The following tables summarize our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and abandonment charges).

($ in thousands)	Three Months Ended December 31, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$32,213	20.5%	$—	$32,213	20.5%	$—	$32,213	20.5%
East	14,598	15.5%	—	14,598	15.5%	—	14,598	15.5%
Southeast	19,649	23.1%	788	20,437	24.0%	—	20,437	24.0%
Corporate & unallocated	(8,397)		—	(8,397)		13,367	4,970
Total homebuilding	$58,063	17.3%	$788	$58,851	17.5%	$13,367	$72,218	21.5%

($ in thousands)	Three Months Ended December 31, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$17,498	20.3%	$—	$17,498	20.3%	$—	$17,498	20.3%
East	18,565	18.2%	—	18,565	18.2%	—	18,565	18.2%
Southeast	2,080	2.8%	—	2,080	2.8%	—	2,080	2.8%
Corporate & unallocated	(2,866)		—	(2,866)		8,194	5,328
Total homebuilding	$35,277	13.5%	$—	$35,277	13.5%	$8,194	$43,471	16.6%

Our overall homebuilding gross profit increased by $22.8 million to $58.1 million for the three months ended December 31, 2015, from $35.3 million in the prior year. The increase was primarily due to additional gross profit on a $75.0 million increase in homebuilding revenues (driven by higher year-over-year closings and ASP). In both fiscal periods, we had unexpected warranty costs related to the Florida stucco issues and associated insurance recoveries that impacted our homebuilding gross profit as follows: (1) current quarter gross profit includes a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than current period charges; and (2) the prior year quarter gross profit includes a $13.6 million charge recorded in cost of sales related to the Florida stucco issues (no insurance recoveries were recorded in the prior year period, as we had not yet met the thresholds established by our insurance policies; refer to Note 8 of the notes to our unaudited consolidated financial statements in this Form 10-Q). Adjusted for the Florida stucco issues, our homebuilding gross margin would have been 16.2% for the current quarter (20.4% without impairments and abandonments and interest), compared with 18.7% for the prior fiscal year quarter (21.8% without impairments and abandonments and interest). The decline in our homebuilding gross margin, after considering impairments and abandonments, interest and the impact of the Florida stucco issues, is due to: (1) a change in mix of closings between speculative (spec) and non-spec homes, particularly in our Maryland market where we sold and closed a number of spec homes during the current quarter; (2) the structure of our land deals, as finished lot purchases or the use of land bankers tend to result in lower gross margins; (3) geographic mix of closings; (4) activation of assets formerly classified as land held for future development, which generally have lower margins; and (5) higher labor costs.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 17.6% and excluding interest and inventory impairments, it was 21.4%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 6.5% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(4.2)%
Impact of interest amortized to COS related to these communities	4.9%
Pre-impairment turn gross margin, excluding interest amortization	0.7%
Impact of impairment turns	14.6%
Gross margin (post impairment turns), excluding interest amortization	15.3%
Land Sales and Other Revenues and Gross Profit (Loss)
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees. The following table summarizes our land sales and other revenues and related gross profit (loss) by reportable segment for the periods presented:

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
(In thousands)	2015	2014	15 v 14	2015	2014	15 v 14
West	$—	$1,147	$(1,147)	$351	$(10)	$361
East	6,212	2,981	3,231	(246)	27	(273)
Southeast	1,644	54	1,590	(214)	49	(263)
Corporate and unallocated (a)	—	—	—	(372)	(125)	(247)
Total	$7,856	$4,182	$3,674	$(481)	$(59)	$(422)
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
To further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three months ended December 31, 2015 that did not fit within our strategic plans, leading to the increase in land sales revenues over our comparable fiscal 2015 period.
Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

(In thousands)	Three Months Ended December 31,
	2015	2014	15 v 14
West	$16,786	$6,783	$10,003
East	4,147	7,369	(3,222)
Southeast	10,657	(6,233)	16,890
Corporate and Unallocated (a)	(22,442)	(17,409)	(5,033)
Operating income (loss)	$9,148	$(9,490)	$18,638
(a) Corporate and unallocated includes amortization of capitalized interest and indirects, as well as costs related to numerous shared services functions that benefit all segments and are not allocated.
Our operating income improved by $18.6 million to $9.1 million for the three months ended December 31, 2015, compared to a loss of $9.5 million for the three months ended December 31, 2014. As a percentage of revenue, our operating income was 2.7% for the three months ended December 31, 2015. As noted in the discussion above, homebuilding gross profit increased by $22.8 million, driving our increase in operating income. This increase was partially offset by a $2.8 million increase in year-over-year commissions expense due to higher closings, ASP and, ultimately, homebuilding revenues (commissions as a percentage of homebuilding revenues actually declined to 4.1% from 4.2% in the prior year period). Our G&A expenses were relatively flat, but significantly declined as a percentage of total revenue to 9.2% from 11.8% in the prior year period.
Below operating income, we had two significant year-over-year fluctuations as follows: (1) we had a current quarter reduction in our other expense, net line of $2.9 million, mainly driven by our ability to capitalize additional interest in the current quarter due to a higher qualified inventory balance (refer to Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q); and (2) we recorded a $0.8 million loss on extinguishment of debt during the current quarter, as we continued to repurchase a portion of our 8 1/8% Senior Notes before they come due in June 2016.
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which has been the valuation allowance recorded against substantially all of our deferred tax assets, but was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax provisions and benefits were not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in the first quarter of our fiscal 2016, the Company is using an annualized effective tax rate to determine its tax provisions and benefits, which should correlate to our pretax income or loss in future periods.
Our overall effective tax rates from continuing operations were 33.9% for the three months ended December 31, 2015, compared to 3.7% for the three months ended December 31, 2014, with the prior year rate not being meaningful for the reasons discussed above.
Refer to Note 10 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three months ended December 31, 2015 as compared to 2014
West Segment: Homebuilding revenues increased 82.1% for the three months ended December 31, 2015 compared to the prior year due to a 55.7% increase in closings (particularly in our Texas markets, where closings were pushed out of last fiscal year due to the weather conditions in that region), as well as a significant year-over-year increase in ASP of 16.9%, which improved in the large majority of our markets in the West segment. As compared to the prior year, our homebuilding gross profit increased by $14.7 million, due mainly to the increase in revenues already discussed, and, to a lesser extent, a slight increase in homebuilding gross margin from 20.3% to 20.5%. The $10.0 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by higher sales commissions on improved revenues and a modest increase in G&A, as our community count and operations have grown, particularly with our re-entry into the Sacramento market.
East Segment: Homebuilding revenues decreased 7.4% for the three months ended December 31, 2015 versus the prior year, primarily due to a 15.7% decline in closings, partially offset by the impact of a 9.9% increase in ASP. As compared to the prior year, our homebuilding gross profit decreased $4.0 million, related mainly to the aforementioned decline in homebuilding revenues, as well as lower homebuilding gross margins, which declined from 18.2% in the prior year quarter to 15.5%. This decline in gross margin in the East segment was primarily due to mix of closings between spec and non-spec homes, as we were successful in reducing the number of spec homes in certain key markets, particularly Maryland, and the impact of lower margins from communities being closed out. The $3.2 million decrease in operating income resulted from the decrease in gross profits as previously discussed, partially offset by a decrease in SG&A costs due to the decline in closings from prior year.
Southeast Segment: As compared to the prior year period, homebuilding revenues increased significantly by 15.8% due to a 13.6% increase in closings, as well as a 1.9% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $17.6 million, but was impacted by the Florida stucco issues as follows: (1) current quarter gross profit includes a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than current period charges; and (2) the prior year quarter includes a $13.6 million charge recorded in cost of sales related to the Florida stucco issues (no insurance recoveries were recorded in the prior year period, as we had not yet met the thresholds established by our insurance policies; refer to Note 8 of the notes to our unaudited consolidated financial statements in this Form 10-Q). After adjusting for the impact of the Florida stucco issues, gross profit in the Southeast segment was relatively flat, and gross margin declined from 21.3% to 18.9% due to mix of closings between communities and product type, the structure of our land deals and the close out of certain communities. The increase in operating income of $16.9 million, after also being adjusted for the Florida stucco issues in each period, is also relatively flat year-over-year.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and expenses for numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal and national marketing costs. The costs of these shared services are not allocated to the operating segments. For the three months ended December 31, 2015, corporate and unallocated costs increased $5.0 million over the prior year period, primarily due to a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q) and slightly higher corporate costs incurred due to business growth.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of December 31, 2015, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
Liquidity and Capital Resources. Our sources of liquidity include, but are not limited to: (1) cash from operations; (2) proceeds from Senior Notes, our Secured Revolving Credit Facility (the Facility) and other bank borrowings; (3) the issuance of equity and equity-linked securities; and (4) other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
Cash and cash equivalents decreased as follows for the periods presented:

	Three Months Ended December 31,
(in thousands)	2015	2014
Cash used in operating activities	$(77,849)	$(172,532)
Cash used in investing activities	(1,313)	(5,229)
Cash used in financing activities	(27,540)	(7,713)
Net decrease in cash and cash equivalents	$(106,702)	$(185,474)
Operating Activities. We spent $111.7 million on land and land development activities during the three months ended December 31, 2015, a decrease of $33.8 million, or 23%, compared to $145.4 million in land-related spending for the three months ended December 31, 2014. This decline is the result of our goal to reduce our leverage during our fiscal 2016, which has led to an increase in finished lot purchases and the increased use of land banking. Our level of land and land development spend, which partly drives our change in inventory, had a significant impact on our net cash used in operating activities in both years, bringing net cash used in operating activities to $77.8 million and $172.5 million for the three months ended December 31, 2015 and 2014, respectively. Our year-over-year increase in earnings also significantly impacted cash used in operations, driven by higher revenues from additional closings and an elevated ASP.
Investing Activities. Net cash used in investing activities was $1.3 million for the three months ended December 31, 2015, primarily driven by capital expenditures for model homes and additional investments made in unconsolidated entities, partially offset by proceeds received from the sale of a building owned by the Company. Net cash used in investing activities was $5.2 million for the three months ended December 31, 2014, primarily related to capital expenditures for model homes, additional investments in unconsolidated entities, and an increase in restricted cash.

Financing Activities. Net cash used in financing activities was $27.5 million for the three months ended December 31, 2015, primarily related to principal payments on the 2016 Notes (refer to Note 7 of the notes to our unaudited consolidated financial statements included in this Form 10-Q). Net cash used in financing activities was $7.7 million for the three months ended December 31, 2014, primarily related to principal payments on the then outstanding 2015 TEU notes and other secured notes payable. For further information related to the 2015 TEU notes, refer to Note 8 to our audited consolidated financial statements within our 2015 Annual Report.
Financial Position. As of December 31, 2015, our liquidity position consisted of:

•	$144.9 million in cash and cash equivalents;

•	$116.4 million of remaining capacity under the Facility (due to the use of the Facility to secure $28.6 million in letters of credit); and

•	$39.4 million of restricted cash, $22.4 million of which related to our cash secured loans.
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
In June 2016, our 8 1/8% Senior Notes (the 2016 Notes) come due; as of December 31, 2015, the 2016 Notes had a remaining principal balance of $148.0 million, which reflects redemptions of $22.9 million made in the current quarter (refer to Note 7 of the notes to our unaudited consolidated financial statements in this Form 10-Q). During January 2016, we have already repurchased an additional $5.0 million of these notes. We intend to refinance these notes in the open market at our earliest opportunity. If we are unable to do so before the 2016 Notes come due, we expect to have sufficient liquidity, including cash from operations and availability under the Facility, to redeem them in full.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $145 million and an available capacity of $116.4 million as of December 31, 2015 after considering our outstanding letters of credit backed by the Facility of $28.6 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $14.6 million of outstanding letters of credit under these facilities (in addition to the $28.6 million outstanding letters of credit backed by the Facility), secured with cash collateral which is maintained in restricted accounts totaling $15.3 million.
In the future, we may from time-to-time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions or otherwise. We also may seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 7 of the notes to our unaudited consolidated financial statements in this Form 10-Q for more information.
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
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the three months ended December 31, 2015 or 2014. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. As of December 31, 2015, under the most restrictive covenants, none of our retained earnings were available for cash dividends. Hence, there were no dividends paid during the three months ended December 31, 2015 or 2014.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. As of December 31, 2015, we controlled 25,326 lots. We owned 77.5%, or 19,638 of these lots, and 5,688 of these lots, or 22.5%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $65.6 million as of December 31, 2015. The total remaining purchase price, net of cash deposits, committed under all options was $421.1 million as of December 31, 2015. As market conditions continue to improve, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Our unconsolidated entities periodically obtain secured acquisition and development financing. As of December 31, 2015, our unconsolidated entities had borrowings outstanding totaling $12.9 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of December 31, 2015, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our unaudited consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $188.6 million as of December 31, 2015, related principally to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies: Our critical accounting policies require the use of judgment in their application and/or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop a different conclusion. As disclosed in our 2015 Annual Report, our most critical accounting policies relate to (1) inventory valuation (projects in progress, land held for future development and land held for sale); (2) homebuilding revenues and costs; (3) warranty reserves; (4) income tax valuation allowances and ownership changes; and (5) investments in unconsolidated entities. Since September 30, 2015, there have been no significant changes to these critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or results of operations. As of December 31, 2015, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rates would not be material to our financial statements. The estimated fair value of our fixed rate debt as of December 31, 2015 was $1.42 billion compared to a carrying value of $1.48 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.42 billion to $1.46 billion as of December 31, 2015.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims at no cost or for amounts that are not material to our consolidated financial statements. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of December 31, 2015, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $8.6 million recorded on our unaudited consolidated balance sheet as of December 31, 2015 related to the DPA and the HUD Agreement, $1.2 million of which were accrued for during the three months ended December 31, 2015.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015.
Item 6. Exhibits

10.1*	Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers).

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2015, filed on February 4, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 4, 2016	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer