Form 10-Q
period 2016-03-31
BEAZER HOMES USA INC
filed 2016-04-28
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at April 25, 2016
Common Stock, $0.001 par value	33,086,585

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors include:

•
economic changes nationally or in local markets, changes in consumer confidence, declines in employment levels, inflation or increases in the quantity and decreases in the price of new homes and resale homes on the market;

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

•
potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, and possible penalties for failure to comply with such laws, regulations or governmental policies, including those related to the environment;

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$134,933	$251,583
Restricted cash	17,279	38,901
Accounts receivable (net of allowance of $872 and $1,052, respectively)	55,603	52,379
Income tax receivable	221	419
Owned inventory	1,750,652	1,697,590
Investments in unconsolidated entities	9,015	13,734
Deferred tax assets, net	329,644	325,373
Property and equipment, net	20,699	22,230
Other assets	15,695	18,994
Total assets	$2,333,741	$2,421,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$98,556	$113,539
Other liabilities	142,028	148,966
Total debt (net of discounts of $5,272 and $3,639, respectively)	1,459,605	1,528,275
Total liabilities	1,700,189	1,790,780
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,092,278 issued and outstanding and 32,660,583 issued and outstanding, respectively)	33	33
Paid-in capital	860,917	857,553
Accumulated deficit	(227,398)	(227,163)
Total stockholders’ equity	633,552	630,423
Total liabilities and stockholders’ equity	$2,333,741	$2,421,203

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Total revenue	$385,607	$299,359	$730,056	$565,123
Home construction and land sales expenses	324,216	245,446	609,727	475,992
Inventory impairments and abandonments	1,825	—	3,181	—
Gross profit	59,566	53,913	117,148	89,131
Commissions	14,582	11,969	28,356	22,895
General and administrative expenses	38,898	32,727	70,567	64,168
Depreciation and amortization	3,056	2,781	6,047	5,122
Operating income (loss)	3,030	6,436	12,178	(3,054)
Equity in income (loss) of unconsolidated entities	(51)	82	9	224
Loss on extinguishment of debt	(1,631)	—	(2,459)	—
Other expense, net	(6,558)	(8,473)	(13,123)	(17,907)
Loss from continuing operations before income taxes	(5,210)	(1,955)	(3,395)	(20,737)
Expense (benefit) from income taxes	(3,898)	105	(3,282)	(591)
Loss from continuing operations	(1,312)	(2,060)	(113)	(20,146)
Income (loss) from discontinued operations, net of tax	78	64	(122)	(4,190)
Net income (loss)	$(1,234)	$(1,996)	$(235)	$(24,336)
Weighted average number of shares:
Basic	31,808	26,480	31,783	26,469
Diluted	31,808	26,480	31,783	26,469
Basic income (loss) per share:
Continuing operations	$(0.04)	$(0.08)	$(0.01)	$(0.76)
Discontinued operations	$—	$—	$—	$(0.16)
Total	$(0.04)	$(0.08)	$(0.01)	$(0.92)
Diluted income (loss) per share:
Continuing operations	$(0.04)	$(0.08)	$(0.01)	$(0.76)
Discontinued operations	$—	$—	$—	$(0.16)
Total	$(0.04)	$(0.08)	$(0.01)	$(0.92)

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$(1,234)	$(1,996)	$(235)	$(24,336)
Other comprehensive income (loss), net of income tax:
Change in unrealized loss related to available-for-sale securities	—	1,070	—	1,276
Comprehensive income (loss)	$(1,234)	$(926)	$(235)	$(23,060)

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(235)	$(24,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,047	5,122
Stock-based compensation expense	3,787	2,916
Inventory impairments and abandonments	3,181	—
Deferred and other income tax expense (benefit)	(4,266)	(763)
Gain on sale of fixed assets	(820)	—
Change in allowance for doubtful accounts	(180)	60
Equity in (income) loss of unconsolidated entities and marketable securities	(9)	1,606
Cash distributions of income from unconsolidated entities and marketable securities	33	34
Loss on extinguishment of debt	155	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,044)	(1,511)
Decrease in income tax receivable	198	—
Increase in inventory	(44,328)	(181,765)
Decrease in other assets	3,446	2,779
Decrease in trade accounts payable	(14,983)	(5,393)
Decrease in other liabilities	(8,867)	(1,541)
Other changes	—	(124)
Net cash used in operating activities	(59,885)	(202,916)
Cash flows from investing activities:
Capital expenditures	(6,017)	(7,478)
Proceeds from sale of fixed assets	2,471	—
Investments in unconsolidated entities	(2,787)	(1,670)
Return of capital from unconsolidated entities and marketable securities	1,141	24,211
Increases in restricted cash	(1,770)	(2,487)
Decreases in restricted cash	23,392	22,259
Net cash provided by investing activities	16,430	34,835
Cash flows from financing activities:
Repayment of debt	(208,221)	(9,514)
Proceeds from issuance of new debt	137,900	—
Repayment of borrowings from credit facility	(25,000)	—
Borrowings from credit facility	25,000	—
Debt issuance costs	(2,451)	(126)
Other financing activities	(423)	(172)
Net cash used in financing activities	(73,195)	(9,812)
Decrease in cash and cash equivalents	(116,650)	(177,893)
Cash and cash equivalents at beginning of period	251,583	324,154
Cash and cash equivalents at end of period	$134,933	$146,261

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of our consolidated operations presented herein for the three and six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in our operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to Note 2 to the audited consolidated financial statements within our 2015 Annual Report.
Over the past few years, we have discontinued homebuilding operations in certain markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying unaudited consolidated statements of income for all periods presented (see Note 16 for further discussion of our discontinued operations).
We evaluated events that occurred after the balance sheet date but before the financial statements were issued for accounting treatment and disclosure.
Our fiscal 2016 began on October 1, 2015 and ends on September 30, 2016. Our fiscal 2015 began on October 1, 2014 and ended on September 30, 2015. Our fiscal 2014 began on October 1, 2013 and ended on September 30, 2014.
Basis of Consolidation. These unaudited consolidated financial statements present the consolidated financial position, income, comprehensive income and cash flows of the Company, including its subsidiaries. Intercompany balances have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2015 Annual Report. Our homebuilding inventories that are accounted for as held for development (development projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.
Recent Accounting Pronouncements.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have been involved in industry-specific discussions with the FASB on the treatment of certain items.
Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. Additionally, in August 2015, the FASB issued related guidance in ASU 2015-15 pertaining to debt issuance costs incurred in connection with line-of-credit arrangements, which states that an objection would not be made to an entity deferring such costs and continuing to present them as an asset until the costs are amortized ratably over the term of the line-of-credit agreement. In all cases, debt issuance costs will continue to be amortized to interest expense. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The guidance within ASU 2015-03 will be effective for the Company's first fiscal year beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We only expect our balance sheet presentation of debt issuance costs that are not related to line-of-credit agreements to change as a result of the adoption of this guidance.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to record most leases on their balance sheets. The timing and classification of lease-related expenses for lessees will depend on whether a lease is determined to be a finance lease or an operating lease using updated criteria within ASU 2016-02. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Regardless of lease type, the lessee will recognize a right-of-use asset, representing the right to use the identified asset during the lease term, and a related lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the current lease accounting rules. The guidance within ASU 2016-02 will be effective for the Company's first fiscal year beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach, which requires application of the standard at the beginning of the earliest comparative period presented, with certain optional practical expedients. ASU 2016-02 also requires significantly enhanced disclosures around an entity's leases and the related accounting. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies several aspects of accounting for employee stock-based compensation transactions. First, ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recorded as income tax expense in the income statement, thereby eliminating the concept of the “APIC pool” contained in the current guidance. This change is required to be applied prospectively to all excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) resulting from settlements after the date of the adoption of the ASU. Second, ASU 2016-09 permits entities to make an election to either estimate forfeitures or recognize them when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. Third, ASU 2016-09 modifies the current exception to liability classification of an award when the employer withholds shares to meet tax withholding requirements. Finally, the classification of certain transactions related to share-based payments within the statement of cash flows is clarified within the ASU. The guidance within ASU 2016-09 will be effective for the Company's first fiscal year beginning after December 15, 2016. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Six Months Ended
	March 31,
(In thousands)	2016	2015
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$—	$(2,916)
Non-cash land acquisitions (a)	8,265	12,904
Supplemental disclosure of cash activity:
Interest payments	60,998	59,702
Income tax payments	471	98
Tax refunds received	67	—

(a) For the six months ended March 31, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures. For the six months ended March 31, 2015, non-cash land acquisitions were comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.
(4) Investments in Marketable Securities and Unconsolidated Entities
Marketable Securities
During the fourth quarter of fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares represented marketable equity securities with a readily available fair value and were classified as available-for-sale securities. In March 2015, the Company sold the shares and recorded a loss of $1.8 million (approximately $0.5 million of which was attributable to fair value changes in fiscal 2015) that was recorded within other expense, net in our consolidated statements of income. During the six months ended March 31, 2015, the Company recorded an unrealized gain of $1.3 million ($1.1 million during the three months ended March 31, 2015), which was reflected in other comprehensive income (loss), representing a reduction of the overall loss incurred on the securities since acquired.
Unconsolidated Entities
As of March 31, 2016, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of March 31, 2016 and September 30, 2015:

(In thousands)	March 31, 2016	September 30, 2015
Beazer’s investment in unconsolidated entities	$9,015	$13,734
Total equity of unconsolidated entities	31,763	52,118
Total outstanding borrowings of unconsolidated entities	12,623	12,206

For the three and six months ended March 31, 2016 and 2015, there were no impairments related to our investments in these unconsolidated entities.
Our equity in income (loss) from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Equity in income (loss) of unconsolidated entities	$(51)	$82	$9	$224
South Edge/Inspirada. During our fiscal 2014, we and other members of the Inspirada joint venture (Inspirada) received land in exchange for our investment in Inspirada. During our fiscal 2015, we paid $3.3 million to the joint venture related to infrastructure and development costs. In the current fiscal year, we paid additional amounts, bringing our remaining obligation for our portion of future infrastructure and other development costs to $1.1 million as of March 31, 2016.
Guarantees. Our joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our joint venture partners have provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2016 and September 30, 2015, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2016 and 2015, we were not required to make any payments related to environmental indemnities.
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

(5) Inventory
The components of our owned inventory are as follows as of March 31, 2016 and September 30, 2015:

(In thousands)	March 31, 2016	September 30, 2015
Homes under construction	$446,698	$377,281
Development projects in progress	777,369	809,900
Land held for future development	260,222	270,990
Land held for sale	49,500	44,555
Capitalized interest	140,139	123,457
Model homes	76,724	71,407
Total owned inventory	$1,750,652	$1,697,590

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction. We had 117 (with a cost of $33.1 million) and 128 (with a cost of $40.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of March 31, 2016 and September 30, 2015, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).
Total owned inventory, by reportable segment, is presented by category in the table below as of March 31, 2016 and September 30, 2015:

(In thousands)	Projects in Progress (a)		Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2016
West Segment	$618,115		$219,323	$4,816	$842,254
East Segment	340,842		29,908	27,100	397,850
Southeast Segment	290,311		10,991	16,484	317,786
Corporate and unallocated	191,662	(b)	—	1,100	192,762
Total	$1,440,930		$260,222	$49,500	$1,750,652
September 30, 2015
West Segment	$583,210		$230,778	$6,941	$820,929
East Segment	353,054		29,280	30,927	413,261
Southeast Segment	277,351		10,932	5,587	293,870
Corporate and unallocated	168,430	(b)	—	1,100	169,530
Total	$1,382,045		$270,990	$44,555	$1,697,590
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest and model home categories from the preceding table.
(b) Includes capitalized interest and indirect costs that are maintained within Corporate and unallocated.

Inventory Impairments. When conducting our community level review for the recoverability of our inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determine that it is prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and location of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the quarter ended March 31, 2016, there were two communities on our watch list, both in the West segment, that required further analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis was conducted for the two communities, leading to an impairment charge for one of these communities. For the quarter ended March 31, 2015, one community in our West segment was on our quarterly watch list that required additional consideration. After additional financial and operational review on the one community in our prior fiscal year, we determined that the factors contributing to profit margins below our threshold were temporary in nature, and therefore the community was not subjected to further analysis, including any undiscounted cash flow analysis, and no impairment for that asset was recorded during the quarter ended March 31, 2015.
The table below summarizes the results of our undiscounted cash flow analysis by reportable segment, where applicable, for the quarters ended March 31, 2016 and March 31, 2015:

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	# of Communities on Watch List (b)	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (c)
Quarter Ended March 31, 2016
West	2	2	$20,809	108.0%
Corporate and unallocated (d)	—	—	1,105	N/A (e)
Total	2	2	$21,914
Quarter Ended March 31, 2015
West	1	—	$—	—%
(a) We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements.
(b) Totals in this column exclude communities that are closing out (and have less than 10 closings remaining), as well as communities that are excluded due to certain qualitative considerations that would imply that low profitability levels are temporary in nature.
(c) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our “watch list” methodology. While this metric was above 100% for the current quarter in total, the community that we ultimately impaired was below 100%, while the community we did not impair was above 100%.
(d) Amount represents capitalized interest and indirects balance related to the communities for which an undiscounted cash flow analysis was prepared. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(e) N/A - not applicable.

The following table presents, by reportable segment, details around the impairment charges taken on projects in progress for the three and six months ended March 31, 2016:

($ in thousands)
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Quarter Ended March 31, 2016					Six Months Ended March 31, 2016
West	1	34	$1,513	$5,518	1	34	$1,513	$5,518
Corporate and unallocated (a)	—	—	312	—	—	—	312	—
Total	1	34	$1,825	$5,518	1	34	$1,825	$5,518
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
Impairments on land held for sale generally represent write downs of these properties to net realizable value, less estimated costs to sell, and are based on current market conditions and our review of recent comparable transactions. Our assumptions about land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions. We calculate the estimated fair value of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
From time-to-time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write-off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to permitting or other regulatory issues that do not allow us to build on that lot. If we intend to abandon or walk away from a property, we record a charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan or, in limited circumstances, are not suitable for building due to regulatory or environmental restrictions that are enacted.
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Projects in Progress:
West	$1,513	$—	$1,513	$—
Corporate and unallocated	312	—	312	—
Total impairment charges on projects in progress	$1,825	$—	$1,825	$—
Land Held for Sale:
East	$—	$—	$197	$—
Southeast	—	—	371	—
Total impairment charges on land held for sale	$—	$—	$568	$—
Abandonments:
Southeast	$—	$—	$788	$—
Total impairment and abandonment charges	$1,825	$—	$3,181	$—
Lot Option Agreements and Variable Interest Entities (VIEs). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a specified price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of March 31, 2016 and September 30, 2015:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of March 31, 2016
Unconsolidated lot option agreements	$72,032	$430,057
As of September 30, 2015
Unconsolidated lot option agreements	$51,475	$420,070

(6) Interest
Our ability to capitalize interest incurred during the three and six months ended March 31, 2016 and 2015 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Capitalized interest in inventory, beginning of period	$132,462	$99,868	$123,457	$87,619
Interest incurred	30,467	30,259	60,555	60,542
Capitalized interest impaired	(84)	—	(84)	—
Interest expense not qualified for capitalization and included as other expense (a)	(6,633)	(7,695)	(14,065)	(17,442)
Capitalized interest amortized to house construction and land sales expenses (b)	(16,073)	(9,956)	(29,724)	(18,243)
Capitalized interest in inventory, end of period	$140,139	$112,476	$140,139	$112,476
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

(7) Borrowings
As of March 31, 2016 and September 30, 2015, we had the following debt, net of discounts:

(In thousands)	Maturity Date	March 31, 2016	September 30, 2015
8 1/8% Senior Notes	June 2016	$—	$170,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	225,175	235,000
5 3/4% Senior Notes	June 2019	324,393	325,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
Unamortized debt discounts		(3,259)	(3,639)
Total Senior Notes, net		$1,246,309	$1,427,240
Term Loan (net of unamortized discount of $2,013)	March 2018	137,987	—
Junior Subordinated Notes (net of unamortized accretion of $41,937 and $42,970, respectively)	July 2036	58,837	57,803
Cash Secured Loans	Not Applicable	—	22,368
Other Secured Notes payable	Various Dates	16,472	20,864
Total debt, net		$1,459,605	$1,528,275
Secured Revolving Credit Facility. Our Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On November 6, 2015, we executed a Second Amendment (the Second Amendment) to our Second Amended and Restated Credit Agreement originally dated September 24, 2012. The Second Amendment, among other things, increased the maximum aggregate amount of the Facility from $130.0 million to $145.0 million and extended its termination date to January 15, 2018. The Facility continues to be with the three lenders. As of March 31, 2016 and September 30, 2015, we had no borrowings outstanding under the Facility.
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. We have also pledged approximately $1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of March 31, 2016, we had $28.9 million in letters of credit outstanding under the Facility, leaving us with $116.1 million in remaining capacity. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of March 31, 2016, we were in compliance with all such covenants.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of March 31, 2016 and September 30, 2015, we had letters of credit outstanding under these additional facilities of $14.3 million and $14.4 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.
Senior Notes. Our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. See Note 15 for further information.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, the majority of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness, non-recourse indebtedness and certain other allowed indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, is exempted from the covenant test. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of March 31, 2016.
All unsecured Senior Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under the Facility, the Term Loan (defined below) and our 6.625% Senior Secured Notes due April 2018, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes. The unsecured Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable Indenture.
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

9 1/8% Senior Notes	November 2010	May 2019	Callable at any time prior to November 15, 2016, in whole or in part, at a redemption price equal to 102.281% of the principal amount; redeemable after November 15, 2016 at par
5 3/4% Senior Notes	April 2014	June 2019	Callable at any time before March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium
7 1/2% Senior Notes	February 2013	September 2021
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
Callable at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; after February 1, 2019, callable at a redemption price equal to 102.41% of the principal amount; after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount

During the three months ended March 31, 2016, we redeemed our remaining Senior Notes due 2016 (the 2016 Notes) outstanding, mainly by utilizing the proceeds received from the term loan issued during the current quarter, which is discussed below. During the current quarter, we also redeemed $9.8 million and $0.6 million of our Senior Notes due May 2019 and June 2019, respectively. This debt repurchase activity resulted in a net loss on extinguishment of debt of $1.6 million during the three months ended March 31, 2016, which when combined with the loss on extinguishment from our first fiscal quarter, resulted in a total loss on extinguishment of debt of $2.5 million for the six months ended March 31, 2016.
Term Loan. On March 11, 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). The Term Loan requires quarterly principal payments of $17.5 million starting on June 30, 2016, and bears interest at the London Interbank Offered Rate (LIBOR) plus 550 basis points. The proceeds from the Term Loan were used to fund the redemption of the 2016 Notes. The Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on March 11, 2018, but can be pre-paid at any time without penalty.
Substantially all of our subsidiaries are guarantors of the obligations under the Credit Agreement. Collectively, we granted security interests and mortgage liens on substantially all of our tangible and intangible assets on a second lien basis, with such security interests and liens ranking equal in priority to those granted as security for our 6.625% Senior Secured Notes due April 2018.
The Credit Agreement contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Credit Agreement) to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments and create liens on assets of the Company or its restricted subsidiaries; these covenants are similar to existing covenants under our Senior Notes. In addition, the Credit Agreement requires that the Company’s inventory (as defined in the Credit Agreement) to be no less than $1.25 billion as of the last day of any fiscal quarter. The Credit Agreement also includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform or the violation of any covenant or agreement, inaccurate or false representations or warranties, a default on other material indebtedness, insolvency or bankruptcy, a change of control and the occurrence of certain material judgments against the Company. As of March 31, 2016, we were in compliance with all such covenants.

Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) in the amount of $103.1 million mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay interest at a fixed rate of 7.987% for the first 10 years ending July 30, 2016. Thereafter, the securities have a floating interest rate as defined in the Junior Subordinated Notes Indenture; based on current interest rates, we expect the floating interest rate to be lower than our current fixed rate. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2016, the unamortized accretion was $41.9 million and will be amortized over the remaining life of the notes. As of March 31, 2016, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans. In March 2016, we redeemed the entire balance of our cash secured loan facilities using the cash that fully secured the borrowings under these facilities. This secured cash was reflected as restricted cash on our consolidated balance sheets.
Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of March 31, 2016 and September 30, 2015, we had outstanding secured notes payable of $16.5 million and $20.9 million, respectively, primarily related to these land acquisitions. The secured notes payable related to land acquisitions have varying expiration dates between 2016 and 2019 and have a weighted average fixed interest rate of 4.51% as of March 31, 2016. These notes are secured by the real estate to which they relate.
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

Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$28,913	$27,227	$27,681	$16,084
Accruals for warranties issued (a)	3,086	1,630	5,701	3,155
Changes in liability related to warranties existing in prior periods (b)	20,053	6,524	30,653	20,754
Payments made (b)	(11,149)	(6,587)	(23,132)	(11,199)
Balance at end of period	$40,903	$28,794	$40,903	$28,794
(a) Accruals for warranties issued are a function of the number of home closings in the period, the average selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. The increase in the amount of accrual in the current three and six-month periods compared to the comparable prior-year periods is due to an increase in the number of closings and the sales prices of homes closed in the current periods, as well as increases in certain divisions' accrual rates.
(b) Changes in liability related to warranties existing and payments made in both periods are higher than historical trends due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).
Florida and New Jersey Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida and one community in New Jersey. These issues continued to be reported to us in Florida throughout our fiscal 2015 and into our fiscal 2016. In New Jersey, while the calls were initially isolated to one community, we received calls from a second community with similar issues during the current fiscal year. Through March 31, 2016, we have cumulatively recorded $61.0 million in charges related to these issues, of which $59.2 million related to the communities in Florida and $1.8 million related to the two communities in New Jersey. Refer to discussion below for further detail.
Florida. The water intrusion issues in Florida (the Florida stucco issues) relate to stucco installation in multiple communities that first became known during our fiscal 2014. Other builders were also dealing with stucco issues, some of which received local media coverage. Throughout fiscal 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review resulted in us determining that more homes and communities in Florida were likely to be adversely affected, leading to higher repair costs. Based on all of these activities and our resulting analysis, we recorded additional warranty expense of $26.3 million during the year ended September 30, 2015 related to the Florida stucco issues (of which $4.3 million and $17.9 million was recorded in the three and six months ended March 31, 2015, respectively), in addition to the $4.3 million recorded during fiscal 2014. As of September 30, 2015, the accrual to cover outstanding payments and potential repair costs for the impacted homes was $14.5 million, after considering the repair costs already paid.
During our fiscal 2016, we received additional homeowner calls beyond those anticipated based on our procedures and previous call history and increased our cost estimates, causing us to record additional warranty expense related to the Florida stucco issues of $19.6 million and $28.6 million during the three and six months ended March 31, 2016, respectively. Our cost estimates to repair homes discovered in more recent periods is considerably higher than initial estimates, as these homes require more extensive repairs. As of March 31, 2016, 680 homes have been identified as likely to require repairs (an increase of 148 homes to those that were anticipated to require repairs as of the end of our fiscal 2015), of which 279 homes have been repaired. We made payments related to the Florida stucco issues of $8.0 million and $16.8 million and during the three and six months ended March 31, 2016 (including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete), bringing the remaining accrual to $26.3 million as of March 31, 2016, which is included in our overall warranty liability detailed above. As of March 31, 2016, additional homes in the impacted communities remain under warranty but are not yet deemed likely to require repairs and have not been reserved for. The cost to repair these additional homes would be approximately $7.0 million if the current cost estimates were applied to these additional homes.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. The current quarter charges were offset by additional insurance recoveries from our insurers; for a discussion of the amounts we have already recovered or anticipate recovering from our insurer, refer to “Insurance Recoveries” section below. In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurer, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited consolidated financial statements as of March 31, 2016.
New Jersey. Initially, the water intrusion issues in New Jersey related to flashing and stone installation in one specific community, for which we recorded $0.6 million in charges during our fiscal 2014. During our fiscal 2016, we began to receive homeowner calls related to one additional community citing similar issues, causing us to inspect the homes within the community and record an additional reserve of $1.2 million during the first six months of the current fiscal year ($0.3 million during the current fiscal quarter), which is also included in our overall warranty liability as of March 31, 2016. Similar to the Florida stucco issues discussed above, the costs recorded during the current year period were fully offset by additional insurance recoveries from our third-party insurance, which is described below.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the water intrusion issues discussed above. As such, we expect a substantial majority of additional costs incurred after the first quarter of our fiscal 2015 for warranty work on homes within these policy years to be reimbursed by our insurer.
Warranty expense beyond the thresholds set in our insurance policies was recorded related to homes impacted by the Florida stucco issues and the water intrusion issues in New Jersey, as well as other various warranty issues, resulting in our recognition of $19.8 million and $36.2 million in insurance recoveries during the three and six months ended March 31, 2016, respectively, that we deem probable of receiving. For the three and six months ended March 31, 2015, $5.7 million was recorded in insurance recoveries (with no amounts recorded during the first quarter of our fiscal 2015, as we had not yet reached the thresholds stipulated by our insurance contracts). Amounts recorded for anticipated insurance recoveries are reflected within our unaudited consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer were recorded on a gross basis (i.e. not net of any associated warranty expense) as a receivable within accounts receivable on our unaudited consolidated balance sheets.
As of March 31, 2016, we have cumulatively recorded $55.1 million in insurance recoveries related to exhausted insurance policy years. We have received multiple payments under these policies from our insurance provider during fiscal 2015 and during the six months ended March 31, 2016, reducing our insurance recovery receivable to $27.8 million as of March 31, 2016. The total recovery amount recorded during the current quarter of $19.8 million offsets the impact of the incremental expense recorded during the current quarter related to the Florida stucco issues and the water intrusion issues in New Jersey. For the six months ended March 31, 2016, while the recoveries of $36.2 million recorded offset the incremental expense recorded related to the water intrusion issues in New Jersey, the recoveries recorded related to the Florida stucco issues were $3.6 million greater than the underlying expense, as we began to recover more costs than initially anticipated. The remaining insurance recovery amount for the six months ended March 31, 2016 beyond the water intrusion issues in New Jersey and the Florida stucco issues related to expenditures for warranty issues that are individually immaterial but are also in excess of our insurance thresholds.
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
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims at no cost or for amounts that are not material to our consolidated financial statements. We currently have no such claims outstanding. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of March 31, 2016, no liability has been recorded for any additional claims, as such exposure is not both probable and reasonably estimable.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of March 31, 2016, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $4.3 million recorded on our unaudited consolidated balance sheet as of March 31, 2016 related to the HUD Agreement, $1.1 million and $2.3 million of which was accrued for during the three and six months ended March 31, 2016, respectively.
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
We have accrued $9.0 million and $12.6 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of March 31, 2016 and September 30, 2015, respectively.
We had outstanding letters of credit and performance bonds of approximately $43.2 million and $213.7 million, respectively, as of March 31, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of March 31, 2016.
(9) Fair Value Measurements
As of the dates presented, we had assets on our consolidated balance sheets that were required to be measured at fair value on a recurring or non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; and

•	Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
Certain of our assets are required to be recorded at fair value on a recurring basis. The fair value of our deferred compensation plan assets is based on market-corroborated inputs (Level 2).
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate impairment may exist, but no less than quarterly. Fair value on assets deemed to be impaired are determined based upon the type of asset being evaluated. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities.
Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.

The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Six Months Ended March 31, 2016
Deferred compensation plan assets (a)	$—	$804	$—		$804
Development projects in progress (b)	—	—	5,518	(c)	5,518
Land held for sale (b)	—	—	16,213	(d)	16,213
Six Months Ended March 31, 2015
Deferred compensation plan assets (a)	—	567	—		567
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
(c) Amount includes the impairment-date fair value of the one community in our West segment that we impaired in the second quarter of our fiscal 2016. Refer to Note 5 for additional discussion.
(d) Amount represents the impairment-date fair value of certain land held for sale assets that were impaired during the first quarter of our fiscal 2016.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, amounts due under the Facility (if outstanding) and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of March 31, 2016 and September 30, 2015:

(In thousands)	As of March 31, 2016		As of September 30, 2015
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes	$1,246,309	$1,130,957	$1,427,240	$1,412,173
Term Loan	137,987	137,987	—	—
Junior Subordinated Notes	58,837	58,837	57,803	57,803
	$1,443,133	$1,327,781	$1,485,043	$1,469,976
(a) Carrying amounts are net of unamortized debt discounts or accretion.
The estimated fair value shown above for our publicly-held Senior Notes has been determined using quoted market rates (Level 2). Since there is no trading market for our Term Loan and Junior Subordinated Notes, the fair value of these instruments is estimated by discounting scheduled cash flows through maturity using a discount rate that is specific to the applicable loan agreement (Level 3). Judgment is required in developing such estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.
(10) Income Taxes
Income Tax Provision. Our income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Our total income tax benefit, including discontinued operations, was $3.9 million and $3.4 million for the three and six months ended March 31, 2016, respectively, compared to tax expense of $0.1 million and a tax benefit of $0.6 million for the three and six months ended March 31, 2015, respectively. The change in our income tax benefit/expense was primarily driven by (1) the magnitude of the loss from continuing operations in the respective periods; (2) the Company completed the work necessary to claim an additional $1.4 million in tax credits, which were recorded in the current quarter but related to our fiscal 2015, as a result of the President signing the “Protecting Americans from Tax Hikes Act of 2015” on December 18, 2015; and (3) valuation allowance changes recorded during the previous fiscal year periods that are no longer recorded in the current fiscal year periods due to the release of a significant portion of our valuation allowance during the fourth quarter of our fiscal 2015 (see below).
Deferred Tax Assets and Liabilities. The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it “is more likely than not” that some portion of the deferred tax assets would not be realized. As of September 30, 2015 and again as of March 31, 2016, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As of March 31, 2016, our conclusions on the valuation allowance of $57.7 million and Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2015 and are based on similar company specific and industry factors to those discussed in our 2015 Annual Report (refer to Note 13 to the audited consolidated financial statements within our 2015 Annual Report).
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

(11) Stock-based Compensation
Our total stock-based compensation expense is included in general and administrative expenses (G&A) in our unaudited consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2016	2015		2016	2015
Stock options expense	$102	$145		$250	$357
Restricted stock awards expense	1,929	1,404		3,538	2,574
Before tax stock-based compensation expense	2,031	1,549		3,788	2,931
Tax benefit	(991)	—	(a)	(1,848)	—	(a)
After tax stock-based compensation expense	$1,040	$1,549		$1,940	$2,931
(a) Tax impact is zero due to the existence of a valuation allowance on our deferred tax assets in prior year periods.
During the six months ended March 31, 2016 and 2015, employees surrendered 137 shares and 9,899 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued this stock at the market price on the date of surrender, for an aggregate value of approximately $14,673 and $185,000 for the six months ended March 31, 2016 and 2015, respectively.
Stock Options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of March 31, 2016, the intrinsic value of our stock options outstanding and the aggregate options exercisable were both zero. As of March 31, 2016 and September 30, 2015, there was $0.4 million and $0.5 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of March 31, 2016 is expected to be recognized over a weighted average period of 1.5 years.

During the six months ended March 31, 2016, we issued 40,600 stock options, each for one share of the Company's stock. These stock options vest ratably over three years from the date of grant. We used the following assumptions for stock options granted, which derived the fair value shown, for the period presented:

Six Months Ended
March 31, 2016
Expected life of options	4.3 years
Expected volatility	45.23%
Expected dividends	—
Weighted average risk-free interest rate	1.70%
Weighted average fair value	$5.48

Activity related to stock options for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2016		March 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	684,507	$17.19	643,907	$18.13
Granted	—	—	40,600	14.24
Forfeited	(3,234)	18.53	(3,234)	18.53
Outstanding at end of period	681,273	$17.89	681,273	$17.89
Exercisable at end of period	589,582	$18.04	589,582	$18.04
Vested or expected to vest in the future	681,243	$17.89	681,243	$17.89
Restricted Stock Awards. The fair value of each restricted stock award with any market conditions is estimated on the date of grant using the Monte Carlo valuation method. The fair value of any restricted stock awards without market conditions is based on the market price of the Company's common stock on the date of grant. If applicable, the cash-settled component of any awards granted to employees is accounted for as a liability, which is adjusted to fair value each reporting period until vested.
As of March 31, 2016 and September 30, 2015, there was $15.1 million and $11.7 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining at March 31, 2016 is expected to be recognized over a weighted average period of 2.2 years.
During the six months ended March 31, 2016, we issued 231,624 shares of performance-based restricted stock (2016 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2016 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2016 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $15.43 per share on the date of grant.
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
Any 2016 Performance Shares earned in excess of the target number of 231,624 may be settled in cash or additional shares at the discretion of the Compensation Committee of our Board of Directors. Any portion of these that do not vest at the end of the period will be forfeited.
During six months ended March 31, 2016, we also issued 259,819 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees vest ratably over three years from the date of grant.

Activity relating to all restricted stock awards is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31, 2016		March 31, 2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	1,288,474	$17.28	956,283	$18.27
Granted	9,467	9.03	491,443	14.69
Vested	(6,736)	15.80	(120,989)	18.62
Forfeited	(9,543)	16.42	(45,075)	7.99
End of period	1,281,662	$17.23	1,281,662	$17.23

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
The Company reported a net loss for the three and six months ended March 31, 2016 and 2015. Accordingly, all common stock equivalents were excluded during these periods from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the three and six months ended March 31, 2016, 2.0 million and 1.9 million shares related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect. For the three and six months ended March 31, 2015, 1.7 million shares related to nonvested stock-based compensation awards and 5.3 million shares issuable upon the conversion of our previously outstanding Tangible Equity Unit (TEU) prepaid stock purchase contracts (PSPs) were similarly excluded.

(13) Other Liabilities
Other liabilities include the following as of March 31, 2016 and September 30, 2015:

(In thousands)	March 31, 2016	September 30, 2015
Accrued warranty expense	$40,903	$27,681
Accrued interest	27,539	31,632
Accrued bonuses and deferred comp	14,946	25,076
Customer deposits	14,160	13,757
Litigation accrual	9,008	12,607
Income tax liabilities	2,493	1,998
Other	32,979	36,215
Total Other Liabilities	$142,028	$148,966

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

Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sale expense, commission expense, depreciation and amortization and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are described in Note 2 to the consolidated financial statements within our 2015 Annual Report.
The following tables contain our revenue, operating income (loss) and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Revenue
West	$179,930	$115,381	$337,126	$202,846
East	106,835	103,179	207,392	207,992
Southeast	98,842	80,799	185,538	154,285
Total revenue	$385,607	$299,359	$730,056	$565,123

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Operating income (loss)
West	$18,927	$10,599	$35,713	$17,382
East	8,333	5,744	12,480	13,113
Southeast (a)	7,738	7,051	18,395	818
Segment total	34,998	23,394	66,588	31,313
Corporate and unallocated (b)	(31,968)	(16,958)	(54,410)	(34,367)
Total operating income (loss)	$3,030	$6,436	$12,178	$(3,054)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Depreciation and amortization
West	$1,332	$1,265	$2,550	$2,032
East	634	526	1,431	1,194
Southeast	547	539	996	1,024
Segment total	2,513	2,330	4,977	4,250
Corporate and unallocated (b)	543	451	1,070	872
Depreciation and amortization - continuing operations	$3,056	$2,781	$6,047	$5,122
(a) Operating income for our Southeast segment for the six months ended March 31, 2016 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million in the current year period, and expense of $13.6 million in the prior year period.
(b) Corporate and unallocated operating loss includes amortization of capitalized interest, movement in capitalized indirects and expenses related to numerous shared services functions including information technology, treasury, corporate finance, legal, branding and other national marketing costs that benefit all segments, the cost of which is not allocated to the operating segments reported above. Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by corporate functions that benefit all segments.

The following table contains our capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
(In thousands)	2016	2015
Capital Expenditures
West	$2,906	$2,659
East	1,273	2,067
Southeast	1,622	1,899
Corporate and unallocated	216	853
Total capital expenditures	$6,017	$7,478
The following table contains our asset balance by segment as of March 31, 2016 and September 30, 2015:

(In thousands)	March 31, 2016	September 30, 2015
Assets
West	$857,178	$843,564
East	412,276	436,346
Southeast	352,895	317,295
Corporate and unallocated (a)	711,392	823,998
Total assets	$2,333,741	$2,421,203
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects and other items that are not allocated to the segments.
(15) Supplemental Guarantor Information
As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt issuances are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following unaudited financial information presents the line items of our unaudited consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
March 31, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$135,124	$5,639	$940	$(6,770)	$134,933
Restricted cash	15,465	1,814	—	—	17,279
Accounts receivable (net of allowance of $872)	—	55,600	3	—	55,603
Income tax receivable	221	—	—	—	221
Owned inventory	—	1,750,652	—	—	1,750,652
Investments in unconsolidated entities	773	8,242	—	—	9,015
Deferred tax assets, net	329,644	—	—	—	329,644
Property and equipment, net	—	20,699	—	—	20,699
Investments in subsidiaries	673,454	—	—	(673,454)	—
Intercompany	939,888	—	2,372	(942,260)	—
Other assets	12,666	3,025	4	—	15,695
Total assets	$2,107,235	$1,845,671	$3,319	$(1,622,484)	$2,333,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$98,556	$—	$—	$98,556
Other liabilities	28,178	113,400	450	—	142,028
Intercompany	2,372	946,658	—	(949,030)	—
Total debt (net of discounts of $5,272)	1,443,133	16,472	—	—	1,459,605
Total liabilities	1,473,683	1,175,086	450	(949,030)	1,700,189
Stockholders’ equity	633,552	670,585	2,869	(673,454)	633,552
Total liabilities and stockholders’ equity	$2,107,235	$1,845,671	$3,319	$(1,622,484)	$2,333,741

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$232,226	$21,543	$1,006	$(3,192)	$251,583
Restricted cash	37,177	1,724	—	—	38,901
Accounts receivable (net of allowance of $1,052)	—	52,378	1	—	52,379
Income tax receivable	419	—	—	—	419
Owned inventory	—	1,697,590	—	—	1,697,590
Investments in unconsolidated entities	773	12,961	—	—	13,734
Deferred tax assets, net	325,373	—	—	—	325,373
Property and equipment, net	—	22,230	—	—	22,230
Investments in subsidiaries	649,701	—	—	(649,701)	—
Intercompany	913,733	—	2,384	(916,117)	—
Other assets	12,519	6,471	4	—	18,994
Total assets	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$113,539	$—	$—	$113,539
Other liabilities	31,703	116,718	545	—	148,966
Intercompany	2,384	916,925	—	(919,309)	—
Total debt (net of discounts of $3,639)	1,507,411	20,864	—	—	1,528,275
Total liabilities	1,541,498	1,168,046	545	(919,309)	1,790,780
Stockholders’ equity	630,423	646,851	2,850	(649,701)	630,423
Total liabilities and stockholders’ equity	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income (Loss) and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2016
Total revenue	$—	$385,607	$28	$(28)	$385,607
Home construction and land sales expenses	16,073	308,171	—	(28)	324,216
Inventory impairments and abandonments	84	1,741	—	—	1,825
Gross (loss) profit	(16,157)	75,695	28	—	59,566
Commissions	—	14,582	—	—	14,582
General and administrative expenses	—	38,867	31		38,898
Depreciation and amortization	—	3,056	—	—	3,056
Operating (loss) income	(16,157)	19,190	(3)	—	3,030
Equity in income (loss) of unconsolidated entities	—	(51)	—	—	(51)
Loss on extinguishment of debt	(1,631)	—	—	—	(1,631)
Other (expense) income, net	(6,633)	76	(1)	—	(6,558)
(Loss) income before income taxes	(24,421)	19,215	(4)	—	(5,210)
(Benefit from) provision for income taxes	(11,917)	8,020	(1)	—	(3,898)
Equity in income of subsidiaries	11,192	—	—	(11,192)	—
Income (loss) from continuing operations	(1,312)	11,195	(3)	(11,192)	(1,312)
Income (loss) from discontinued operations	—	81	(3)	—	78
Equity in income of subsidiaries from discontinued operations	78	—	—	(78)	—
Net income (loss) and comprehensive income (loss)	$(1,234)	$11,276	$(6)	$(11,270)	$(1,234)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2015
Total revenue	$—	$299,359	$33	$(33)	$299,359
Home construction and land sales expenses	9,782	235,697	—	(33)	245,446
Gross (loss) profit	(9,782)	63,662	33	—	53,913
Commissions	—	11,969	—	—	11,969
General and administrative expenses	—	32,694	33	—	32,727
Depreciation and amortization	—	2,781	—	—	2,781
Operating (loss) income	(9,782)	16,218	—	—	6,436
Equity in income of unconsolidated entities	—	82	—	—	82
Other expense, net	(7,695)	(777)	(1)	—	(8,473)
(Loss) income before income taxes	(17,477)	15,523	(1)	—	(1,955)
(Benefit from) provision for income taxes	(6,456)	6,561	—	—	105
Equity in income of subsidiaries	8,961	—	—	(8,961)	—
(Loss) income from continuing operations	(2,060)	8,962	(1)	(8,961)	(2,060)
Income (loss) from discontinued operations	—	68	(4)	—	64
Equity in income of subsidiaries from discontinued operations	64	—	—	(64)	—
Net income (loss)	$(1,996)	$9,030	$(5)	$(9,025)	$(1,996)
Change in unrealized loss related to available-for-sale securities	1,070	—	—	—	1,070
Comprehensive income (loss)	$(926)	$9,030	$(5)	$(9,025)	$(926)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2016
Total revenue	$—	$730,056	$101	$(101)	$730,056
Home construction and land sales expenses	29,440	580,388	—	(101)	609,727
Inventory impairments and abandonments	84	3,097	—	—	3,181
Gross (loss) profit	(29,524)	146,571	101	—	117,148
Commissions	—	28,356	—	—	28,356
General and administrative expenses	—	70,509	58	—	70,567
Depreciation and amortization	—	6,047	—	—	6,047
Operating (loss) income	(29,524)	41,659	43	—	12,178
Equity in income of unconsolidated entities	—	9	—	—	9
Loss on extinguishment of debt	(2,459)	—	—	—	(2,459)
Other (expense) income, net	(14,065)	944	(2)	—	(13,123)
(Loss) income before income taxes	(46,048)	42,612	41	—	(3,395)
(Benefit from) provision for income taxes	(22,060)	18,762	16	—	(3,282)
Equity in income of subsidiaries	23,875	—	—	(23,875)	—
(Loss) income from continuing operations	(113)	23,850	25	(23,875)	(113)
Loss from discontinued operations	—	(116)	(6)	—	(122)
Equity in loss of subsidiaries from discontinued operations	(122)	—	—	122	—
Net income (loss) and comprehensive income (loss)	$(235)	$23,734	$19	$(23,753)	$(235)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2015
Total revenue	$—	$565,123	$131	$(131)	$565,123
Home construction and land sales expenses	17,976	458,147	—	(131)	475,992
Gross (loss) profit	(17,976)	106,976	131	—	89,131
Commissions	—	22,895	—	—	22,895
General and administrative expenses	—	64,108	60	—	64,168
Depreciation and amortization	—	5,122	—	—	5,122
Operating (loss) income	(17,976)	14,851	71	—	(3,054)
Equity in income of unconsolidated entities	—	224	—	—	224
Other (expense) income, net	(17,442)	(463)	(2)	—	(17,907)
(Loss) income before income taxes	(35,418)	14,612	69	—	(20,737)
(Benefit from) provision for income taxes	(13,083)	12,467	25	—	(591)
Equity in income of subsidiaries	2,189	—	—	(2,189)	—
(Loss) income from continuing operations	(20,146)	2,145	44	(2,189)	(20,146)
Loss from discontinued operations	—	(4,183)	(7)	—	(4,190)
Equity in loss of subsidiaries and discontinued operations	(4,190)	—	—	4,190	—
Net income (loss)	$(24,336)	$(2,038)	$37	$2,001	$(24,336)
Change in unrealized loss related to available-for-sale securities	1,276	—	—	—	1,276
Comprehensive income (loss)	$(23,060)	$(2,038)	$37	$2,001	$(23,060)

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2016
Net cash used in operating activities	$(32,839)	$(26,968)	$(78)	$—	$(59,885)
Cash flows from investing activities:
Capital expenditures	—	(6,017)	—	—	(6,017)
Proceeds from sale of fixed assets	—	2,471	—	—	2,471
Investments in unconsolidated entities	—	(2,787)	—	—	(2,787)
Proceeds from sale of unconsolidated entities	—	1,141	—	—	1,141
Increases in restricted cash	(656)	(1,114)	—	—	(1,770)
Decreases in restricted cash	22,368	1,024	—	—	23,392
Advances to/from subsidiaries	(17,322)	—	—	17,322	—
Net cash (used in) provided by investing activities	4,390	(5,282)	—	17,322	16,430
Cash flows from financing activities:
Repayment of debt	(203,679)	(4,542)	—	—	(208,221)
Proceeds from issuance of new debt	137,900	—	—	—	137,900
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Borrowings from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(2,451)	—	—	—	(2,451)
Advances to/from subsidiaries	—	20,888	12	(20,900)	—
Other financing activities	(423)	—	—	—	(423)
Net cash (used in) provided by financing activities	(68,653)	16,346	12	(20,900)	(73,195)
Decrease in cash and cash equivalents	(97,102)	(15,904)	(66)	(3,578)	(116,650)
Cash and cash equivalents at beginning of period	232,226	21,543	1,006	(3,192)	251,583
Cash and cash equivalents at end of period	$135,124	$5,639	$940	$(6,770)	$134,933
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2015
Net cash used in operating activities	$(31,274)	$(171,497)	$(145)	$—	$(202,916)
Cash flows from investing activities:
Capital expenditures	—	(7,478)	—	—	(7,478)
Investments in unconsolidated entities	—	(1,670)	—	—	(1,670)
Proceeds from sale of marketable securities and unconsolidated entities	—	24,211	—	—	24,211
Increases in restricted cash	(1,319)	(1,168)	—	—	(2,487)
Decreases in restricted cash	21,601	658	—	—	22,259
Advances to/from subsidiaries	(145,846)	—	—	145,846	—
Net cash (used in) provided by investing activities	(125,564)	14,553	—	145,846	34,835
Cash flows from financing activities:
Repayment of debt	(8,702)	(812)	—	—	(9,514)
Debt issuance costs	(126)	—	—	—	(126)
Dividends paid	500	—	(500)	—	—
Advances to/from subsidiaries	—	147,759	12	(147,771)	—
Other financing activities	(172)	—	—	—	(172)
Net cash (used in) provided by financing activities	(8,500)	146,947	(488)	(147,771)	(9,812)
Decrease in cash and cash equivalents	(165,338)	(9,997)	(633)	(1,925)	(177,893)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$136,642	$12,037	$981	$(3,399)	$146,261

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of March 31, 2016 or September 30, 2015. Discontinued operations were not segregated in the unaudited consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited consolidated statements of cash flows will not agree with the respective data in the unaudited consolidated statements of income. The results of our discontinued operations in the unaudited consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Total revenue	$—	$280	$—	$280
Home construction and land sales expenses (a)	(56)	105	252	4,056
Gross profit (loss)	56	175	(252)	(3,776)
General and administrative expenses	(55)	114	(53)	418
Operating income (loss)	111	61	(199)	(4,194)
Other income, net	—	1	—	1
Income (loss) from discontinued operations before income taxes	111	62	(199)	(4,193)
Expense (benefit) from income taxes	33	(2)	(77)	(3)
Income (loss) from discontinued operations, net of tax	$78	$64	$(122)	$(4,190)
(a) The six months ended March 31, 2015 included a $3.7 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operations in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is tied to a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. While we believe that there are multiple factors that point to further improvement in the homebuilding market in the next several years, such as historically attractive affordability, rising levels of household formation and continued job growth, there are several risks that could significantly impact our business during our fiscal 2016. These risks include fragile consumer confidence, a potential increase in mortgage interest rates, continued uncertainty in our domestic and international stock markets and potential volatile weather conditions like those seen in our Texas markets in the latter half of our fiscal 2015 and April 2016, as well as a variety of local market risks where we do business. However, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are strong.
Overview of Results for Our Fiscal Second Quarter
For the quarter ended March 31, 2016, we recorded a net loss from continuing operations of $1.3 million, an improvement of $0.8 million over the prior year quarter's net loss from continuing operations of $2.1 million. The improvement in our results from continuing operations is even greater when considering the following items that were recorded during the current quarter: (1) impairment charges primarily related to one community in our West segment of $1.8 million and (2) losses of $1.6 million resulting from our extinguishment of debt.
Looking at our underlying operating results, year-over-year closings increased by 22.9%, from 936 in the prior year quarter to 1,150 in the current quarter, and our average selling price (ASP) increased over the prior year quarter by 7.3%, both combining to increase our homebuilding revenue by 31.8%, from $286.2 million in the prior year quarter to $377.3 million in the current quarter. Homebuilding gross margin, excluding impairments, abandonments and interest, declined to 20.2% in the current quarter from 21.7% in the prior year quarter, and was impacted by several factors addressed within our “Results of Continuing Operations” discussion below. We ended the quarter with a backlog of 2,300 units, which represents a 9.2% decrease from the end of our second quarter of fiscal 2015 due to a 9.4% decline in new order activity versus the prior year quarter. However, the current quarter ending backlog had an ASP of $336.1 thousand, a year-over-year increase of 4.6%. Commission expense grew year-over-year due to higher business volume, but declined as a percentage of homebuilding revenue when compared with the prior year quarter. Finally, although our general and administrative expenses increased year-over-year as our business has grown, it has declined as a percentage of total revenue.
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
Since introducing our “2B-10” plan, we have made significant progress on achieving our objectives, with improvements in our key metrics over time. These improvements are due to the intense focus we have placed on the operational drivers of this plan, and, in part, to improved market conditions. Here is where we currently stand on each of the five key target metrics in relation to our current “2B-10” roadmap:

•
Sales per community per month was 3.1 and 3.5 for the quarters ended March 31, 2016 and March 31, 2015, respectively. The first month of the current quarter was particularly slow, but we saw marked improvement in sales activity during the following two months, especially in February, which we believe was due in part to a nationwide marketing campaign. Sales per community per month was 2.6 for the trailing 12 months ended March 31, 2016 versus 2.8 a year ago, but is still close to the range established in our “2B-10” plan of 2.8 to 3.0. We continue to believe that we are among the industry leaders in sales absorption rates, and are focused on improving the sales pace in our expanding number of communities.

•
Our ASP for closings during the trailing 12 months ended March 31, 2016 was $322.3 thousand, up 9.4% year-over-year, and our ASP in backlog as of March 31, 2016 has risen 4.6% versus the prior year to $336.1 thousand. Our targeted metric for ASP is currently a range of $330.0 thousand to $340.0 thousand, which we believe is achievable based on recent increases in our ASP on closed homes, our ASP on homes in backlog as of March 31, 2016 and our current mix of communities available for sale.

•
During the current quarter, we had an average active community count of 166, up 3.8% over last year. In order to sustain our active community count, we invested another $83.6 million in land and land development during the current quarter, bringing our total spending for the trailing 12-month period to $401.0 million. Additionally, we have entered into an increased number of land purchase transactions structured as finished lot purchases or through the use of land bankers to maintain and increase our community count. We continue to strategically evaluate opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage in the current fiscal year with land acquisition strategies that minimize our capital employed. Our “2B-10” target metric is a community count range between 170 and 175, which we are approaching.

•
Homebuilding gross margin excluding impairments, abandonments and interest for the trailing 12 months ended March 31, 2016 was 21.1%, which is within our “2B-10” target metric range of between 21.0% and 22.0%. Our homebuilding gross margin is impacted by the increasing cost of land, driven by both market conditions and the structure of our land deals, and labor, as well as geographic, product and community mix.

•
SG&A for the trailing 12 months ended March 31, 2016 was 12.2% of total revenue, a decrease of 130 basis points from the prior year. Although it is above our “2B-10” target range of between 11.0% and 12.0%, we believe that as we grow revenue from our larger base of communities and higher ASPs, we will demonstrate improved SG&A cost leverage.

For the trailing 12 months ended March 31, 2016, our revenue was $1.8 billion, up 22.3% year-over-year. Excluding the one-time items detailed in the full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended March 31, 2016 increased $31.0 million, or 24.0%, to $160.1 million.
We expect to continue our focus on our “2B-10” metrics throughout fiscal 2016, with particular emphasis on driving sales absorptions within our increased number of active communities and improving our homebuilding gross margin. Additionally, we will continue to take steps to reduce our leverage, reflecting our view that doing so in an improving market will create long-term shareholder value.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and six months ended March 31, 2016 may not accurately predict our ultimate full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2016	2015	2016	2015
Revenues:
Homebuilding	$377,255	$286,222	$713,848	$547,804
Land sales and other	8,352	13,137	16,208	17,319
Total	$385,607	$299,359	$730,056	$565,123
Gross profit:
Homebuilding	$58,275	$52,379	$116,338	$87,656
Land sales and other	1,291	1,534	810	1,475
Total	$59,566	$53,913	$117,148	$89,131
Gross margin:
Homebuilding(a)	15.4%	18.3%	16.3%	16.0%
Land sales and other	15.5%	11.7%	5.0%	8.5%
Total	15.4%	18.0%	16.0%	15.8%
Commissions	$14,582	$11,969	$28,356	$22,895
General and administrative expenses (G&A)	38,898	32,727	70,567	64,168
SG&A (commissions plus G&A) as a percentage of total revenue	13.9%	14.9%	13.6%	15.4%
G&A as a percentage of total revenue	10.1%	10.9%	9.7%	11.4%
Depreciation and amortization	$3,056	$2,781	$6,047	$5,122
Operating income (loss)	$3,030	$6,436	$12,178	$(3,054)
Operating income (loss) as a percentage of total revenue	0.8%	2.1%	1.7%	(0.5)%
Effective Tax Rate(b)	74.8%	(5.4)%	96.7%	2.8%
Equity in income (loss) of unconsolidated entities	$(51)	$82	$9	$224
Loss on extinguishment of debt	(1,631)	—	(2,459)	—
(a) In addition to other items, our homebuilding gross margin for the six month periods presented was impacted by warranty costs related to the Florida stucco issues, as well as the associated insurance recoveries. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to the effects of a variety of factors, including the impact of discrete tax items and, in prior year periods, changes in our valuation allowance on our deferred tax assets and changes in our unrecognized tax benefits, our effective tax rate was not a meaningful metric in the periods presented, as our income tax provisions and benefits were not directly correlated to the amount of pretax income or loss for the associated periods.
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

The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended December 31, (a)
	2016	2015	16 v 15	2016	2015	16 v 15	2016	2015	16 v 15
Net income (loss)	$(1,234)	$(1,996)	$762	$(235)	$(24,336)	$24,101	$368,195	$23,156	$345,039
Provision (benefit) from income taxes	(3,865)	103	(3,968)	(3,359)	(594)	(2,765)	(328,692)	(42,392)	(286,300)
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	22,790	17,651	5,139	43,873	35,685	8,188	94,174	82,328	11,846
Depreciation and amortization and stock compensation amortization	5,087	4,322	765	9,834	8,037	1,797	21,270	16,899	4,371
Inventory impairments and abandonments (b)	1,741	—	1,741	3,097	—	3,097	6,206	7,151	(945)
Loss on debt extinguishment	1,631	—	1,631	2,459	—	2,459	2,539	19,764	(17,225)
Adjusted EBITDA	$26,150	$20,080	$6,070	$55,669	$18,792	$36,877	$163,692	$106,906	$56,786
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	—	(3,612)	13,582	(17,194)	(3,612)	17,872	(21,484)
Unexpected warranty costs related to water intrusion issues in New Jersey (net of expected insurance recoveries)	—	—	—	—	—	—	—	648	(648)
Litigation settlement in discontinued operations	—	(340)	340	—	3,660	(3,660)	—	3,660	(3,660)
Adjusted EBITDA excluding unexpected warranty costs and a litigation settlement in discontinued operations	$26,150	$19,740	$6,410	$52,057	$36,034	$16,023	$160,080	$129,086	$30,994
(a) “LTM” indicates amounts for the trailing 12 months.
(b) Amounts for both the three and six months ended March 31, 2016 exclude $84,000 in capitalized interest impaired during the current period. This amount is included in the line above titled “Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization.”

Homebuilding Operations Data

The following table summarizes new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2016	2015	16 v 15	2016	2015
West	737	715	3.1%	18.4%	16.8%
East	391	488	(19.9)%	17.9%	19.1%
Southeast	410	495	(17.2)%	16.0%	14.2%
Total	1,538	1,698	(9.4)%	17.6%	16.7%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2016	2015	16 v 15	2016	2015
West	1,159	1,120	3.5%	20.6%	17.9%
East	639	774	(17.4)%	21.1%	20.4%
Southeast	663	770	(13.9)%	21.3%	17.3%
Total	2,461	2,664	(7.6)%	20.9%	18.5%
Sales per community per month was 3.1 and 3.5 for the quarters ended March 31, 2016 and March 31, 2015, respectively, while our average active communities increased 3.8% year-over-year to 166 during the quarter ended March 31, 2016. The lower sales pace, however, drove the 9.4% decrease in new orders, net despite our community count growth, and was caused by a particularly slow start to the quarter, followed by two strong months of sales, especially February when we saw a positive response to our nationwide marketing campaign.
For the three and six months ended March 31, 2016, the increase in new orders, net in our West segment was primarily driven by our Sacramento operations, where we activated several new communities during the prior fiscal year, partially offset by some current quarter softness in our Texas markets. The decrease in the East segment for the three and six months ended March 31, 2016 was caused by declines in Indianapolis, as we work to build our community count back up in this market, as well as in New Jersey, where we elected not to continue to reinvest in new homebuilding assets. Finally, the year-over-year decline for the three and six months ended March 31, 2016 in our Southeast segment was primarily driven by our Charleston market, as we transition into several new communities, partially offset by strong order activity in Atlanta.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP in backlog as of March 31, 2016 and March 31, 2015:

	As of March 31,
	2016	2015	16 v 15
Backlog Units:
West	1,068	975	9.5%
East	592	800	(26.0)%
Southeast	640	758	(15.6)%
Total	2,300	2,533	(9.2)%
Aggregate dollar value of homes in backlog (in millions)	$773.0	$814.1	(5.1)%
ASP in backlog (in thousands)	$336.1	$321.4	4.6%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog as of March 31, 2016 decreased by 9.2% from the prior year due to the decline in new orders, net described above. Growth in new orders, net and backlog over time is expected as the sales pace in recently opened communities improves.

Homebuilding Revenue, Average Selling Price and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2016	2015	16 v 15	2016	2015	16 v 15	2016	2015	16 v 15
West	$176,940	$108,766	62.7%	$319.4	$281.8	13.3%	554	386	43.5%
East	101,862	96,758	5.3%	367.7	359.7	2.2%	277	269	3.0%
Southeast	98,453	80,698	22.0%	308.6	287.2	7.5%	319	281	13.5%
Total	$377,255	$286,222	31.8%	$328.0	$305.8	7.3%	1,150	936	22.9%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2016	2015	16 v 15	2016	2015	16 v 15	2016	2015	16 v 15
West	$334,136	$195,084	71.3%	$319.4	$277.9	14.9%	1,046	702	49.0%
East	196,207	198,590	(1.2)%	367.4	346.0	6.2%	534	574	(7.0)%
Southeast	183,505	154,130	19.1%	296.5	282.8	4.8%	619	545	13.6%
Total	$713,848	$547,804	30.3%	$324.6	$300.8	7.9%	2,199	1,821	20.8%
The change in ASP for the three and six months ended March 31, 2016 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared to the prior year periods. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies.
Closings for the three and six months ended March 31, 2016 increased due to our higher year-over-year community count and increased backlog entering the current year periods when compared to the respective prior year periods. Additionally, closings for the six months ended March 31, 2016 were positively impacted by (1) the sale and closing of a significant number of speculative homes in our Maryland market and (2) additional closings in our Texas market that were pushed out of our prior fiscal year due to the weather conditions in that region.
With this increase in ASP and closings, our year-over-year homebuilding revenue increased by 31.8% and 30.3% for the three and six months ended March 31, 2016, respectively. On average, we anticipate that our ASP will likely continue to increase in future quarters as indicated by our ASP for homes in backlog.

Homebuilding Gross Profit and Gross Margin
The following tables summarize our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and abandonment charges).

($ in thousands)	Three Months Ended March 31, 2016
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$34,887	19.7%	$1,513	$36,400	20.6%	$—	$36,400	20.6%
East	18,198	17.9%	—	18,198	17.9%	—	18,198	17.9%
Southeast	17,747	18.0%	—	17,747	18.0%	—	17,747	18.0%
Corporate & unallocated	(12,557)		312	(12,245)		16,073	3,828
Total homebuilding	$58,275	15.4%	$1,825	$60,100	15.9%	$16,073	$76,173	20.2%

($ in thousands)	Three Months Ended March 31, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$22,200	20.4%	$—	$22,200	20.4%	$—	$22,200	20.4%
East	16,727	17.3%	—	16,727	17.3%	—	16,727	17.3%
Southeast	16,204	20.1%	—	16,204	20.1%	—	16,204	20.1%
Corporate & unallocated	(2,752)		—	(2,752)		9,782	7,030
Total homebuilding	$52,379	18.3%	$—	$52,379	18.3%	$9,782	$62,161	21.7%

($ in thousands)	Six Months Ended March 31, 2016
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$67,100	20.1%	$1,513	$68,613	20.5%	$—	$68,613	20.5%
East	32,796	16.7%	—	32,796	16.7%	—	32,796	16.7%
Southeast	37,396	20.4%	788	38,184	20.8%	—	38,184	20.8%
Corporate & unallocated	(20,954)		312	(20,642)		29,440	8,798
Total homebuilding	$116,338	16.3%	$2,613	$118,951	16.7%	$29,440	$148,391	20.8%

($ in thousands)	Six Months Ended March 31, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$39,698	20.3%	$—	$39,698	20.3%	$—	$39,698	20.3%
East	35,292	17.8%	—	35,292	17.8%	—	35,292	17.8%
Southeast	18,284	11.9%	—	18,284	11.9%	—	18,284	11.9%
Corporate & unallocated	(5,618)		—	(5,618)		17,976	12,358
Total homebuilding	$87,656	16.0%	$—	$87,656	16.0%	$17,976	$105,632	19.3%

Our overall homebuilding gross profit increased by $5.9 million to $58.3 million for the three months ended March 31, 2016, from $52.4 million in the prior year period. The increase was primarily due to additional gross profit on a $91.0 million increase in homebuilding revenue (driven by higher year-over-year closings and ASP). However, the gross profit realized on additional revenue was partially offset by (1) higher interest costs expensed through COS (see Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q) and (2) a decline in our gross margin from the prior year period, from 18.3% (21.7% without impairments and abandonments and interest) to 15.4% (20.2% without impairments and abandonments and interest). As shown in the tables above, our current quarter margin was impacted by an impairment charge, primarily taken on one community in our West segment during the current period.
For the six months ended March 31, 2016, our overall homebuilding gross profit increased over the prior year period by $28.7 million to $116.3 million. Similar to the three-month period described above, the increase was primarily due to additional gross profit on a sharp increase in homebuilding revenue of $166.0 million, partially offset by higher interest costs expensed through COS (see Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q) and a decline in year-over-year gross margin. In both six-month periods, we had unexpected warranty costs related to the Florida stucco issues and associated insurance recoveries that impacted our homebuilding gross profit as follows: (1) current period gross profit includes a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than current period charges and (2) the prior year period gross profit includes a $13.6 million charge recorded in cost of sales related to these issues (no insurance recoveries were recorded in the first quarter of the prior fiscal year, as we had not yet met the thresholds established by our insurance policies; refer to Note 8 of the notes to our unaudited consolidated financial statements in this Form 10-Q). Adjusted for the Florida stucco issues, our homebuilding gross margin would have been 15.8% for the current six-month period (20.3% without impairments and abandonments and interest), compared with 18.5% for the prior fiscal year quarter (21.8% without impairments and abandonments and interest).
The decline in our homebuilding gross margin for the three and six-month periods ended March 31, 2016, after considering impairments and abandonments, interest and the impact of the Florida stucco issues, is due to: (1) the structure of our land purchase transactions, as finished lot purchases or the use of land bankers tend to result in lower gross margins; (2) geographic mix of closings; (3) activation of assets formerly classified as land held for future development, which generally have lower margins; (4) higher labor costs and (5) lower margins on speculative homes closed in the current year periods due to our focus on returning capital to the Company.
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
In a given quarter, our reported gross profit is generated from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross profit amounts arise from recoveries of prior period costs, including warranty items, that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margin for each home closing is higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 17.0% and excluding interest and inventory impairments, it was 21.1%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 7.1% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(3.4)%
Impact of interest amortized to COS related to these communities	4.9%
Pre-impairment turn gross margin, excluding interest amortization	1.5%
Impact of impairment turns	11.7%
Gross margin (post impairment turns), excluding interest amortization	13.2%
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2016	2015	16 v 15	2016	2015	16 v 15
West	$2,990	$6,615	$(3,625)	$737	$1,395	$(658)
East	4,973	6,421	(1,448)	554	265	289
Southeast	389	101	288	—	101	(101)
Corporate and unallocated (a)	—	—	—	—	(227)	227
Total	$8,352	$13,137	$(4,785)	$1,291	$1,534	$(243)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
	2016	2015	16 v 15	2016	2015	16 v 15
West	$2,990	$7,762	$(4,772)	$1,088	$1,385	$(297)
East	11,185	9,402	1,783	308	292	16
Southeast	2,033	155	1,878	(214)	150	(364)
Corporate and unallocated (a)	—	—	—	(372)	(352)	(20)
Total	$16,208	$17,319	$(1,111)	$810	$1,475	$(665)
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
To further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three and six months ended March 31, 2016 that did not fit within our strategic plans. Certain of these sales, however, were not completed in the current quarter and are expected to occur during the remainder of our fiscal 2016.

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

(In thousands)	Three Months Ended March 31,			Six Months Ended March 31,
	2016	2015	16 v 15	2016	2015	16 v 15
West	$18,927	$10,599	$8,328	$35,713	$17,382	$18,331
East	8,333	5,744	2,589	12,480	13,113	(633)
Southeast	7,738	7,051	687	18,395	818	17,577
Corporate and Unallocated (a)	(31,968)	(16,958)	(15,010)	(54,410)	(34,367)	(20,043)
Operating income (loss)	$3,030	$6,436	$(3,406)	$12,178	$(3,054)	$15,232
(a) Corporate and unallocated includes amortization of capitalized interest and indirects, as well as costs related to numerous shared services functions that benefit all segments and are not allocated.
Our operating income declined by $3.4 million to $3.0 million for the three months ended March 31, 2016, compared to operating income of $6.4 million for the three months ended March 31, 2015. As previously discussed, our gross profit during the current quarter improved on additional year-over-year closings and a higher ASP, but was negatively impacted by (1) lower gross margin, partially due to an impairment of $1.8 million, primarily related to a community in our West segment, and (2) higher capitalized interest amortized to COS (refer to Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q). Additionally, year-over-year operating income was negatively impacted by (1) commissions expense that was higher due to increased business volume, but declined as a percentage of homebuilding revenue (to 3.9% from 4.2% in the prior year period) and (2) G&A expense that was also higher year-over-year as our business has grown, but has declined as a percentage of total revenue (to 10.1% from 10.9% in the prior year period).
For the six months ended March 31, 2016, operating income increased by $15.2 million to $12.2 million, compared to an operating loss in the prior year period of $3.1 million. Despite a decline in gross margin from the prior year period, we recorded a significantly higher gross profit on higher homebuilding revenue, as previously discussed, even after adjusting for the impact of the Florida stucco issues in each period. The higher gross profit was partially offset by (1) additional commissions expense due to higher business volume (but was lower as a percentage of homebuilding revenue at 4.0% from 4.2% in the prior year period) and (2) higher year-over-year G&A expenses due to our business growth (but was lower as a percentage of total revenue at 9.7% from 11.4% in the prior year period).
Below operating income, we had two significant year-over-year fluctuations for both the three and six months ended March 31, 2016 as follows: (1) we had a current year reduction in our other expense, net, mainly driven by our ability to capitalize additional interest in the current year periods due to a higher qualified inventory balance (refer to Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q) and (2) we recorded losses on the extinguishment of debt of $1.6 million and $2.5 million for the three and six months ended March 31, 2016, respectively, as we continued to repurchase a portion of our outstanding debt during the current year periods (refer to “Financial Position” discussion below).
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which has been the valuation allowance recorded against substantially all of our deferred tax assets, but was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax provisions and benefits were not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in our fiscal 2016, the Company is using an annualized effective tax rate to determine its tax provisions and benefits, which should more closely correlate to our pretax income or loss in periods, but will continue to be impacted by discrete tax items.
Refer to Note 10 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.

Three months ended March 31, 2016 as compared to 2015
West Segment: Homebuilding revenue increased 62.7% for the three months ended March 31, 2016 compared to the prior year due to a 43.5% increase in closings (particularly in our Texas markets and Sacramento market, which reopened during our fiscal 2015), as well as a year-over-year increase in ASP of 13.3%, which improved in each of our markets in the West segment. As compared to the prior year period, our homebuilding gross profit increased by $12.7 million, due mainly to the increase in revenues already discussed, offset by a decrease in homebuilding gross margin from 20.4% to 19.7%. Excluding the impairment recorded during the current quarter on one community in our West segment, homebuilding gross margin would have slightly increased from the prior year period to 20.6%. The $8.3 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by higher sales commissions on improved revenues and an increase in G&A costs, as our community count and operations have grown, particularly with our re-entry into the Sacramento market.
East Segment: Homebuilding revenue increased 5.3% for the three months ended March 31, 2016 versus the prior year period, primarily due to a 3.0% increase in closings (led by our Maryland market, where we sold and closed a significant number of spec homes), and the impact of a 2.2% increase in ASP. As compared to the prior year period, our homebuilding gross profit increased $1.5 million, related mainly to the aforementioned increase in homebuilding revenue, as well as a higher homebuilding gross margin, which increased from 17.3% in the prior year quarter to 17.9%. This increase in gross margin in the East segment was primarily due to the mix of closings between markets, as we closed more homes in the current quarter in Maryland, which is generally a higher margin market, and less in New Jersey, where we have been winding down our operations. The $2.6 million increase in operating income resulted from the increase in gross profits as previously discussed, as well as a year-over-year decline in G&A costs due mainly to our exit from the New Jersey market.
Southeast Segment: As compared to the prior year quarter, homebuilding revenue increased by 22.0% due to a 13.5% increase in closings (driven mainly by our Atlanta market), as well as a 7.5% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $1.5 million due to the aforementioned increase in homebuilding revenue, offset by a decline in gross margin from 20.1% to 18.0%. The decrease in gross margin in the Southeast segment was primarily attributable to the mix of closings between markets, communities and product type; the structure of our land deals and the close out of certain communities. The increase in operating income of $0.7 million resulted from the increase in gross profit already described, partially offset by higher commissions expense on additional closings at a higher ASP.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest, movement in capitalized indirects and expenses for numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal and national marketing costs. The cost of these shared services is not allocated to the operating segments. For the three months ended March 31, 2016, corporate and unallocated costs increased $15.0 million over the prior year period, primarily due to (1) a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q); (2) higher corporate costs incurred due to business growth and improved business performance and (3) an increase in indirect costs expensed to cost of sales period over period due to significantly more closings and resulting homebuilding revenue in the current year quarter.
Six months ended March 31, 2016 as compared to 2015
West Segment: Homebuilding revenue increased 71.3% for the six months ended March 31, 2016 compared to the prior year period due to a 49.0% increase in closings (particularly in our Texas markets, partly because closings were pushed out of last fiscal year due to the weather conditions in that region, and our Sacramento market, which reopened during our fiscal 2015), as well as a significant year-over-year increase in ASP of 14.9%, which improved in each of our markets in the West segment. As compared to the prior year period, our homebuilding gross profit increased by $27.4 million, due mainly to the increase in revenues already discussed, offset by a slight decrease in homebuilding gross margin from 20.3% to 20.1%. Excluding the impairment recorded during the current period on one community in our West segment, homebuilding gross margin would have slightly increased from the prior year period to 20.5%. The $18.3 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by higher sales commissions on improved revenues and an increase in G&A costs, as our community count and operations have grown, particularly with our re-entry into the Sacramento market.
East Segment: Homebuilding revenue decreased 1.2% for the six months ended March 31, 2016 versus the prior year, primarily due to a 7.0% decline in closings, offset by the impact of a 6.2% increase in ASP. As compared to the prior year, our homebuilding gross profit decreased $2.5 million, related mainly to the aforementioned decline in homebuilding revenue, as well as a lower homebuilding gross margin, which declined from 17.8% in the prior year period to 16.7%. This decline in gross margin in the East segment was primarily due to mix of closings between communities and between spec and non-spec homes, as we were successful in reducing the number of spec homes in certain key markets, particularly Maryland, and the impact of lower margins from communities being closed out, partially offset by mix of closings between markets. The $0.6 million decrease in operating income resulted from the decrease in gross profit as previously discussed, partially offset by a decrease in SG&A costs due to the decline in closings from prior year period, as well as our exit from the New Jersey market.
Southeast Segment: As compared to the prior year period, homebuilding revenue increased significantly by 19.1% due to a 13.6% increase in closings, as well as a 4.8% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $19.1 million, but was impacted by the Florida stucco issues as follows: (1) current period gross profit includes a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than current period charges and (2) the prior year period includes a $13.6 million charge recorded in cost of sales related to the Florida stucco issues (no insurance recoveries were recorded in the first quarter of the prior fiscal year, as we had not yet met the thresholds established by our insurance policies; refer to Note 8 of the notes to our unaudited consolidated financial statements in this Form 10-Q). After adjusting for the impact of the Florida stucco issues, gross profit in the Southeast segment was only $1.9 million higher than the prior year six-month period, and gross margin declined from 20.7% to 18.4% due to mix of closings between markets, communities and product type; the structure of our land deals and the close out of certain communities. The increase in operating income of $17.6 million, after also being adjusted for the Florida stucco issues in each period, is relatively flat year-over-year, as the higher gross profit was offset by higher commission expense on additional closings at a higher ASP.
Corporate and Unallocated: For the six months ended March 31, 2016, corporate and unallocated costs increased $20.0 million over the prior year period, primarily due to (1) a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q); (2) higher corporate costs incurred due to business growth and improved business performance and (3) an increase in indirect costs expensed to cost of sales period over period due to significantly more closings and resulting homebuilding revenue in the current year period.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of March 31, 2016, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Cash and cash equivalents decreased as follows for the periods presented:

	Six Months Ended March 31,
(in thousands)	2015	2014
Cash used in operating activities	$(59,885)	$(202,916)
Cash provided by investing activities	16,430	34,835
Cash used in financing activities	(73,195)	(9,812)
Net decrease in cash and cash equivalents	$(116,650)	$(177,893)
Operating Activities. We spent $195.3 million on land and land development activities during the six months ended March 31, 2016, a decrease of $52.3 million, or 21.1%, compared to $247.6 million in land-related spending for the six months ended March 31, 2015. This decline is the result of our goal to reduce our leverage during our fiscal 2016, which has led to an increase in finished lot purchases and the increased use of land banking. Our level of land and land development spend, which partly drives our change in inventory, had a significant impact on our net cash used in operating activities in both years, bringing net cash used in operating activities to $59.9 million and $202.9 million for the six months ended March 31, 2016 and 2015, respectively. Our year-over-year increase in earnings also significantly impacted cash used in operations, driven by higher revenues from additional closings and an elevated ASP.
Investing Activities. Net cash provided by investing activities was $16.4 million for the six months ended March 31, 2016, primarily driven by a decrease in restricted cash as a result of the redemption of our entire cash secured loan balance (refer to Note 7 of the notes to our unaudited consolidated financial statements included in this Form 10-Q) and the receipt of proceeds from the sale of a building owned by the Company. These cash inflows from investing activities were partially offset by capital expenditures, primarily for model homes, and additional investments made in unconsolidated entities. Net cash provided by investing activities was $34.8 million for the six months ended March 31, 2015, primarily related to the sale of our shares in AMH and a decrease in restricted cash collateralizing our outstanding letters of credit, partially offset by capital expenditures, primarily for model homes, and additional investments in unconsolidated entities.

Financing Activities. Net cash used in financing activities was $73.2 million for the six months ended March 31, 2016, primarily due to the redemption of certain of our debt outstanding, including the 2016 Notes (refer to Note 7 of the notes to our unaudited consolidated financial statements included in this Form 10-Q), partially offset by proceeds received from the issuance of a secured term loan (refer to discussion below). Net cash used in financing activities was $9.8 million for the six months ended March 31, 2015, primarily related to principal payments on the then outstanding 2015 TEU notes and other secured notes payable. For further information related to the 2015 TEU notes, refer to Note 8 to our audited consolidated financial statements within our 2015 Annual Report.
Financial Position. As of March 31, 2016, our liquidity position consisted of:

•	$134.9 million in cash and cash equivalents;

•	$116.1 million of remaining capacity under the Facility (due to the use of the Facility to secure $28.9 million in letters of credit); and

•	$17.3 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
During the three months ended March 31, 2016, we redeemed our remaining Senior Notes due 2016 (the 2016 Notes) outstanding, mainly by utilizing the proceeds received from the term loan issued during the current quarter, which is discussed below. During the current quarter, we also redeemed $9.8 million and $0.6 million of our Senior Notes due May 2019 and June 2019, respectively. This debt repurchase activity resulted in a net loss on extinguishment of debt of $1.6 million during the three months ended March 31, 2016, which when combined with the loss on extinguishment from our first fiscal quarter, resulted in a total loss on extinguishment of debt of $2.5 million for the six months ended March 31, 2016.
On March 11, 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). The Term Loan requires quarterly principal payments of $17.5 million starting on June 30, 2016, and bears interest at the London Interbank Offered Rate (LIBOR) plus 550 basis points. The proceeds from the Term Loan were used to fund the redemption of the 2016 Notes. For additional information regarding the Term Loan, see Note 7 of the notes to our unaudited consolidated financial statements in this Form 10-Q.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $145 million and an available capacity of $116.1 million as of March 31, 2016 after considering our outstanding letters of credit backed by the Facility of $28.9 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $14.3 million of outstanding letters of credit under these facilities (in addition to the $28.9 million outstanding letters of credit backed by the Facility), secured by cash collateral that is maintained in restricted accounts totaling $15.5 million.
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
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In March 2016, Moody's reaffirmed the Company's issuer default debt rating to B3. In September 2014, Fitch reaffirmed the Company's long-term debt rating of B-. In March 2016, S&P reaffirmed the Company's corporate credit rating for the Company of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook or could otherwise increase our cost of borrowing.

Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the six months ended March 31, 2016 or 2015. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the six months ended March 31, 2016 or 2015.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. As of March 31, 2016, we controlled 25,132 lots. We owned 76.1%, or 19,138 of these lots, and 5,994 of these lots, or 23.9%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $72.0 million as of March 31, 2016. The total remaining purchase price, net of cash deposits, committed under all options was $430.1 million as of March 31, 2016. As market conditions continue to improve, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of March 31, 2016, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our unaudited consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $213.7 million as of March 31, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or results of operations because as of March 31, 2016, we had limited variable-rate debt outstanding. Accordingly, a one percent change in interest rates would not be material to our financial statements. The estimated fair value of our fixed rate debt as of March 31, 2016 was $1.21 billion compared to a carrying value of $1.32 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.21 billion to $1.24 billion as of March 31, 2016.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of March 31, 2016, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $4.3 million recorded on our unaudited consolidated balance sheet as of March 31, 2016 related to the DPA and the HUD Agreement, $1.1 million and $2.3 million of which were accrued for during the three and six months ended March 31, 2016, respectively.
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
Item 6. Exhibits

10.1
Credit Agreement, dated as of March 11, 2016, between Beazer Homes USA, Inc. as borrower, the lenders party thereto, and Wilmington Trust, National Association, as agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 15, 2016).

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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on April 28, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 28, 2016	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer