Form 10-Q
period 2016-06-30
BEAZER HOMES USA INC
filed 2016-07-28
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at July 25, 2016
Common Stock, $0.001 par value	33,083,145

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

•	the results of litigation or government proceedings and fulfillment of the obligations in the consent orders with governmental authorities and other settlement agreements;

•	the impact of construction defect and home warranty claims, including water intrusion issues in Florida;

•	the cost and availability of insurance and surety bonds;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	the impact of information technology failures or data security breaches;

•	terrorist acts, natural disasters, acts of war or other factors over which the Company has little or no control; or

•	the impact on homebuilding in key markets of governmental regulations limiting the availability of water.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$127,209	$251,583
Restricted cash	18,846	38,901
Accounts receivable (net of allowance of $866 and $1,052, respectively)	65,905	52,379
Income tax receivable	221	419
Owned inventory	1,731,850	1,697,590
Investments in unconsolidated entities	9,361	13,734
Deferred tax assets, net	324,763	325,373
Property and equipment, net	21,008	22,230
Other assets	19,464	18,994
Total assets	$2,318,627	$2,421,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$109,449	$113,539
Other liabilities	138,319	148,966
Total debt (net of discounts of $4,819 and $3,639, respectively)	1,429,483	1,528,275
Total liabilities	1,677,251	1,790,780
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,083,145 issued and outstanding and 32,660,583 issued and outstanding, respectively)	33	33
Paid-in capital	862,959	857,553
Accumulated deficit	(221,616)	(227,163)
Total stockholders’ equity	641,376	630,423
Total liabilities and stockholders’ equity	$2,318,627	$2,421,203

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenue	$459,937	$429,438	$1,189,993	$994,561
Home construction and land sales expenses	370,367	353,081	980,094	829,073
Inventory impairments and abandonments	11,917	249	15,098	249
Gross profit	77,653	76,108	194,801	165,239
Commissions	17,500	17,246	45,856	40,141
General and administrative expenses	40,457	37,669	111,024	101,837
Depreciation and amortization	3,387	3,497	9,434	8,619
Operating income	16,309	17,696	28,487	14,642
Equity in income of unconsolidated entities	62	153	71	377
Gain (loss) on extinguishment of debt	429	—	(2,030)	—
Other expense, net	(5,344)	(5,763)	(18,467)	(23,670)
Income (loss) from continuing operations before income taxes	11,456	12,086	8,061	(8,651)
Expense (benefit) from income taxes	5,349	(135)	2,067	(726)
Income (loss) from continuing operations	6,107	12,221	5,994	(7,925)
Loss from discontinued operations, net of tax	(325)	(46)	(447)	(4,236)
Net income (loss)	$5,782	$12,175	$5,547	$(12,161)
Weighted average number of shares:
Basic	31,813	26,482	31,793	26,473
Diluted	31,820	31,800	31,797	26,473
Basic income (loss) per share:
Continuing operations	$0.19	$0.46	$0.19	$(0.30)
Discontinued operations	$(0.01)	$—	$(0.01)	$(0.16)
Total	$0.18	$0.46	$0.18	$(0.46)
Diluted income (loss) per share:
Continuing operations	$0.19	$0.38	$0.19	$(0.30)
Discontinued operations	$(0.01)	$—	$(0.01)	$(0.16)
Total	$0.18	$0.38	$0.18	$(0.46)

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$5,782	$12,175	$5,547	$(12,161)
Other comprehensive income (loss), net of income tax:
Change in unrealized loss related to available-for-sale securities	—	—	—	1,276
Comprehensive income (loss)	$5,782	$12,175	$5,547	$(10,885)

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,547	$(12,161)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,434	8,619
Stock-based compensation expense	5,844	4,546
Inventory impairments and abandonments	15,098	249
Deferred and other income tax expense (benefit)	619	(731)
Gain on sale of fixed assets	(893)	—
Change in allowance for doubtful accounts	(186)	47
Equity in (income) loss of unconsolidated entities and marketable securities	(71)	1,453
Cash distributions of income from unconsolidated entities and marketable securities	99	99
Non-cash loss on extinguishment of debt	155	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,340)	(10,500)
Decrease (increase) in income tax receivable	198	(216)
Increase in inventory	(35,298)	(245,169)
Increase in other assets	(1,405)	(2,287)
(Decrease) increase in trade accounts payable	(4,090)	20,826
Decrease in other liabilities	(12,580)	(2,716)
Other changes	—	(199)
Net cash used in operating activities	(30,869)	(238,140)
Cash flows from investing activities:
Capital expenditures	(9,718)	(11,756)
Proceeds from sale of fixed assets	2,549	—
Investments in unconsolidated entities	(3,138)	(2,651)
Return of capital from unconsolidated entities and marketable securities	1,142	24,245
Increases in restricted cash	(4,679)	(3,806)
Decreases in restricted cash	24,734	28,936
Net cash provided by investing activities	10,890	34,968
Cash flows from financing activities:
Repayment of debt	(239,312)	(11,934)
Proceeds from issuance of new debt	137,900	—
Repayment of borrowings from credit facility	(50,000)	(30,000)
Borrowings from credit facility	50,000	50,000
Debt issuance costs	(2,545)	(126)
Other financing activities	(438)	(170)
Net cash (used in) provided by financing activities	(104,395)	7,770
Decrease in cash and cash equivalents	(124,374)	(195,402)
Cash and cash equivalents at beginning of period	251,583	324,154
Cash and cash equivalents at end of period	$127,209	$128,752

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of our consolidated operations presented herein for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in our operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to Note 2 to the audited consolidated financial statements within our 2015 Annual Report.
Over the past few years, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying unaudited consolidated statements of income for all periods presented (see Note 16 for further discussion of our discontinued operations).
We evaluated events that occurred after the balance sheet date but before these financial statements were issued for accounting treatment and disclosure.
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
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies several aspects of accounting for employee stock-based compensation transactions. First, ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recorded as income tax expense in the income statement, thereby eliminating the concept of the “APIC pool” contained in current guidance. This change is required to be applied prospectively to all excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) resulting from settlements after the date of the adoption of the ASU. Second, ASU 2016-09 permits entities to make an election to either estimate forfeitures or recognize them when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. Third, ASU 2016-09 modifies the current exception to liability classification of an award when the employer withholds shares to meet tax withholding requirements. Finally, the classification of certain transactions related to share-based payments within the statement of cash flows is clarified within the ASU. The guidance within ASU 2016-09 will be effective for the Company's first fiscal year beginning after December 15, 2016. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements, but do not expect a material impact upon adoption.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Nine Months Ended
	June 30,
(In thousands)	2016	2015
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$—	$(2,916)
Non-cash land acquisitions (a)	8,265	12,904
Non-cash capital expenditure	—	674
Supplemental disclosure of cash activity:
Interest payments	95,316	99,434
Income tax payments	1,219	474
Tax refunds received	198	—
(a) For the nine months ended June 30, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures. For the nine months ended June 30, 2015, non-cash land acquisitions were comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.
(4) Investments in Marketable Securities and Unconsolidated Entities
Marketable Securities
During the fourth quarter of our fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares represented marketable equity securities with a readily available fair value and were classified as available-for-sale securities. In March 2015, the Company sold the shares and recorded a loss of $1.8 million (approximately $0.5 million of which was attributable to fair value changes in our fiscal 2015) that was recorded within other expense, net in our unaudited consolidated statements of income. During the nine months ended June 30, 2015, the Company recorded an unrealized gain of $1.3 million, which was reflected in other comprehensive income (loss), representing a reduction of the overall loss incurred on the securities since acquired.
Unconsolidated Entities
As of June 30, 2016, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of June 30, 2016 and September 30, 2015:

(In thousands)	June 30, 2016	September 30, 2015
Beazer’s investment in unconsolidated entities	$9,361	$13,734
Total equity of unconsolidated entities	31,096	52,118
Total outstanding borrowings of unconsolidated entities	16,146	12,206

For the three and nine months ended June 30, 2016 and 2015, there were no impairments related to our investments in these unconsolidated entities.
Our equity in income from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Equity in income of unconsolidated entities	$62	$153	$71	$377

South Edge/Inspirada. During our fiscal 2014, we and other members of the Inspirada joint venture (Inspirada) received land in exchange for our investment in Inspirada. During our fiscal 2015, we paid $3.3 million to the joint venture related to infrastructure and development costs. In the current fiscal year, we paid additional amounts, bringing our remaining obligation for our portion of future infrastructure and other development costs to $1.1 million as of June 30, 2016.
Guarantees. Our joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our joint venture partners have provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2016 and September 30, 2015, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2016 and 2015, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of June 30, 2016 and September 30, 2015:

(In thousands)	June 30, 2016	September 30, 2015
Homes under construction	$520,313	$377,281
Development projects in progress	736,587	809,900
Land held for future development	221,148	270,990
Land held for sale	38,791	44,555
Capitalized interest	142,398	123,457
Model homes	72,613	71,407
Total owned inventory	$1,731,850	$1,697,590

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction. We had 172 (with a cost of $47.3 million) and 128 (with a cost of $40.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of June 30, 2016 and September 30, 2015, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).

Total owned inventory, by reportable segment, is presented by category in the table below as of June 30, 2016 and September 30, 2015:

(In thousands)	Projects in Progress (a)		Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2016
West Segment	$651,000		$180,233	$5,413	$836,646
East Segment	316,779		29,918	26,339	373,036
Southeast Segment	309,886		10,997	5,939	326,822
Corporate and unallocated	194,246	(b)	—	1,100	195,346
Total	$1,471,911		$221,148	$38,791	$1,731,850
September 30, 2015
West Segment	$583,210		$230,778	$6,941	$820,929
East Segment	353,054		29,280	30,927	413,261
Southeast Segment	277,351		10,932	5,587	293,870
Corporate and unallocated	168,430	(b)	—	1,100	169,530
Total	$1,382,045		$270,990	$44,555	$1,697,590
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
For the quarter ended June 30, 2016, there were three communities on our watch list, two in our West segment and the other in our East segment, that required further analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis led to an impairment charge for two of these communities, principally due to a reduction in price taken at each community that is other than temporary based on current competitive and market dynamics. For the quarter ended June 30, 2015, there were no communities on our quarterly watch list and therefore no further impairment analysis was performed.

The table below summarizes the results of our undiscounted cash flow analysis by reportable segment, where applicable, for the quarter ended June 30, 2016:

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	# of Communities on Watch List (b)	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (c)
Three Months Ended June 30, 2016
West	2	2	$22,969	124.0%
East	1	1	22,469	88.5%
Corporate and unallocated (d)	—	—	2,794	N/A (e)
Total	3	3	$48,232
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
(c) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our “watch list” methodology. While this metric for the communities in the West segment was above 100% for the current quarter in total, the community that we ultimately impaired was below 100%, while the community we did not impair was above 100%.
(d) Amount represents capitalized interest and indirects balance related to the communities for which an undiscounted cash flow analysis was prepared. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(e) N/A - not applicable.

The following table presents, by reportable segment, details around the impairment charges taken on projects in progress for the three and nine months ended June 30, 2016:

($ in thousands)	Three Months Ended June 30, 2016				Nine Months Ended June 30, 2016
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
West	1	179	$5,216	$10,827	2	213	$6,729	$16,345
East	1	78	5,894	18,073	1	78	5,894	18,073
Corporate and unallocated (a)	—	—	789	—	—	—	1,101	—
Total	2	257	$11,899	$28,900	3	291	$13,724	$34,418
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities we impaired during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
Unobservable Inputs	2016	2015	2016	2015
Average selling price (in thousands)	$355 - $560	—	$355 - $560	—
Closings per community per month	2 - 4	—	2 - 4	—
Discount rate	14.15%	—	14.15% - 15.33%	—

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
From time-to-time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write-off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record a charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan or, in limited circumstances, are not suitable for building due to regulatory or environmental restrictions that are enacted.
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Projects in Progress:
West	$5,216	$—	$6,729	$—
East	5,894	—	5,894	—
Corporate and unallocated	789	—	1,101	—
Total impairment charges on projects in progress	$11,899	$—	$13,724	$—
Land Held for Sale:
East	$18	$249	$215	$249
Southeast	—	—	371	—
Total impairment charges on land held for sale	$18	$249	$586	$249
Abandonments:
Southeast	$—	$—	$788	$—
Total impairment and abandonment charges	$11,917	$249	$15,098	$249
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2016 and September 30, 2015:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of June 30, 2016
Unconsolidated lot option agreements	$76,968	$438,498
As of September 30, 2015
Unconsolidated lot option agreements	$51,475	$420,070

(6) Interest
Our ability to capitalize interest incurred during the three and nine months ended June 30, 2016 and 2015 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Capitalized interest in inventory, beginning of period	$140,139	$112,476	$123,457	$87,619
Interest incurred	28,758	30,748	89,313	91,290
Capitalized interest impaired	(626)	—	(710)	—
Interest expense not qualified for capitalization and included as other expense (a)	(5,406)	(5,954)	(19,471)	(23,396)
Capitalized interest amortized to house construction and land sales expenses (b)	(20,467)	(13,558)	(50,191)	(31,801)
Capitalized interest in inventory, end of period	$142,398	$123,712	$142,398	$123,712
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
(7) Borrowings
As of June 30, 2016 and September 30, 2015, we had the following debt, net of discounts:

(In thousands)	Maturity Date	June 30, 2016	September 30, 2015
8 1/8% Senior Notes	June 2016	$—	$170,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	215,925	235,000
5 3/4% Senior Notes	June 2019	321,393	325,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
Unamortized debt discounts		(3,069)	(3,639)
Total Senior Notes, net		$1,234,249	$1,427,240
Term Loan (net of unamortized discount of $1,750)	March 2018	120,750	—
Junior Subordinated Notes (net of unamortized accretion of $41,420 and $42,970, respectively)	July 2036	59,353	57,803
Cash Secured Loans	Not Applicable	—	22,368
Other Secured Notes payable	Various Dates	15,131	20,864
Total debt, net		$1,429,483	$1,528,275
Secured Revolving Credit Facility. Our Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On November 6, 2015, we executed a Second Amendment (the Second Amendment) to our Second Amended and Restated Credit Agreement originally dated September 24, 2012. The Second Amendment, among other things, increased the maximum aggregate amount of the Facility from $130.0 million to $145.0 million and extended its termination date to January 15, 2018. The Facility continues to be with three lenders. As of June 30, 2016 and September 30, 2015, we had no borrowings outstanding under the Facility.
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real property. We have also pledged approximately $1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of June 30, 2016, we had $29.9 million in letters of credit outstanding under the Facility, leaving us with $115.1 million in remaining capacity. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of June 30, 2016, we were in compliance with all such covenants.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of June 30, 2016 and September 30, 2015, we had letters of credit outstanding under these additional facilities of $15.6 million and $14.4 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, the majority of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness, non-recourse indebtedness and certain other allowed indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, is exempted from the covenant test. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of June 30, 2016.
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
The table below summarizes the redemption terms for our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
6 5/8% Senior Secured Notes	July 2012	April 2018	Callable at any time, in whole or in part, at a set redemption price equal to 101.656% of the principal amount
9 1/8% Senior Notes	November 2010	May 2019	Callable at any time prior to November 15, 2016, in whole or in part, at a redemption price equal to 102.281% of the principal amount; redeemable after November 15, 2016 at par
5 3/4% Senior Notes	April 2014	June 2019	Callable at any time before March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium
7 1/2% Senior Notes	September 2013	September 2021
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

7 1/4% Senior Notes	February 2013	February 2023
Callable at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; after February 1, 2019, callable at a redemption price equal to 102.41% of the principal amount; after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount

During the current quarter, we redeemed $9.3 million and $3.0 million of our Senior Notes due May 2019 and June 2019, respectively. This debt repurchase activity resulted in a gain on extinguishment of debt of $0.4 million during the three months ended June 30, 2016.

During the nine months ended June 30, 2016, we redeemed our remaining Senior Notes due 2016 (the 2016 Notes) outstanding, mainly by utilizing the proceeds received from the term loan issued during the current fiscal year, which is discussed below. We also redeemed $19.1 million and $3.6 million of our Senior Notes due May 2019 and June 2019, respectively. This debt repurchase activity resulted in a total net loss on extinguishment of debt of $2.0 million for the nine months ended June 30, 2016.
Term Loan. On March 11, 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). The Term Loan requires quarterly principal payments of $17.5 million starting on June 30, 2016, the first payment of which was paid during the current quarter, and bears interest at the London Interbank Offered Rate (LIBOR) plus 550 basis points. The proceeds from the Term Loan were used to fund the redemption of the 2016 Notes. The Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on March 11, 2018, but can be pre-paid at any time without penalty.
Substantially all of our subsidiaries are guarantors of the obligations under the Credit Agreement. Collectively, we granted security interests and mortgage liens on substantially all of our tangible and intangible assets on a second lien basis, with such security interests and liens ranking equal in priority to those granted as security for our 6.625% Senior Secured Notes due April 2018.
The Credit Agreement contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Credit Agreement) to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments and create liens on assets of the Company or its restricted subsidiaries; these covenants are similar to existing covenants under our Senior Notes. In addition, the Credit Agreement requires that the Company’s inventory (as defined in the Credit Agreement) to be no less than $1.25 billion as of the last day of any fiscal quarter. The Credit Agreement also includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due; the failure to perform or the violation of any covenant or agreement; inaccurate or false representations or warranties; a default on other material indebtedness, insolvency or bankruptcy; a change of control; and the occurrence of certain material judgments against the Company. As of June 30, 2016, we were in compliance with all such covenants.

Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) in the amount of $103.1 million mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay interest at a fixed rate of 7.987% for the first 10 years ending July 30, 2016. Thereafter, the securities have a floating interest rate as defined in the Junior Subordinated Notes Indenture; based on current interest rates, we expect the floating interest rate to be lower than our current fixed rate. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2016, the unamortized accretion was $41.4 million and will be amortized over the remaining life of the notes. As of June 30, 2016, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans. In March 2016, we redeemed the entire balance of our cash secured loan facilities using the cash that fully secured the borrowings under these facilities. This secured cash was reflected as restricted cash on our consolidated balance sheets.
Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of June 30, 2016 and September 30, 2015, we had outstanding secured notes payable of $15.1 million and $20.9 million, respectively, primarily related to these land acquisitions. The secured notes payable related to land acquisitions have varying expiration dates between 2016 and 2019 and have a weighted average fixed interest rate of 3.27% as of June 30, 2016. These notes are secured by the real estate to which they relate.
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
Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period	$40,903	$28,794	$27,681	$16,084
Accruals for warranties issued (a)	3,567	2,935	9,269	6,090
Changes in liability related to warranties existing in prior periods (b)	11,148	7,058	41,801	27,813
Payments made (b)	(15,028)	(7,963)	(38,161)	(19,163)
Balance at end of period	$40,590	$30,824	$40,590	$30,824
(a) Accruals for warranties issued are a function of the number of home closings in the period, the average selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. The increase in the amount of accrual in the current three and nine-month periods compared to the comparable prior-year periods is due to an increase in the number of closings and the sales prices of homes closed in the current periods, as well as increases in certain divisions' accrual rates.
(b) Changes in liability related to warranties existing and payments made in all periods are elevated due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).
Florida and New Jersey Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida and one community in New Jersey. These issues continued to be reported to us in Florida throughout our fiscal 2015 and into our fiscal 2016. In New Jersey, while the calls were initially isolated to one community, we received calls from a second community with similar issues during the current fiscal year. Through June 30, 2016, we have cumulatively recorded $71.5 million in charges related to these issues, of which $70.2 million related to the communities in Florida and $1.3 million related to the two communities in New Jersey. Refer to discussion below for further detail.
Florida. The water intrusion issues in Florida (the Florida stucco issues) relate to stucco installation in multiple communities that first became known during our fiscal 2014. Other builders were also dealing with stucco issues, some of which received local media coverage. Throughout fiscal 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review resulted in us determining that more homes and communities in Florida were likely to be adversely affected, leading to higher repair costs. Based on all of these activities and our resulting analysis, we recorded additional warranty expense of $26.3 million during the year ended September 30, 2015 related to the Florida stucco issues (of which $6.1 million and $24.0 million was recorded in the three and nine months ended June 30, 2015, respectively), in addition to the $4.3 million recorded during our fiscal 2014. As of September 30, 2015, the accrual to cover outstanding payments and potential repair costs for the impacted homes was $14.5 million, after considering the repair costs already paid.
During our fiscal 2016, we received additional homeowner calls beyond those anticipated based on our procedures and previous call history and increased our cost estimates, causing us to record additional warranty expense related to the Florida stucco issues of $11.0 million and $39.6 million during the three and nine months ended June 30, 2016, respectively. Our cost estimates to repair homes discovered in more recent periods are considerably higher than initial estimates, as these homes require more extensive repairs. As of June 30, 2016, 724 homes have been identified as likely to require repairs (an increase of 192 homes to those that were anticipated to require repairs as of the end of our fiscal 2015), of which 352 homes have been repaired. We made payments related to the Florida stucco issues of $11.0 million and $27.8 million during the three and nine months ended June 30, 2016, respectively, including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete, bringing the remaining accrual to $26.3 million as of June 30, 2016, which is included in our overall warranty liability detailed above. As of June 30, 2016, additional homes in the impacted communities remain within the period specified by the applicable statute of repose but are not yet deemed likely to require repairs and have not been reserved for. The cost to repair these additional homes would be approximately $6.0 million if the current cost estimates were applied to these additional homes.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. The current quarter and current fiscal year charges were offset by additional insurance recoveries from our insurers; for a discussion of the amounts we have already recovered or anticipate recovering from our insurer, refer to “Insurance Recoveries” section below. In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurer, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited consolidated financial statements as of June 30, 2016.
New Jersey. Initially, the water intrusion issues in New Jersey related to flashing and stone installation in one specific community, for which we recorded $0.6 million in charges during our fiscal 2014. During our fiscal 2016, we began to receive homeowner calls related to one additional community citing similar issues, causing us to inspect the homes within the community and record an additional reserve of $0.7 million during the first nine months of the current fiscal year (a decrease of $0.5 million during the current fiscal quarter due to the impact of this issue being less costly than initially anticipated), which is also included in our overall warranty liability as of June 30, 2016. Similar to the Florida stucco issues discussed above, the costs recorded during the current year period were fully offset by additional insurance recoveries from our third-party insurance, which is described below.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the water intrusion issues discussed above. As such, we expect a substantial majority of additional costs incurred after the first quarter of our fiscal 2015 for warranty work on homes within these policy years to be reimbursed by our insurers. For one policy year, we are approaching the insurable claim limit for one Division under our first layer of coverage.  In the event that we incur additional related losses that exceed this first layer policy limit, we expect to claim and recover such amounts under our excess insurance coverage.
Warranty expense beyond the thresholds set in our insurance policies was recorded related to homes impacted by the Florida stucco issues and the water intrusion issues in New Jersey, as well as other various warranty issues, resulting in our recognition of $11.7 million and $47.9 million in insurance recoveries during the three and nine months ended June 30, 2016, respectively, that we deem probable of receiving. For the three and nine months ended June 30, 2015, $7.3 million and $13.0 million was recorded in insurance recoveries. Amounts recorded for anticipated insurance recoveries are reflected within our unaudited consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer were recorded on a gross basis (i.e. not net of any associated warranty expense) as a receivable within accounts receivable on our unaudited consolidated balance sheets.
As of June 30, 2016, we have cumulatively recorded $66.8 million in insurance recoveries related to insurance policy years for which we have surpassed our deductible. We have received multiple payments under these policies from our insurance provider during fiscal 2015 and during the nine months ended June 30, 2016, reducing our insurance recovery receivable related to insurance policy years for which we have surpassed our deductible to $30.1 million as of June 30, 2016. The total recovery amount recorded during the current quarter of $11.7 million offsets the impact of the incremental expense recorded during the current quarter related to the Florida stucco issues, with the remainder related to expenditures for other warranty issues that are in excess of our insurance deductibles. For the nine months ended June 30, 2016, while the recoveries of $47.9 million recorded offset the incremental expense recorded related to the water intrusion issues in New Jersey, the recoveries recorded related to the Florida stucco issues were $3.6 million greater than the underlying expense, as we began to recover more costs than initially anticipated. The remaining insurance recovery amount for the nine months ended June 30, 2016 beyond the water intrusion issues in New Jersey and the Florida stucco issues related to expenditures for warranty issues that are individually immaterial but are also in excess of our insurance thresholds.
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
Additionally, we entered into agreements with our third-party insurer during the current quarter to resolve certain issues related to the extent of our insurance coverage for multiple policy years. These agreements resulted in our recognition of $15.5 million in further insurance recoveries (in addition to those discussed above), which was recorded within our unaudited consolidated statements of income as a reduction of our home construction expenses, as the signing of the agreements settled a dispute with our insurers and made this recovery probable. Of the total settlement, we received $7.0 million in payments, reducing our receivable related to this matter to $8.5 million. This receivable, which is in addition to the insurance receivable discussed above, was recorded within accounts receivable on our unaudited consolidated balance sheet as of June 30, 2016, and will be collected during the fourth quarter of our current fiscal year, in accordance with these agreements.
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims at no cost or for amounts that are not material to our consolidated financial statements. We currently have no such claims outstanding. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of June 30, 2016, no liability has been recorded for any additional claims related to this matter, as such exposure is not both probable and reasonably estimable.
A purported class action lawsuit was filed on July 7, 2016 against the Company in Maricopa County Arizona Superior Court on behalf of all homeowners in Arizona that purchased homes from the Company that included a certain roof underlayment. The complaint alleges various construction defects, but principally claims that the roof underlayment used in these homes is susceptible to leaks and was not installed in accordance with best practices. The monetary damage the plaintiff seeks has not been quantified. The Company believes these allegations are without merit and that class action treatment is inappropriate.  The Company intends to vigorously defend itself against these claims, and believes at this time that any potential exposure is not probable nor able to be estimated.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of June 30, 2016, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $6.2 million recorded on our unaudited consolidated balance sheet as of June 30, 2016 related to the HUD Agreement, $1.9 million and $4.2 million of which was accrued for during the three and nine months ended June 30, 2016, respectively.
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
We have accrued $9.1 million and $12.6 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of June 30, 2016 and September 30, 2015, respectively.
We had outstanding letters of credit and performance bonds of approximately $45.5 million and $190.4 million, respectively, as of June 30, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of June 30, 2016.
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
The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Nine Months Ended June 30, 2016
Deferred compensation plan assets (a)	$—	$696	$—		$696
Development projects in progress (b)	—	—	34,418	(c)	34,418
Land held for sale (b)	—	—	16,473	(d)	16,473
Nine Months Ended June 30, 2015
Deferred compensation plan assets (a)	—	618	—		618
Land held for sale (b)	—	—	1,148		1,148
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
(c) Amount represents the impairment-date fair value of the communities that we impaired during the nine months ended June 30, 2016. Refer to Note 5 for additional discussion.
(d) Amount represents the impairment-date fair value of certain land held for sale assets that were impaired during the nine months ended June 30, 2016.
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
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of June 30, 2016 and September 30, 2015:

(In thousands)	As of June 30, 2016		As of September 30, 2015
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes	$1,234,249	$1,142,060	$1,427,240	$1,412,173
Term Loan	120,750	120,750	—	—
Junior Subordinated Notes	59,353	59,353	57,803	57,803
	$1,414,352	$1,322,163	$1,485,043	$1,469,976
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
(10) Income Taxes
Income Tax Provision. Our income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Our total income tax expense, including discontinued operations, was $5.2 million and $1.8 million for the three and nine months ended June 30, 2016, respectively, compared to a tax benefit of $0.1 million and $0.7 million for the three and nine months ended June 30, 2015, respectively. The change in our income tax expense was primarily driven by (1) the level of income or loss earned during the respective periods; (2) valuation allowance changes recorded during the previous fiscal year periods that are no longer recorded in the current fiscal year periods due to the release of a significant portion of our valuation allowance during the fourth quarter of our fiscal 2015 (see below); and (3) the timing of recognizing certain tax credits.
Deferred Tax Assets and Liabilities. The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it “is more likely than not” that some portion of the deferred tax assets would not be realized. As of September 30, 2015 and again as of June 30, 2016, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As of June 30, 2016, our conclusions on the valuation allowance of $57.7 million and Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2015 and are based on similar company specific and industry factors to those discussed in our 2015 Annual Report (refer to Note 13 to the audited consolidated financial statements within our 2015 Annual Report).
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

(11) Stock-based Compensation
Our total stock-based compensation expense is included in general and administrative expenses (G&A) in our unaudited consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In thousands)	2016	2015		2016	2015
Stock options expense	$135	$171		$385	$528
Restricted stock awards expense	1,921	1,468		5,459	4,042
Before tax stock-based compensation expense	2,056	1,639		5,844	4,570
Tax benefit	(1,043)	—	(a)	(2,891)	—	(a)
After tax stock-based compensation expense	$1,013	$1,639		$2,953	$4,570
(a) Tax impact is zero due to the existence of a valuation allowance on our deferred tax assets in prior year periods.
During the nine months ended June 30, 2016 and 2015, employees surrendered 15,707 shares and 10,302 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued this stock at the market price on the date of surrender, for an aggregate value of approximately $205,000 and $192,000 for the nine months ended June 30, 2016 and 2015, respectively.

Stock Options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of June 30, 2016, the intrinsic value of our stock options outstanding and the aggregate options exercisable were both zero. As of June 30, 2016 and September 30, 2015, there was $0.6 million and $0.5 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of June 30, 2016 is expected to be recognized over a weighted average period of 1.6 years.

During the current quarter, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (EOP). This program is available to all full-time employees, other than our senior leadership team, and is designed to enable employees to share in potential future price appreciation of the Company's stock. The EOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying stock is purchased. The options will vest on the second anniversary of the date of grant, but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the EOP is limited to 100,000, of which 74,474 options were granted during the current quarter.

During the nine months ended June 30, 2016, we issued 115,074 stock options, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the EOP. We used the following assumptions for stock options granted, which derived the weighted average fair value shown, for the period presented:

Nine Months Ended
June 30, 2016
Expected life of options	4.9 years
Expected volatility	46.50%
Expected dividends	—
Weighted average risk-free interest rate	1.38%
Weighted average fair value	$3.98
Activity related to stock options for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2016		June 30, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	681,273	$17.89	643,907	$18.13
Granted	74,474	7.53	115,074	9.90
Forfeited	(500)	7.32	(3,734)	17.03
Outstanding at end of period	755,247	$16.88	755,247	$16.88
Exercisable at end of period	590,200	$18.04	590,200	$18.04
Vested or expected to vest in the future	755,247	$16.88	755,247	$16.88
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
As of June 30, 2016 and September 30, 2015, there was $13.1 million and $11.7 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of June 30, 2016 is expected to be recognized over a weighted average period of 2.0 years.
During the nine months ended June 30, 2016, we issued 231,624 shares of performance-based restricted stock (2016 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2016 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry

Index during the three-year performance period. The 2016 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $15.43 per share on the date of grant.
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
Any 2016 Performance Shares earned in excess of the target number of 231,624 shares may be settled in cash or additional shares at the discretion of the Compensation Committee of our Board of Directors. Any portion of these that do not vest at the end of the period will be forfeited.
During nine months ended June 30, 2016, we also issued 259,819 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30, 2016		June 30, 2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	1,281,662	$17.23	956,283	$18.27
Granted	—	—	491,443	14.69
Vested	(4,156)	18.15	(125,145)	18.61
Forfeited	(8,099)	17.11	(53,174)	9.42
End of period	1,269,407	$17.23	1,269,407	$17.23

(12) Earnings Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive instruments, only in periods in which the Company has net income and such effects are dilutive under the treasury stock method. Basic and diluted income (loss) per share is calculated using unrounded numbers.
The Company reported net income for the three and nine months ended June 30, 2016, and for the three months ended June 30, 2015. For the nine months ended June 30, 2015, the Company reported a net loss. Accordingly, all common stock equivalents were excluded during the nine months ended June 30, 2015 from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For both the three and nine months ended June 30, 2016, 1.5 million shares related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect. For the three and nine months ended June 30, 2015, 1.2 million and 1.4 million common stock equivalents, respectively, were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.
The weighted average number of common shares outstanding used to calculate basic income (loss) per share is reconciled to shares used to calculate diluted income (loss) per share is as follows for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Basic shares	31,813	26,482	31,793	26,473
Shares issuable upon conversion of TEUs	—	5,221	—	N/A (a)
Shares issuable upon vesting/exercise of stock awards/options	7	97	4	N/A (a)
Diluted shares	31,820	31,800	31,797	26,473
(a) N/A - Not applicable, as the Company reported a net loss for the period.

(13) Other Liabilities
Other liabilities include the following as of June 30, 2016 and September 30, 2015:

(In thousands)	June 30, 2016	September 30, 2015
Accrued warranty expense	$40,590	$27,681
Accrued interest	19,835	31,632
Accrued bonuses and deferred comp	19,364	25,076
Customer deposits	14,384	13,757
Litigation accrual	9,083	12,607
Income tax liabilities	2,264	1,998
Other	32,799	36,215
Total Other Liabilities	$138,319	$148,966

(14) Segment Information
We currently operate in 13 states that are grouped into three homebuilding segments based on geography. Revenues from our homebuilding segments are derived from the sale of homes that we construct and from land and lot sales. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. We have considered the applicable aggregation criteria, and have combined our homebuilding operations into three reportable segments as follows:
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
The following tables contain our revenue, operating income (loss) and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Revenue
West	$205,983	$149,129	$543,109	$351,975
East	140,717	155,160	348,109	363,152
Southeast	113,237	125,149	298,775	279,434
Total revenue	$459,937	$429,438	$1,189,993	$994,561

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Operating income
West	$23,822	$16,246	$59,535	$33,628
East	7,097	15,344	19,577	28,457
Southeast (a)	10,022	14,382	28,417	15,200
Segment total	40,941	45,972	107,529	77,285
Corporate and unallocated (b)	(24,632)	(28,276)	(79,042)	(62,643)
Total operating income	$16,309	$17,696	$28,487	$14,642

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Depreciation and amortization
West	$1,475	$1,267	$4,025	$3,299
East	764	900	2,195	2,094
Southeast	603	793	1,599	1,817
Segment total	2,842	2,960	7,819	7,210
Corporate and unallocated (b)	545	537	1,615	1,409
Total depreciation and amortization	$3,387	$3,497	$9,434	$8,619
(a) Operating income for our Southeast segment for the nine months ended June 30, 2016 and 2015 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million in the current year period, and expense of $13.6 million in the prior year period.
(b) Corporate and unallocated operating loss includes amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three and nine months ended June 30, 2016, the Corporate and unallocated operating loss includes a $15.5 million reduction in cost of sales resulting from an agreement entered into during the current quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage (refer to Note 8).
Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by corporate functions that benefit all segments.
The following table contains our capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
(In thousands)	2016	2015
Capital Expenditures
West	$5,189	$4,959
East	1,928	2,996
Southeast	2,323	2,653
Corporate and unallocated	278	1,822
Total capital expenditures	$9,718	$12,430

The following table contains our asset balance by segment as of June 30, 2016 and September 30, 2015:

(In thousands)	June 30, 2016	September 30, 2015
Assets
West	$855,537	$843,564
East	380,897	436,346
Southeast	365,610	317,295
Corporate and unallocated (a)	716,583	823,998
Total assets	$2,318,627	$2,421,203
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects and other items that are not allocated to the segments.
(15) Supplemental Guarantor Information
As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt issuances are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes, Term Loan or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following unaudited financial information presents the line items of our unaudited consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
June 30, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$129,927	$1,702	$873	$(5,293)	$127,209
Restricted cash	17,101	1,745	—	—	18,846
Accounts receivable (net of allowance of $866)	—	65,903	2	—	65,905
Income tax receivable	221	—	—	—	221
Owned inventory	—	1,731,850	—	—	1,731,850
Investments in unconsolidated entities	773	8,588	—	—	9,361
Deferred tax assets, net	324,763	—	—	—	324,763
Property and equipment, net	—	21,008	—	—	21,008
Investments in subsidiaries	692,387	—	—	(692,387)	—
Intercompany	901,414	—	2,373	(903,787)	—
Other assets	11,583	7,866	15	—	19,464
Total assets	$2,078,169	$1,838,662	$3,263	$(1,601,467)	$2,318,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$109,449	$—	$—	$109,449
Other liabilities	20,068	117,857	394	—	138,319
Intercompany	2,373	906,707	—	(909,080)	—
Total debt (net of discounts of $4,819)	1,414,352	15,131	—	—	1,429,483
Total liabilities	1,436,793	1,149,144	394	(909,080)	1,677,251
Stockholders’ equity	641,376	689,518	2,869	(692,387)	641,376
Total liabilities and stockholders’ equity	$2,078,169	$1,838,662	$3,263	$(1,601,467)	$2,318,627

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$232,226	$21,543	$1,006	$(3,192)	$251,583
Restricted cash	37,177	1,724	—	—	38,901
Accounts receivable (net of allowance of $1,052)	—	52,378	1	—	52,379
Income tax receivable	419	—	—	—	419
Owned inventory	—	1,697,590	—	—	1,697,590
Investments in unconsolidated entities	773	12,961	—	—	13,734
Deferred tax assets, net	325,373	—	—	—	325,373
Property and equipment, net	—	22,230	—	—	22,230
Investments in subsidiaries	649,701	—	—	(649,701)	—
Intercompany	913,733	—	2,384	(916,117)	—
Other assets	12,519	6,471	4	—	18,994
Total assets	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$113,539	$—	$—	$113,539
Other liabilities	31,703	116,718	545	—	148,966
Intercompany	2,384	916,925	—	(919,309)	—
Total debt (net of discounts of $3,639)	1,507,411	20,864	—	—	1,528,275
Total liabilities	1,541,498	1,168,046	545	(919,309)	1,790,780
Stockholders’ equity	630,423	646,851	2,850	(649,701)	630,423
Total liabilities and stockholders’ equity	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income (Loss) and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2016
Total revenue	$—	$459,937	$28	$(28)	$459,937
Home construction and land sales expenses	20,080	350,315	—	(28)	370,367
Inventory impairments and abandonments	626	11,291	—	—	11,917
Gross (loss) profit	(20,706)	98,331	28	—	77,653
Commissions	—	17,500	—	—	17,500
General and administrative expenses	—	40,435	22	—	40,457
Depreciation and amortization	—	3,387	—	—	3,387
Operating (loss) income	(20,706)	37,009	6	—	16,309
Equity in income of unconsolidated entities	—	62	—	—	62
Gain on extinguishment of debt	429	—	—	—	429
Other (expense) income, net	(5,406)	63	(1)	—	(5,344)
(Loss) income before income taxes	(25,683)	37,134	5	—	11,456
(Benefit from) provision for income taxes	(12,533)	17,880	2	—	5,349
Equity in income of subsidiaries	19,257	—	—	(19,257)	—
Income from continuing operations	6,107	19,254	3	(19,257)	6,107
Loss from discontinued operations	—	(322)	(3)	—	(325)
Equity in income (loss) of subsidiaries from discontinued operations	(325)	—	—	325	—
Net income and comprehensive income	$5,782	$18,932	$—	$(18,932)	$5,782
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2015
Total revenue	$—	$429,438	$33	$(33)	$429,438
Home construction and land sales expenses	13,548	339,566	—	(33)	353,081
Inventory impairments and abandonments	—	249	—	—	249
Gross (loss) profit	(13,548)	89,623	33	—	76,108
Commissions	—	17,246	—	—	17,246
General and administrative expenses	—	37,641	28	—	37,669
Depreciation and amortization	—	3,497	—	—	3,497
Operating (loss) income	(13,548)	31,239	5	—	17,696
Equity in income of unconsolidated entities	—	153	—	—	153
Other (expense) income, net	(5,955)	193	(1)	—	(5,763)
(Loss) income before income taxes	(19,503)	31,585	4	—	12,086
(Benefit from) provision for income taxes	(7,204)	7,067	2	—	(135)
Equity in income of subsidiaries	24,520	—	—	(24,520)	—
Income from continuing operations	12,221	24,518	2	(24,520)	12,221
Loss from discontinued operations	—	(43)	(3)	—	(46)
Equity in loss of subsidiaries from discontinued operations	(46)	—	—	46	—
Net income (loss) and comprehensive income (loss)	$12,175	$24,475	$(1)	$(24,474)	$12,175

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2016
Total revenue	$—	$1,189,993	$128	$(128)	$1,189,993
Home construction and land sales expenses	49,520	930,702	—	(128)	980,094
Inventory impairments and abandonments	710	14,388	—	—	15,098
Gross (loss) profit	(50,230)	244,903	128	—	194,801
Commissions	—	45,856	—	—	45,856
General and administrative expenses	—	110,944	80	—	111,024
Depreciation and amortization	—	9,434	—	—	9,434
Operating (loss) income	(50,230)	78,669	48	—	28,487
Equity in income of unconsolidated entities	—	71	—	—	71
Loss on extinguishment of debt	(2,030)	—	—	—	(2,030)
Other (expense) income, net	(19,471)	1,006	(2)	—	(18,467)
(Loss) income before income taxes	(71,731)	79,746	46	—	8,061
(Benefit from) provision for income taxes	(34,592)	36,642	17	—	2,067
Equity in income of subsidiaries	43,133	—	—	(43,133)	—
Income from continuing operations	5,994	43,104	29	(43,133)	5,994
Loss from discontinued operations	—	(437)	(10)	—	(447)
Equity in loss of subsidiaries from discontinued operations	(447)	—	—	447	—
Net income and comprehensive income	$5,547	$42,667	$19	$(42,686)	$5,547
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2015
Total revenue	$—	$994,561	$165	$(165)	$994,561
Home construction and land sales expenses	31,524	797,714	—	(165)	829,073
Inventory impairments and abandonments	—	249	—	—	249
Gross (loss) profit	(31,524)	196,598	165	—	165,239
Commissions	—	40,141	—	—	40,141
General and administrative expenses	—	101,749	88	—	101,837
Depreciation and amortization	—	8,619	—	—	8,619
Operating (loss) income	(31,524)	46,089	77	—	14,642
Equity in income of unconsolidated entities	—	377	—	—	377
Other (expense) income, net	(23,396)	(270)	(4)	—	(23,670)
(Loss) income before income taxes	(54,920)	46,196	73	—	(8,651)
(Benefit from) provision for income taxes	(20,286)	19,533	27	—	(726)
Equity in income of subsidiaries	26,709	—	—	(26,709)	—
(Loss) income from continuing operations	(7,925)	26,663	46	(26,709)	(7,925)
Loss from discontinued operations	—	(4,226)	(10)	—	(4,236)
Equity in loss of subsidiaries and discontinued operations	(4,236)	—	—	4,236	—
Net income (loss)	$(12,161)	$22,437	$36	$(22,473)	$(12,161)
Change in unrealized loss related to available-for-sale securities	1,276	—	—	—	1,276
Comprehensive income (loss)	$(10,885)	$22,437	$36	$(22,473)	$(10,885)

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flows
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2016
Net cash used in operating activities	$(50,272)	$19,547	$(144)	$—	$(30,869)
Cash flows from investing activities:
Capital expenditures	—	(9,718)	—	—	(9,718)
Proceeds from sale of fixed assets	—	2,549	—	—	2,549
Investments in unconsolidated entities	—	(3,138)	—	—	(3,138)
Proceeds from sale of unconsolidated entities	—	1,142	—	—	1,142
Increases in restricted cash	(2,292)	(2,387)	—	—	(4,679)
Decreases in restricted cash	22,368	2,366	—	—	24,734
Advances to/from subsidiaries	26,409	—	—	(26,409)	—
Net cash provided by (used in) investing activities	46,485	(9,186)	—	(26,409)	10,890
Cash flows from financing activities:
Repayment of debt	(233,429)	(5,883)	—	—	(239,312)
Proceeds from issuance of new debt	137,900	—	—	—	137,900
Repayment of borrowings from credit facility	(50,000)	—	—	—	(50,000)
Borrowings from credit facility	50,000	—	—	—	50,000
Debt issuance costs	(2,545)	—	—	—	(2,545)
Advances to/from subsidiaries	—	(24,319)	11	24,308	—
Other financing activities	(438)	—	—	—	(438)
Net cash (used in) provided by financing activities	(98,512)	(30,202)	11	24,308	(104,395)
Decrease in cash and cash equivalents	(102,299)	(19,841)	(133)	(2,101)	(124,374)
Cash and cash equivalents at beginning of period	232,226	21,543	1,006	(3,192)	251,583
Cash and cash equivalents at end of period	$129,927	$1,702	$873	$(5,293)	$127,209
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2015
Net cash used in operating activities	$(55,814)	$(182,157)	$(169)	$—	$(238,140)
Cash flows from investing activities:
Capital expenditures	—	(11,756)	—	—	(11,756)
Investments in unconsolidated entities	—	(2,651)	—	—	(2,651)
Proceeds from sale of marketable securities and unconsolidated entities	—	24,245	—	—	24,245
Increases in restricted cash	(2,025)	(1,781)	—	—	(3,806)
Decreases in restricted cash	27,750	1,186	—	—	28,936
Advances to/from subsidiaries	(169,563)	—	25	169,538	—
Net cash (used in) provided by investing activities	(143,838)	9,243	25	169,538	34,968
Cash flows from financing activities:
Repayment of debt	(10,390)	(1,544)	—	—	(11,934)
Borrowings from credit facility	50,000	—	—	—	50,000
Repayment of borrowings from credit facility	(30,000)	—	—	—	(30,000)
Debt issuance costs	(126)	—	—	—	(126)
Dividends paid	500	—	(500)	—	—
Advances to/from subsidiaries	—	170,305	—	(170,305)	—
Other financing activities	(170)	—	—	—	(170)
Net cash provided by (used in) financing activities	9,814	168,761	(500)	(170,305)	7,770
Decrease in cash and cash equivalents	(189,838)	(4,153)	(644)	(767)	(195,402)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$112,142	$17,881	$970	$(2,241)	$128,752

(16) Discontinued Operations
We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations, in an effort to enhance our financial position and to increase shareholder value. This review entails an evaluation of both external market factors and our position in each market, and over time has resulted in the decision to discontinue certain of our homebuilding operations.
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of June 30, 2016 or September 30, 2015. Discontinued operations were not segregated in the unaudited consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited consolidated statements of cash flows will not agree with the respective data in the unaudited consolidated statements of income. The results of our discontinued operations in the unaudited consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Total revenue	$—	$750	$—	$1,030
Home construction and land sales expenses (a)	395	901	647	4,957
Gross loss	(395)	(151)	(647)	(3,927)
General and administrative expenses	111	(104)	58	314
Operating loss	(506)	(47)	(705)	(4,241)
Other expense, net	—	(1)	—	—
Loss from discontinued operations before income taxes	(506)	(48)	(705)	(4,241)
Benefit from income taxes	(181)	(2)	(258)	(5)
Loss from discontinued operations, net of tax	$(325)	$(46)	$(447)	$(4,236)
(a) The nine months ended June 30, 2015 included a $3.7 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operations in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. While we believe that there are multiple factors that point to further improvement in the homebuilding market in the next several years, such as historically attractive affordability, rising levels of household formation and continued job growth, there are several risks that could significantly impact our business during the remainder of our fiscal 2016. These risks include fragile consumer confidence, continued volatility in our domestic and international stock markets and adverse weather conditions like those seen in our Texas markets, as well as a variety of local market risks where we do business. However, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are strong.
Overview of Results for Our Fiscal Third Quarter
For the quarter ended June 30, 2016, we recorded net income from continuing operations of $6.1 million, a decline of $6.1 million from the prior year quarter's net income from continuing operations of $12.2 million. However, the following items impacted the comparability of our net income from continuing operations between periods: (1) we had current quarter income tax expense of $5.3 million compared to a benefit of $0.1 million in the prior year quarter; (2) current quarter impairment and abandonment charges totaled $11.9 million versus only $0.2 million in the prior year quarter; (3) current quarter results include a $15.5 million reduction in cost of sales resulting from an agreement entered into during the current quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years; and (4) total interest expense, including capitalized interest amortized to house construction and land sales expenses and interest expense not qualified for capitalization and included as other expense, increased to $25.9 million in the current quarter from $19.5 million in the prior year quarter, an increase of $6.4 million (see Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q).
Looking at our underlying operating results, year-over-year closings increased by 5.5%, from 1,293 in the prior year quarter to 1,364 in the current quarter, and our average selling price (ASP) increased over the prior year quarter by 4.0%, both combining to increase our homebuilding revenue by 9.7%, from $411.1 million in the prior year quarter to $451.0 million in the current quarter. However, homebuilding gross margin, excluding impairments, abandonments, interest and the one-time insurance recovery noted above, declined to 20.7% in the current quarter from 21.3% in the prior year quarter due to the impact of several factors addressed within our “Results of Continuing Operations” discussion below. Commission expense grew year-over-year because of higher business volume, but declined as a percentage of homebuilding revenue when compared with the prior year quarter. Finally, although our general and administrative expenses increased year-over-year as our business has grown, it has remained flat as a percentage of total revenue.
We ended the quarter with a backlog of 2,426 units, which represents a 12.2% decrease from the end of our third quarter of fiscal 2015 due to a 2.2% decline in new order activity versus the prior year quarter (and a 5.7% decline year to date), coupled with higher year-over-year closings. However, the current quarter ending backlog had an ASP of $335.8 thousand, a year-over-year increase of 3.2%.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates. Since we rolled out our “2B-10” plan, we have consistently noted that there are a number of paths to achieving our underlying goal of $200 million of EBITDA, and we continue our commitment to reaching these objectives as soon as possible. We expect to reach these objectives by making improvements on five key metrics: (1) sales per community per month (absorption rate); (2) ASP; (3) active community count; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative costs (SG&A) as a percentage of total revenue.
Since introducing our “2B-10” plan, we have made significant progress on achieving our Adjusted EBITDA goal, driven by improvements with regard to the majority of our key metrics over time due to the intense focus we have placed on the operational drivers of this plan, and, in part, to improved market conditions. Here is where we currently stand on each of the five key target metrics in relation to our current “2B-10” roadmap:

•
Sales per community per month was 3.0 and 3.1 for the quarters ended June 30, 2016 and June 30, 2015, respectively. While the current quarter sales pace began fairly strong, it slowed a bit towards the end of the quarter. Sales per community per month declined to 2.6 for the trailing 12 months ended June 30, 2016 versus 2.8 a year ago, but is still close to the range established in our “2B-10” plan of 2.8 to 3.0. We continue to believe that we are among the industry leaders in sales absorption rates, but are focused on improving the sales pace in our expanding number of communities.

•
Our ASP for closings during the trailing 12 months ended June 30, 2016 was $325.4 thousand, up 7.2% year-over-year, and our ASP in backlog as of June 30, 2016 has risen 3.2% versus the prior year to $335.8 thousand. Our targeted metric for ASP is currently a range of $330.0 thousand to $340.0 thousand, which we believe is achievable based on the gradual increases in our ASP on closed homes, our ASP on homes in backlog as of June 30, 2016 and our current mix of communities available for sale.

•
During the current quarter, we had an average active community count of 166, up 1.2% over last year. In order to sustain the growth of our active community count, we invested another $72.6 million in land and land development during the current quarter, bringing our total spending for the trailing 12-month period to $367.4 million. Additionally, we have entered into an increased number of land purchase transactions structured as finished lot purchases to maintain and increase our community count. We continue to strategically evaluate opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage with land acquisition strategies that minimize our capital employed. Our “2B-10” target metric is a community count range between 170 and 175, which we are approaching.

•
Homebuilding gross margin excluding impairments, abandonments and interest for the trailing 12 months ended June 30, 2016 was 21.8%, which is within our “2B-10” target metric range of between 21.0% and 22.0%. However, excluding (1) the current quarter $15.5 million reduction in cost of sales resulting from an agreement entered into with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years and (2) the credit to cost of sales of $3.6 million in the first quarter of the current fiscal year for insurance recoveries received or anticipated to be received that were greater than the charges related to the water intrusion issues in Florida (the Florida stucco issues), our homebuilding gross margin for the trailing 12 months ended June 30, 2016 would have been 20.7%, just below our target metric range. Margin for the trailing 12 months ended June 30, 2016 was negatively impacted by lower margins on speculative homes closed in the first and second quarters of the current fiscal year due to our focus on generating additional liquidity to retire our 2016 senior notes without issuing new debt.  Once we entered into a two-year secured term loan to repay the 2016 senior notes in March of 2016, we raised prices on our speculative homes, which contributed to the sequential margin improvement in the third quarter. Additionally, our homebuilding gross margin is impacted by the increasing cost of land, driven by both market conditions and the structure of our land deals, and labor, as well as geographic, product and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins).

•
SG&A for the trailing 12 months ended June 30, 2016 was 12.2% of total revenue, a decrease of 90 basis points from the prior year. Although it is slightly above our “2B-10” target range of between 11.0% and 12.0%, we believe that as we grow revenue from our larger base of communities and higher ASPs, we will demonstrate improved SG&A cost leverage.

For the trailing 12 months ended June 30, 2016, our revenue was $1.8 billion, up 18.3% year-over-year. Excluding the one-time items detailed in the full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended June 30, 2016 increased $27.0 million, or 20.1%, to $161.4 million.
We expect to continue our focus on our “2B-10” metrics throughout fiscal 2016, with particular emphasis on driving sales absorptions within our increased number of active communities and improving our homebuilding gross margin. Additionally, we will continue to take steps to reduce our leverage, reflecting our view that doing so in an improving market will create long-term shareholder value.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and nine months ended June 30, 2016 may not accurately predict our ultimate full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2016	2015	2016	2015
Revenues:
Homebuilding	$450,977	$411,149	$1,164,825	$958,953
Land sales and other	8,960	18,289	25,168	35,608
Total	$459,937	$429,438	$1,189,993	$994,561
Gross profit:
Homebuilding	$76,803	$74,221	$193,141	$161,877
Land sales and other	850	1,887	1,660	3,362
Total	$77,653	$76,108	$194,801	$165,239
Gross margin:
Homebuilding(a)	17.0%	18.1%	16.6%	16.9%
Land sales and other	9.5%	10.3%	6.6%	9.4%
Total	16.9%	17.7%	16.4%	16.6%
Commissions	$17,500	$17,246	$45,856	$40,141
General and administrative expenses (G&A)	40,457	37,669	111,024	101,837
SG&A (commissions plus G&A) as a percentage of total revenue	12.6%	12.8%	13.2%	14.3%
G&A as a percentage of total revenue	8.8%	8.8%	9.3%	10.2%
Depreciation and amortization	$3,387	$3,497	$9,434	$8,619
Operating income	$16,309	$17,696	$28,487	$14,642
Operating income as a percentage of total revenue	3.5%	4.1%	2.4%	1.5%
Effective Tax Rate(b)	46.7%	(1.1)%	25.6%	8.4%
Equity in income of unconsolidated entities	$62	$153	$71	$377
Gain (loss) on extinguishment of debt	429	—	(2,030)	—
(a) In addition to other items, our homebuilding gross margin for the periods presented was impacted by (1) a $15.5 million reduction in cost of sales resulting from an agreement entered into during the quarter ended June 30, 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years and (2) warranty costs related to the Florida stucco issues, as well as the associated insurance recoveries. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to the effects of a variety of factors, including the impact of discrete tax items and, in prior year periods, changes in our valuation allowance on our deferred tax assets and changes in our unrecognized tax benefits, our effective tax rate was not a meaningful metric in the prior periods presented, as our income tax provisions and benefits were not directly correlated to the amount of pretax income or loss for the associated periods.

EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment, impairments and abandonments) to total company net income (loss), the most directly comparable GAAP measure, is provided for each period presented below. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
In addition, given the unusual size and nature of certain charges recorded during the periods presented, Adjusted EBITDA is also shown excluding these charges in the following table. Management believes that this representation best reflects the operating characteristics of the Company.

The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30, (a)
	2016	2015	16 v 15	2016	2015	16 v 15	2016	2015	16 v 15
Net income (loss)	$5,782	$12,175	$(6,393)	$5,547	$(12,161)	$17,708	$361,802	$47,686	$314,116
Provision (benefit) from income taxes	5,168	(137)	5,305	1,809	(731)	2,540	(323,387)	(40,868)	(282,519)
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	26,499	19,512	6,987	70,372	55,197	15,175	101,161	81,989	19,172
Depreciation and amortization and stock compensation amortization	5,444	5,128	316	15,278	13,165	2,113	21,586	18,014	3,572
Inventory impairments and abandonments (b)	11,291	249	11,042	14,388	249	14,139	17,248	5,390	11,858
(Gain) loss on debt extinguishment	(429)	—	(429)	2,030	—	2,030	2,110	—	2,110
Adjusted EBITDA	$53,755	$36,927	$16,828	$109,424	$55,719	$53,705	$180,520	$112,211	$68,309
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	—	(3,612)	13,582	(17,194)	(3,612)	17,872	(21,484)
Unexpected warranty costs related to water intrusion issues in New Jersey (net of expected insurance recoveries)	—	—	—	—	—	—	—	648	(648)
Additional insurance recoveries from third-party insurer	(15,500)	—	(15,500)	(15,500)	—	(15,500)	(15,500)	—	(15,500)
Litigation settlement in discontinued operations	—	—	—	—	3,660	(3,660)	—	3,660	(3,660)
Adjusted EBITDA excluding unexpected warranty costs, additional insurance recoveries and a litigation settlement in discontinued operations	$38,255	$36,927	$1,328	$90,312	$72,961	$17,351	$161,408	$134,391	$27,017
(a) “LTM” indicates amounts for the trailing 12 months.
(b) Amounts for the three and nine months ended June 30, 2016 exclude $0.6 million and $0.7 million, respectively, in capitalized interest impaired during the current period. Capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization.”

Homebuilding Operations Data

The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2016	2015	16 v 15	2016	2015
West	661	691	(4.3)%	22.5%	19.7%
East	343	390	(12.1)%	18.3%	23.1%
Southeast	486	443	9.7%	16.2%	15.9%
Total	1,490	1,524	(2.2)%	19.6%	19.6%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2016	2015	16 v 15	2016	2015
West	1,820	1,811	0.5%	21.3%	18.6%
East	982	1,164	(15.6)%	20.2%	21.3%
Southeast	1,149	1,213	(5.3)%	19.2%	16.8%
Total	3,951	4,188	(5.7)%	20.4%	18.9%
Sales per community per month was 3.0 and 3.1 for the quarters ended June 30, 2016 and June 30, 2015, respectively, while our average active communities increased 1.2% year-over-year to 166 during the quarter ended June 30, 2016. The lower sales pace, however, drove the 2.2% decrease in new orders, net despite our community count growth, and was caused by a particularly slow end to the quarter.
For the three months ended June 30, 2016, the decrease in new orders, net in our West segment was primarily driven by our Texas market, due to a particularly strong prior year sales performance, and Southern California market, offset by stronger sales during the current quarter in our Las Vegas market and our Sacramento operations, where we activated several new communities during the prior fiscal year. The decrease in new orders, net in our East segment for the three and nine months ended June 30, 2016 was caused by declines in our Indianapolis market, where we are working to build our community count back up, as well as our Nashville operations. In addition to these two markets, the decline in new orders, net for the nine months ended June 30, 2016 noted for our East segment was also caused by our New Jersey operations, where we elected not to continue to reinvest in new homebuilding assets in the prior fiscal year. Finally, the year-over-year increase in new orders, net for the three months ended June 30, 2016 in our Southeast segment was primarily driven by strong order activity in our Raleigh and Atlanta markets, while the decline noted for the nine months ended June 30, 2016 was due to our Charleston market, as we transition into several new communities, and our Florida markets, partially offset by a marked increase in our Atlanta market.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP for homes in backlog as of June 30, 2016 and June 30, 2015:

	As of June 30,
	2016	2015	16 v 15
Backlog Units:
West	1,109	1,193	(7.0)%
East	562	778	(27.8)%
Southeast	755	793	(4.8)%
Total	2,426	2,764	(12.2)%
Aggregate dollar value of homes in backlog (in millions)	$814.6	$899.2	(9.4)%
ASP in backlog (in thousands)	$335.8	$325.3	3.2%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog as of June 30, 2016 decreased by 12.2% from the prior year due to the decline in new orders, net described above, coupled with additional closings as compared to the prior year periods. Growth in new orders, net and backlog over time is expected as the sales pace in recently opened communities improves.

Homebuilding Revenue, Average Selling Price and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2016	2015	16 v 15	2016	2015	16 v 15	2016	2015	16 v 15
West	$201,848	$143,328	40.8%	$325.6	$303.0	7.5%	620	473	31.1%
East	136,204	148,898	(8.5)%	365.2	361.4	1.1%	373	412	(9.5)%
Southeast	112,925	118,923	(5.0)%	304.4	291.5	4.4%	371	408	(9.1)%
Total	$450,977	$411,149	9.7%	$330.6	$318.0	4.0%	1,364	1,293	5.5%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2016	2015	16 v 15	2016	2015	16 v 15	2016	2015	16 v 15
West	$535,984	$338,412	58.4%	$321.7	$288.0	11.7%	1,666	1,175	41.8%
East	332,411	347,488	(4.3)%	366.5	352.4	4.0%	907	986	(8.0)%
Southeast	296,430	273,053	8.6%	299.4	286.5	4.5%	990	953	3.9%
Total	$1,164,825	$958,953	21.5%	$326.9	$307.9	6.2%	3,563	3,114	14.4%
The change in ASP for the three and nine months ended June 30, 2016 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared to the prior year periods. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies.
Closings for the three and nine months ended June 30, 2016 increased due to our higher year-over-year community count in comparative periods, as well as improved performance in communities that have opened recently. Additionally, the significant increase in closings for the nine month period ended June 30, 2016 was also positively impacted by (1) increased backlog entering the current fiscal year versus the prior fiscal year; (2) the sale and closing of a significant number of speculative (spec) homes in our Maryland market; and (3) additional closings in our Texas market that were pushed out of our prior fiscal year due to the weather conditions in that region.
With this increase in ASP and closings, our year-over-year homebuilding revenue increased by 9.7% and 21.5% for the three and nine months ended June 30, 2016, respectively. On average, we anticipate that our ASP will likely continue to increase in future quarters as indicated by our ASP for homes in backlog.

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

($ in thousands)	Three Months Ended June 30, 2016
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$40,888	20.3%	$5,216	$46,104	22.8%	$—	$46,104	22.8%
East	19,361	14.2%	5,894	25,255	18.5%	—	25,255	18.5%
Southeast	21,099	18.7%	—	21,099	18.7%	—	21,099	18.7%
Corporate & unallocated	(4,545)		789	(3,756)		20,080	16,324
Total homebuilding	$76,803	17.0%	$11,899	$88,702	19.7%	$20,080	$108,782	24.1%

($ in thousands)	Three Months Ended June 30, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$30,028	21.0%	$—	$30,028	21.0%	$—	$30,028	21.0%
East	29,487	19.8%	—	29,487	19.8%	—	29,487	19.8%
Southeast	25,121	21.1%	—	25,121	21.1%	—	25,121	21.1%
Corporate & unallocated	(10,415)		—	(10,415)		13,548	3,133
Total homebuilding	$74,221	18.1%	$—	$74,221	18.1%	$13,548	$87,769	21.3%

($ in thousands)	Nine Months Ended June 30, 2016
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$107,988	20.1%	$6,729	$114,717	21.4%	$—	$114,717	21.4%
East	52,157	15.7%	5,894	58,051	17.5%	—	58,051	17.5%
Southeast	58,495	19.7%	788	59,283	20.0%	—	59,283	20.0%
Corporate & unallocated	(25,499)		1,101	(24,398)		49,520	25,122
Total homebuilding	$193,141	16.6%	$14,512	$207,653	17.8%	$49,520	$257,173	22.1%

($ in thousands)	Nine Months Ended June 30, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$69,726	20.6%	$—	$69,726	20.6%	$—	$69,726	20.6%
East	64,779	18.6%	—	64,779	18.6%	—	64,779	18.6%
Southeast	43,405	15.9%	—	43,405	15.9%	—	43,405	15.9%
Corporate & unallocated	(16,033)		—	(16,033)		31,524	15,491
Total homebuilding	$161,877	16.9%	$—	$161,877	16.9%	$31,524	$193,401	20.2%

Our overall homebuilding gross profit increased by $2.6 million to $76.8 million for the three months ended June 30, 2016, from $74.2 million in the prior year period. The increase was primarily due to additional gross profit on a $39.8 million increase in homebuilding revenue (driven by higher year-over-year closings and ASP). However, the gross profit realized on additional revenue was partially offset by (1) $6.9 million in higher interest costs expensed through COS (see Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q) and (2) a decline in our gross margin from the prior year period, from 18.1% (21.3% without impairments and abandonments and interest) to 17.0% (24.1% without impairments and abandonments and interest, but only 20.7% when also excluding the impact of a $15.5 million reduction in cost of sales resulting from an agreement entered into during the current quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years, which was recorded in our Corporate and unallocated segment). As shown in the tables above, our current quarter margin was impacted by impairment charges taken on one community in our West segment and one community in our East segment during the current period.
For the nine months ended June 30, 2016, our overall homebuilding gross profit increased over the prior year period by $31.3 million to $193.1 million. Similar to the three-month period described above, the increase was primarily due to additional gross profit on a sharp increase in homebuilding revenue of $205.9 million, partially offset by (1) $18.4 million in higher interest costs expensed through COS (see Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q) and (2) a decline in year-over-year gross margin. In both nine-month periods, we had significant one-time items that impacted our gross margin. The gross margin for the current nine months ended June 30, 2016 includes (1) the impact of a $15.5 million reduction in cost of sales resulting from an agreement entered into during the current quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years (which was recorded in our Corporate and unallocated segment) and (2) a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than the charges related to the Florida stucco issues. The prior year period gross profit includes a $13.6 million charge recorded in cost of sales related to the Florida stucco issues (no insurance recoveries were recorded in the first quarter of the prior fiscal year, as we had not yet met the thresholds established by our insurance policies; refer to Note 8 of the notes to our unaudited consolidated financial statements in this Form 10-Q). Adjusted for the impacts of these items, our homebuilding gross margin would have been 14.9% for the current nine-month period (20.4% without impairments and abandonments and interest), compared with 18.3% for the prior fiscal year period (21.6% without impairments and abandonments and interest).
The decline in our homebuilding gross margin for the three and nine-month periods ended June 30, 2016, after considering impairments and abandonments, interest and the impact of the one-time items described in the previous two paragraphs, is due to: (1) geographic mix of closings; (2) activation of assets formerly classified as land held for future development, which generally have lower margins; (3) the structure of our land purchase transactions, since finished lot purchases tend to result in lower gross margins; (4) lower margins on speculative homes closed in the current year periods, particularly in the first two quarters of the current fiscal year, due to our focus on returning capital to the Company; and (5) higher labor costs.
Total homebuilding gross profit excluding inventory impairments and abandonments, interest amortized to cost of sales and other one-time items that we disclose are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other homebuilders, have been significant and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 17.0% and excluding interest and inventory impairments, it was 21.1%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 7.5% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(5.9)%
Impact of interest amortized to COS related to these communities	5.1%
Pre-impairment turn gross margin, excluding interest amortization	(0.8)%
Impact of impairment turns	11.2%
Gross margin (post impairment turns), excluding interest amortization	10.4%
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2016	2015	16 v 15	2016	2015	16 v 15
West	$4,135	$5,801	$(1,666)	$1,075	$1,469	$(394)
East	4,513	6,262	(1,749)	253	(250)	503
Southeast	312	6,226	(5,914)	—	681	(681)
Corporate and unallocated (a)	—	—	—	(478)	(13)	(465)
Total	$8,960	$18,289	$(9,329)	$850	$1,887	$(1,037)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	16 v 15	2016	2015	16 v 15
West	$7,125	$13,563	$(6,438)	$2,163	$2,854	$(691)
East	15,698	15,664	34	561	42	519
Southeast	2,345	6,381	(4,036)	(214)	831	(1,045)
Corporate and unallocated (a)	—	—	—	(850)	(365)	(485)
Total	$25,168	$35,608	$(10,440)	$1,660	$3,362	$(1,702)
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
Although not as significant as in the prior year periods, to further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three and nine months ended June 30, 2016 that did not fit within our strategic plans. We expect additional land sales to occur during the remainder of our fiscal 2016.

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

(In thousands)	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	16 v 15	2016	2015	16 v 15
West	$23,822	$16,246	$7,576	$59,535	$33,628	$25,907
East	7,097	15,344	(8,247)	19,577	28,457	(8,880)
Southeast	10,022	14,382	(4,360)	28,417	15,200	13,217
Corporate and Unallocated (a)	(24,632)	(28,276)	3,644	(79,042)	(62,643)	(16,399)
Operating income	$16,309	$17,696	$(1,387)	$28,487	$14,642	$13,845
(a) Corporate and unallocated includes amortization of capitalized interest and indirects, as well as costs related to numerous shared services functions that benefit all segments and are not allocated. Corporate and unallocated for the three and nine months ended June 30, 2016 also includes the impact of a $15.5 million reduction in cost of sales resulting from an agreement entered into during the current quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
Our operating income declined by $1.4 million to $16.3 million for the three months ended June 30, 2016, compared to operating income of $17.7 million for the three months ended June 30, 2015. As discussed above, our homebuilding gross profit during the current quarter improved by $2.6 million. However, the additional homebuilding gross profit was more than offset by (1) lower land sales and other gross profit due to fewer land sales in the current quarter when compared with the prior year; (2) commissions expense that was higher due to increased business volume, but declined as a percentage of homebuilding revenue (to 3.9% from 4.2% in the prior year period); and (3) higher year-over-year G&A expense due to growth in our business, but has remained flat as a percentage of total revenue (at 8.8% in both three-month periods).
For the nine months ended June 30, 2016, operating income increased by $13.8 million to $28.5 million, compared to operating income in the prior year period of $14.6 million. This was mainly driven by higher homebuilding gross profit, as discussed above, of $31.3 million offset by the following: (1) lower land sales and other gross profit due to fewer land sales in the current year period when compared with the prior year; (2) commissions expense that was higher due to increased business volume, but declined as a percentage of homebuilding revenue (to 3.9% from 4.2% in the prior year period); and (3) higher year-over-year G&A expense due to growth in our business, but has declined as a percentage of total revenue (at 9.3% from 10.2% in the prior year period).
Below operating income, we had two noteworthy year-over-year fluctuations for both the three and nine months ended June 30, 2016 as follows: (1) we had a current year reduction in our other expense, net, mainly driven by our ability to capitalize additional interest in the current year periods due to a higher qualified inventory balance and a reduction in our interest costs (refer to Note 6 of the notes to our unaudited consolidated financial statements in this Form 10-Q) and (2) we recorded a gain on the extinguishment of debt of $0.4 million and a loss on the extinguishment of debt of $2.0 million for the three and nine months ended June 30, 2016, respectively, as we continued to repurchase a portion of our outstanding debt during the current year periods (refer to “Financial Position” discussion below).
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

Three months ended June 30, 2016 as compared to 2015
West Segment: Homebuilding revenue increased 40.8% for the three months ended June 30, 2016 compared to the prior year due to a 31.1% increase in closings (particularly in our Texas markets and Sacramento market, which reopened during our fiscal 2015), as well as a year-over-year increase in ASP of 7.5%, which improved in all but one of our markets in the West segment. As compared to the prior year period, our homebuilding gross profit increased by $10.9 million, due mainly to the increase in revenues already discussed, offset by a decrease in homebuilding gross margin from 21.0% to 20.3%. However, excluding the impairment recorded during the current quarter on one community in our West segment, homebuilding gross margin would have increased from the prior year period to 22.8% from 21.0%, due mainly to mix of communities within each of our markets. The $7.6 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land sales and other gross profit in the current quarter, higher sales commissions on improved revenues and an increase in G&A costs, as our community count and operations have grown, particularly with our re-entry into the Sacramento market.
East Segment: Homebuilding revenue decreased 8.5% for the three months ended June 30, 2016 versus the prior year period, primarily due to a 9.5% decline in closings (mainly driven by our Indianapolis market, where we are working to build our community count back up), partially offset by the impact of a 1.1% increase in ASP. As compared to the prior year period, our homebuilding gross profit decreased $10.1 million, related mainly to the aforementioned decline in homebuilding revenue, as well as a lower homebuilding gross margin, which decreased from 19.8% in the prior year quarter to 14.2%. However, excluding the impairment recorded during the current quarter on one community in our East segment, homebuilding gross margin would have only declined from 19.8% in the prior year quarter to 18.5%. This decrease in gross margin in the East segment was primarily due to the mix of closings between markets, as well as between spec and non-spec homes. The $8.2 million decline in operating income resulted from the decrease in gross profits as previously discussed, offset by higher land sales and other gross profit in the current quarter, a year-over-year decline in sales commissions on lower revenues and a decrease in G&A costs due mainly to our exit from the New Jersey market.
Southeast Segment: As compared to the prior year quarter, homebuilding revenue decreased by 5.0% due to a 9.1% decline in closings, partially offset by the impact of a 4.4% increase in ASP. Our homebuilding gross profit in the Southeast segment decreased by $4.0 million due to the aforementioned decline in homebuilding revenue, as well as a decline in gross margin from 21.1% to 18.7%. The decrease in gross margin in the Southeast segment was primarily attributable to the the close out of certain higher-margin communities, as well as the mix of closings between markets, communities and product type and the structure of our land deals. The decrease in operating income of $4.4 million resulted from the decline in gross profit already described, as well as lower land sales and other gross profit in the current quarter, partially offset by a decline in sales commissions on lower revenues.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest; movement in capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2016, corporate and unallocated net costs decreased by $3.6 million from the prior year quarter, primarily due to the impact of a $15.5 million reduction in cost of sales resulting from an agreement entered into during the current quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years, offset by (1) a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q); (2) higher corporate costs incurred due to business growth and improved business performance; and (3) an increase in indirect costs expensed to cost of sales period over period due to significantly more closings and resulting homebuilding revenue in the current year quarter.
Nine months ended June 30, 2016 as compared to 2015
West Segment: Homebuilding revenue increased 58.4% for the nine months ended June 30, 2016 compared to the prior year period due to a 41.8% increase in closings (particularly in our Texas markets, partly because closings were pushed out of last fiscal year due to the weather conditions in that region, and our Sacramento market, which reopened during our fiscal 2015), as well as a significant year-over-year increase in ASP of 11.7%, which improved in each of our markets in the West segment. As compared to the prior year period, our homebuilding gross profit increased by $38.3 million, due mainly to the increase in revenues already discussed, offset by a decrease in homebuilding gross margin from 20.6% to 20.1%. Excluding the impairments recorded during the current nine-month period on two communities in our West segment, homebuilding gross margin would have increased from the prior year period to 21.4% from 20.6%. The $25.9 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land sales and other gross profit in the current year period, higher sales commissions on improved revenues and an increase in G&A costs, as our community count and operations have grown, particularly with our re-entry into the Sacramento market.

East Segment: Homebuilding revenue decreased 4.3% for the nine months ended June 30, 2016 versus the prior year, primarily due to a 8.0% decline in closings, partially offset by the impact of a 4.0% increase in ASP. As compared to the prior year, our homebuilding gross profit decreased $12.6 million, related mainly to the aforementioned decline in homebuilding revenue, as well as a lower homebuilding gross margin, which declined from 18.6% in the prior year period to 15.7%. However, excluding the impairment recorded during the current period on one community in our East segment, homebuilding gross margin would have only declined from 18.6% in the prior year period to 17.5%. This decline in gross margin in the East segment was primarily due to mix of closings between communities and between spec and non-spec homes, as we were successful in reducing the number of spec homes in certain key markets, particularly Maryland, and the impact of lower margins from communities being closed out, partially offset by mix of closings between markets. The $8.9 million decrease in operating income resulted from the decline in gross profit as previously discussed, partially offset by higher land sales and other gross profit in the current period, a year-over-year decline in sales commissions on lower revenues and a decrease in G&A costs due mainly to our exit from the New Jersey market.
Southeast Segment: As compared to the prior year period, homebuilding revenue increased by 8.6% due to a 3.9% increase in closings, as well as a 4.5% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $15.1 million, but was impacted by the Florida stucco issues as follows: (1) current period gross profit includes a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than current period charges and (2) the prior year period includes a $13.6 million charge recorded in cost of sales related to the Florida stucco issues (no insurance recoveries were recorded in the first quarter of the prior fiscal year, as we had not yet met the thresholds established by our insurance policies; refer to Note 8 of the notes to our unaudited consolidated financial statements in this Form 10-Q). After adjusting for the impact of the Florida stucco issues, gross profit in the Southeast segment actually declined by $2.1 million versus the the prior year nine-month period, and gross margin declined from 20.9% to 18.5% due to an abandonment charge recorded in the current year period of $0.8 million; the mix of closings between markets, communities and product type; the structure of our land deals; and the close out of certain communities. The increase in operating income of $13.2 million, after also being adjusted for the Florida stucco issues in each period, is down by $3.6 million, due to the lower gross profit noted above (once also adjusted for the impact of the Florida stucco issues in each period), lower land sales and other gross profit in the current period, and higher G&A costs due to business growth.
Corporate and Unallocated: For the nine months ended June 30, 2016, Corporate and unallocated net costs increased $16.4 million over the prior year period, primarily due to (1) a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q); (2) higher corporate costs incurred due to business growth and improved business performance; and (3) an increase in indirect costs expensed to cost of sales period over period due to significantly more closings and resulting homebuilding revenue in the current year period, offset by the impact of a $15.5 million reduction in cost of sales resulting from an agreement entered into during the current period with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of June 30, 2016, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Cash and cash equivalents decreased as follows for the periods presented:

	Nine Months Ended June 30,
(in thousands)	2016	2015
Cash used in operating activities	$(30,869)	$(238,140)
Cash provided by investing activities	10,890	34,968
Cash used in financing activities	(104,395)	7,770
Net decrease in cash and cash equivalents	$(124,374)	$(195,402)
Operating Activities. We spent $267.8 million on land and land development activities during the nine months ended June 30, 2016, a decrease of $85.6 million, or 24.2%, compared to $353.5 million in land-related spending for the nine months ended June 30, 2015. This decline is the result of our goal to reduce our leverage during our fiscal 2016, which has led to an increase in the use of finished lot purchases in our land acquisition strategy. Our level of land and land development spend, which partly drives our change in inventory, had a significant impact on our net cash used in operating activities in both years, bringing net cash used in operating activities to $30.9 million and $238.1 million for the nine months ended June 30, 2016 and 2015, respectively. Our year-over-year increase in earnings, especially once adjusted for non-cash items, also significantly impacted cash used in operations, driven by higher revenues from additional closings and an elevated ASP. These drivers of less cash used in operations in the current year period were partially offset by year-over-year changes in our working capital balances, particularly trade payables and other liabilities.
Investing Activities. Net cash provided by investing activities was $10.9 million for the nine months ended June 30, 2016, primarily driven by a decrease in restricted cash as a result of the redemption of our entire cash secured loan balance (refer to Note 7 of the notes to our unaudited consolidated financial statements included in this Form 10-Q) and the receipt of proceeds from the sale of a building owned by the Company. These cash inflows from investing activities were partially offset by capital expenditures, primarily for model homes, and additional investments made in unconsolidated entities. Net cash provided by investing activities was $35.0 million for the nine months ended June 30, 2015, primarily related to the sale of our shares in American Homes 4 Rent (AMH; refer to Note 4 of the notes to our unaudited consolidated financial statements included in this Form 10-Q) and a decrease in restricted cash collateralizing our outstanding letters of credit, partially offset by capital expenditures, primarily for model homes, and additional investments in unconsolidated entities.
Financing Activities. Net cash used in financing activities was $104.4 million for the nine months ended June 30, 2016, primarily due to the redemption of certain of our debt issuances outstanding, including our remaining Senior Notes due 2016 (the 2016 Notes), our Senior Notes due in 2019 and a portion of our secured term loan, partially offset by proceeds received from the issuance of a secured term loan (refer to Note 7 of the notes to our unaudited consolidated financial statements included in this Form 10-Q, as well as discussion below). Net cash provided by financing activities was $7.8 million for the nine months ended June 30, 2015, primarily related net borrowings under the Facility during the period, partially offset by principal payments on the then outstanding 2015 TEU notes and other secured notes payable. For further information related to the 2015 TEU notes, refer to Note 8 to our audited consolidated financial statements within our 2015 Annual Report.
Financial Position. As of June 30, 2016, our liquidity position consisted of:

•	$127.2 million in cash and cash equivalents;

•	$115.1 million of remaining capacity under the Facility (due to the use of the Facility to secure $29.9 million in letters of credit); and

•	$18.8 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
During the current quarter, we redeemed $9.3 million and $3.0 million of our Senior Notes due May 2019 and June 2019, respectively. This debt repurchase activity resulted in a gain on extinguishment of debt of $0.4 million during the three months ended June 30, 2016. Additionally, we made the first payment on our two-year term loan, discussed below, of $17.5 million on June 30, 2016.
During the nine months ended June 30, 2016, we redeemed the remaining balance on the 2016 Notes, mainly by utilizing the proceeds received from the term loan issued during the second quarter, which is discussed below. We also redeemed $19.1 million and $3.6 million of our Senior Notes due May 2019 and June 2019, respectively. Our total loss on extinguishment of debt was $2.0 million for the nine months ended June 30, 2016. Additionally, we made the first payment on our two-year term loan, discussed below, of $17.5 million on June 30, 2016. During our fiscal 2016, we have repurchased or retired approximately $71 million of our Senior Notes and outstanding term loan.
On March 11, 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). The Term Loan requires quarterly principal payments of $17.5 million starting on June 30, 2016, the first payment of which was paid during the current quarter, and bears interest at the London Interbank Offered Rate (LIBOR) plus 550 basis points. The proceeds from the Term Loan were used to fund the redemption of the 2016 Notes. For additional information regarding the Term Loan, see Note 7 of the notes to our unaudited consolidated financial statements in this Form 10-Q.

Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $145 million and an available capacity of $115.1 million as of June 30, 2016 after considering our outstanding letters of credit backed by the Facility of $29.9 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $15.6 million of outstanding letters of credit under these facilities (in addition to the $29.9 million outstanding letters of credit backed by the Facility), secured by cash collateral that is maintained in restricted accounts totaling $17.1 million.
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
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In March 2016, Moody's reaffirmed the Company's issuer default debt rating of B3 and in July 2016, upgraded the Company to a positive outlook. In June 2016, S&P reaffirmed the Company's corporate credit rating of B-. In May 2016, Fitch reaffirmed the Company's long-term debt rating of B-, but downgraded the Company to a negative outlook. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the nine months ended June 30, 2016 or 2015. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the nine months ended June 30, 2016 or 2015.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. As of June 30, 2016, we controlled 24,317 lots. We owned 74.7%, or 18,162 of these lots, and 6,155 of these lots, or 25.3%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $77.0 million as of June 30, 2016. The total remaining purchase price, net of cash deposits, committed under all options was $438.5 million as of June 30, 2016. As market conditions continue to improve, we may further expand our use of option agreements to supplement our owned inventory supply.
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

Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of June 30, 2016, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our unaudited consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $190.4 million as of June 30, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or results of operations because as of June 30, 2016, we had limited variable-rate debt outstanding. Accordingly, a one percent change in interest rates would not be material to our financial statements. The estimated fair value of our fixed rate debt as of June 30, 2016 was $1.22 billion compared to a carrying value of $1.31 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.22 billion to $1.25 billion as of June 30, 2016.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A purported class action lawsuit was filed on July 7, 2016 against the Company in Maricopa County Arizona Superior Court on behalf of all homeowners in Arizona that purchased homes from the Company that included a certain roof underlayment. The complaint alleges various construction defects, but principally claims that the roof underlayment used in these homes is susceptible to leaks and was not installed in accordance with best practices. The monetary damage the plaintiff seeks has not been quantified. The Company believes these allegations are without merit and that class action treatment is inappropriate.  The Company intends to vigorously defend itself against these claims, and believes at this time that any potential exposure is not probable nor able to be estimated.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of June 30, 2016, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $6.2 million recorded on our unaudited consolidated balance sheet as of June 30, 2016 related to the DPA and the HUD Agreement, $1.9 million and $4.2 million of which were accrued for during the three and nine months ended June 30, 2016, respectively.
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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on July 28, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 28, 2016	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer