Form 10-K
period 2016-09-30
BEAZER HOMES USA INC
filed 2016-11-15
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2016, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $283,643,227.

Class	Outstanding at November 10, 2016
Common Stock, $0.001 par value	33,071,331

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders	III

BEAZER HOMES USA, INC.
FORM 10-K

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company” in this Annual Report on Form 10-K refer to Beazer Homes USA, Inc.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future results, and it is possible that the results described in this Form 10-K will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this Form 10-K.
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

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	continuing severe weather conditions or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	estimates related to the potential recoverability of our deferred tax assets;

•
potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, and possible penalties for failure to comply with such laws, regulations or governmental policies, including those related to the environment;

•	the results of litigation or government proceedings and fulfillment of any related obligations;

•	the impact of construction defect and home warranty claims, including water intrusion issues in Florida;

•	the cost and availability of insurance and surety bonds, as well as the sufficiency of these instruments to cover potential losses incurred;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	the impact of information technology failures or data security breaches;

•	terrorist acts, natural disasters, acts of war or other factors over which the Company has little or no control; or

•	the impact on homebuilding in key markets of governmental regulations limiting the availability of water.

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

PART I
Item 1. Business
We are a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality, while seeking to maximize our return on invested capital over the course of a housing cycle.
Beazer Homes USA, Inc. was incorporated in Delaware in 1993. Our principal executive offices are located at 1000 Abernathy Road, Suite 260, Atlanta, Georgia 30328, and our main telephone number is (770) 829-3700. We also provide information about our company, including active communities, through our Internet website located at www.beazer.com. Information on our website is not a part of this Form 10-K and shall not be deemed incorporated by reference.
Industry Overview and Current Market Conditions
The sale and production of new homes has been, and will likely remain, a large industry in the United States for four primary reasons: (1) historical growth in both population and households; (2) demographic patterns that indicate an increased likelihood of home ownership as age and income increase; (3) job creation within geographic markets that necessitate new home construction; and (4) consumer demand for home features that can be more easily provided in a new home than an existing home.
In any year, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. Consumer confidence is perhaps the most important of these variables and is the hardest one to predict accurately because it is a function of, among other things, consumers' views of their employment and income prospects, recent and likely home price trends, localized new and existing home inventory, the level of current and anticipated mortgage interest rates, the availability of consumer credit, valuations in stock and bond markets and other factors. While we believe there are multiple factors that point to further improvement in the homebuilding market in the next several years, such as attractive affordability, rising levels of household formation and continued job growth, there are several risks that could significantly impact our business. These risks include fragile consumer confidence, continued volatility in our domestic and international stock markets and adverse weather conditions, as well as a variety of local market risks where we do business.
We believe that we are well positioned in key homebuilding markets, and that the underlying fundamentals that drive home purchases are supportive. Solid traffic levels in our new home models and sales centers provide confidence that the homebuilding sales environment will continue to be relatively positive, with occasional fluctuations, particularly in markets in which we operate.
Long-Term Business Strategy
Our long-term business strategy is focused on a balance between achieving and surpassing our “2B-10” goals and reducing our debt levels, both of which are discussed below.
“2B-10” Plan
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates as follows:

•	improve and maintain our sales per community per month to a range of 2.8 to 3.2;

•	increase and maintain an active community count between a range of 170 and 175;

•	increase our average selling price (ASP) to a range of $330 thousand to $340 thousand;

•	continue to improve our homebuilding gross margin to be within a range of 21% to 22% (excluding impairments and abandonments and interest amortized to homebuilding cost of sales); and

•	drive cost leverage, as measured by selling, general and administrative expenses as a percentage of total revenue, to a range of 11% to 12%.
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

Underlying our “2B-10” plan, we have developed a long-term business strategy that focuses on the following elements in order to provide a wide range of homebuyers with quality homes, while maximizing return on our invested capital over the course of a housing cycle:
Geographic Diversification in Growth Markets.  We compete in a large number of geographic markets across the United States (U.S.) in an attempt to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of new home communities. We continually review our selection of markets based on both aggregate demographic information and our own operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital. During the second quarter of 2015, this review led us to the decision that we would not continue to invest in new homebuilding assets in New Jersey.
Diversity of Product Offerings.  Our product strategy aims to address the needs of our target buyers. Within each of our markets, we determine the profile of buyers we hope to target and design neighborhoods, product types and individual homes with the specific needs of those buyers in mind. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up or retirement-oriented. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data, including information about their marital and family status, employment, age, affluence, special interests, media consumption and distance moved. Recognizing that our customers want to choose certain components of their new home, we offer a limited number of free structural options on most homes (“Choice PlansTM”), as well as other paid structural options, and utilize design studios in most of our markets that enable our customers to further personalize their home by allowing them to select certain non-structural options such as cabinetry, flooring, fixtures, appliances and wall coverings.
Differentiated Process.  Our sales strategy has three specific tenets: lender choice (“Mortgage Choices”), personalization (Choice PlansTM) and energy efficiency (refer to section entitled “Differentiating Beazer Homes” for a further discussion). To address the homebuyers’ perceived challenge of securing a mortgage, we facilitate the process by making available a small number of preferred lenders who offer a comprehensive set of mortgage products, competitive rates and outstanding customer service. In response to consumers’ desire to reflect their personal preferences and lifestyle in their homes, we continue to evolve our floor plans based on market opportunity and demand. We create base plans that meet most homebuyers’ needs, but also give the homebuyer the flexibility to change how the home lives through choices in structural and design options at no additional cost. We engineer our homes for energy-efficiency, resulting in cost savings and comfort. Using the ENERGYSTAR® standards as our minimum performance criteria, our homes reduce the impact on the environment while decreasing our homebuyers’ annual operating costs.
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
Operational Scale Efficiencies.  Beyond marketing advantages, we attempt to create both national and local scale efficiencies as a result of the size and scope of our operations. On a national basis, we are able to achieve volume purchasing advantages in certain product categories; share best practices in land development and construction, marketing and planning and design among our markets; respond to telephonic and online customer inquiries; and leverage our fixed costs in ways that improve profitability. On a local level, while we are not generally the largest builder within our markets, we do attempt to be a major participant within our selected submarkets and with our targeted buyer profiles. There are further design, construction and cost advantages associated with having strong market positions within particular markets.
Debt Reduction. We will continue to take steps to further reduce our leverage, reflecting our view that doing so in a strong housing market will create long-term shareholder value. During our fiscal 2016, we established aggressive debt reduction targets, and delevered our balance sheet by nearly $157 million. We will continue to focus on this strategy, and plan to further reduce our debt by at least $100 million through our fiscal 2018.
Balanced Land Policies.  We seek to maximize our return on capital by carefully managing our investment in land, so that our debt reduction targets can be achieved while maintaining and growing our community count. To reduce the risks associated with these investments and to maximize our capital base, we sometimes use options to control land. We may acquire lots from various development and land banking entities pursuant to purchase and option agreements. We generally do not speculate in land that does not have the benefit of entitlements providing basic development rights to the owner. Additionally, we have continued to activate certain parcels of land held for future development so that these assets can begin to generate revenue for the Company. For a further discussion of our land policies, refer to section entitled “Land Acquisition and Development.”

Reportable Business Segments
Our active homebuilding operations consist of the design, sale and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Los Angeles County, Orange County, Riverside and San Bernardino Counties, San Diego County, Ventura County, Sacramento County, Kern County, Yuba County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston
East:
Indiana	Indianapolis
Maryland/Delaware	Baltimore, Howard, Anne Arundel, Metro-Washington, D.C./ Sussex
Tennessee	Nashville
Virginia	Loudoun County, Prince William County, Stafford County, Spotsylvania County, Fredericksburg
Southeast:
Florida	Tampa/St. Petersburg, Orlando
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
The following tables summarize certain operating information of our reportable segments, including number of homes closed, the average closing price for the periods presented and units and dollar value in backlog as of September 30, 2016, 2015 and 2014. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	2016		2015		2014
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price
West	2,508	$326.1	1,954	$299.0	1,996	$269.1
East	1,373	368.0	1,546	355.4	1,600	328.4
Southeast	1,538	300.1	1,510	289.4	1,355	256.3
Total Company	5,419	$329.4	5,010	$313.5	4,951	$284.8

	September 30, 2016		September 30, 2015		September 30, 2014
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	828	$278.5	955	$307.1	557	$154.9
East	444	168.5	487	181.1	600	208.2
Southeast	644	205.6	596	179.5	533	152.7
Total Company	1,916	$652.7	2,038	$667.7	1,690	$515.9
ASP in backlog (in thousands)		$340.6		$327.6		$305.3

Seasonal and Quarterly Variability
Our homebuilding operating cycle generally reflects higher levels of new home order activity in our second and third fiscal quarters, and increased closings in our third and fourth fiscal quarters. However, during periods of economic downturn in the industry, decreased revenues and closings will typically reduce seasonal patterns.
Markets and Product Description
We evaluate a number of factors in determining which geographic markets to enter and remain in, as well as which consumer segments to target with our homebuilding activities. We attempt to anticipate changes in economic and real estate conditions by evaluating statistical information, such as the historical and projected growth of the population; the number of new jobs created or projected to be created; the number of housing starts in previous periods; building lot availability and price; housing inventory; level of competition; and home sale absorption rates.
We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service, product type, incorporating energy-efficient features into the homes we build and design and construction quality. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, consumer preferences, margins, timing and the economic strength of the market. Although some of our homes are priced at the upper end of the market and we offer a selection of amenities and home customization options, we generally do not build “custom homes.” We aim to create efficiencies by using standardized design plans whenever possible. In all of our home offerings, we attempt to maximize customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations and competitive prices.
Operational Overview
Corporate Operations
We perform the following functions at our corporate office to promote standardization and operational excellence:

•	evaluate and select geographic markets;

•	allocate capital resources to particular markets for land acquisitions;

•	maintain and develop relationships with lenders and capital markets to create and maintain access to financial resources;

•	maintain and develop relationships with national product vendors;

•	perform certain accounting, finance, legal, risk and marketing functions to support our field operations;

•	operate and manage information systems and technology support operations; and

•	monitor the operations of our divisions and partners.
We allocate capital resources necessary for new investments in a manner consistent with our overall business strategy. We will vary our capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel who play an important role in ensuring that new investments are consistent with our strategy. Financial controls are also maintained through the centralization and standardization of accounting and finance activities, policies and procedures.
Field Operations
The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who reports through to our Chief Executive Officer. Within our operating divisions, our field teams are equipped with the skills needed to complete the functions of identifying land acquisition opportunities, land entitlement, land development, home construction, marketing, sales, warranty service and certain purchasing and planning/design functions. However, the accounting and accounts payable functions of our field operations are concentrated in our national accounting center, which we consider to be part of our corporate operations.

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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers, general contractors and/or subcontractors), which include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2016 and 2015, we continued to pursue land acquisition opportunities, spending approximately $184.0 million and $223.7 million, respectively, for land acquisition and $152.9 million and $229.6 million, respectively, for land development.
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
Under option contracts, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which totaled approximately $80.5 million as of September 30, 2016. The total remaining purchase price, net of cash deposits, committed under all land option contracts was $446.4 million as of September 30, 2016.
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

The following table summarizes, by reportable segment, land controlled by us as of September 30, 2016:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	111	415	205	46	1	778	600	1,378
California	261	627	939	2,136	45	4,008	592	4,600
Nevada	66	259	601	613	—	1,539	73	1,612
Texas	587	1,204	1,141	—	40	2,972	2,013	4,985
Total West	1,025	2,505	2,886	2,795	86	9,297	3,278	12,575
East
Indiana	116	357	440	93	34	1,040	234	1,274
Maryland/Delaware	160	340	329	462	159	1,450	639	2,089
New Jersey	—	4	—	116	—	120	—	120
Tennessee	104	19	503	—	101	727	619	1,346
Virginia	59	104	111	—	—	274	20	294
Total East	439	824	1,383	671	294	3,611	1,512	5,123
Southeast
Florida	228	591	516	33	—	1,368	631	1,999
Georgia	79	132	360	—	23	594	304	898
North Carolina	88	146	—	21	—	255	431	686
South Carolina	210	649	781	68	1	1,709	282	1,991
Total Southeast	605	1,518	1,657	122	24	3,926	1,648	5,574
Corporate and unallocated (b)	—	—	—	—	84	84	—	84
Total	2,069	4,847	5,926	3,588	488	16,918	6,438	23,356
(a) This category represents lots upon which construction of a home has commenced, including model homes.
(b) Lots held for sale are parcels held by our discontinued operations.
The following table summarizes, by reportable segment, the dollar value of our land under development, land held for future development and land held for sale as of September 30, 2016:

(In thousands)	Land Under Development	Land Held for Future Development	Land Held for Sale

West	$382,861	$172,015	$6,577
East	178,592	30,036	20,930
Southeast	180,964	10,955	1,090
Corporate and unallocated (a)	—	—	1,099
Total	$742,417	$213,006	$29,696
(a) Land held for sale are parcels held by our discontinued operations.

Investments in Unconsolidated Entities and Marketable Securities
We participate in a number of joint ventures and other unconsolidated entities in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The underlying land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We account for our interest in unconsolidated entities under the equity method.
Our unconsolidated entities periodically obtain secured acquisition and development financing. As of September 30, 2016, our unconsolidated entities had borrowings outstanding totaling $14.7 million. In the past, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. However, as of September 30, 2016, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.
Our consolidated balance sheets include investments in unconsolidated entities totaling $10.5 million and $13.7 million as of September 30, 2016 and September 30, 2015, respectively.
During the fourth quarter of our fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares, which represented marketable equity securities with a readily available fair value, were sold in March 2015 at a loss of $1.8 million.
Construction
We typically act as the general contractor for the construction of our new home communities. Our project development activities are controlled by our operating divisions, whose employees supervise the construction of each new home community by coordinating the activities of subcontractors and suppliers, subjecting their work to quality and cost controls and ensuring compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us, and whose designs are geared to the local market. Our home plans are created in a collaborative effort with industry leading architectural firms, allowing us to stay current in our home designs with changing trends, as well as to expand our focus on value engineering without losing design value to our customers.
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
Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. As of September 30, 2016, excluding models, we had 1,826 homes at various stages of completion, of which 1,358 were under contract and included in backlog at such date and 468 homes (178 were substantially completed and 290 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled (known as “speculative” or “spec” homes).
Warranty Program
We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined standards of performance. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures. For certain homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our warranty obligations through our wholly-owned risk retention group. We continue to maintain reserves to cover potential claims on homes covered under this warranty program. Beginning with homes sold on or after April 1, 2004 (August 1, 2004 in certain markets), our warranties have been issued, administered and insured, subject to applicable self-insured retentions, by independent third parties.

Since we subcontract our homebuilding work to subcontractors whose contracts generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, including providing us with a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of our subcontractors.
In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. Please see Note 9 of notes to the consolidated financial statements in this Form 10-K for additional information. However, there can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims; or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors.
Marketing and Sales
We make extensive use of digital and traditional marketing vehicles and other promotional activities, including our websites (www.beazer.com and www.beazerenespanol.com), mobile site (m.beazer.com), real estate listing sites, online advertising (including search engine marketing and display advertising), social media, video, brochures, direct marketing and out-of-home advertising (including billboards and signage) located in the immediate areas of our developments, as well as additional activities. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes® and Choice PlansTM, for use in our business.
Our best practice is to build, decorate, furnish and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2016, we maintained and owned 243 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable and hands-on experience for our customers (i.e. digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, signage and more). The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from the sales offices located in the model homes used in the community), as well as through independent brokers. Our sales counselors and extended sales team are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes, the community's unique selling proposition, detailed explanations of our three differentiators, discussed below, and associated savings opportunities. Sales personnel are trained by us and participate in a structured training program focused on sales techniques, product enhancements, competitive products in the area, construction schedules and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also stipulates that sales personnel must be licensed real estate agents where required by law.
We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.
Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. This speculative inventory satisfies demand by providing near ready or move in ready homes targeted at relocated personnel, first-time buyers and independent brokers who require a completed home within 60 days.
Differentiating Beazer Homes
We know that our buyers have many choices when purchasing a home. To help us become a builder of choice and thereby achieve the operational objectives we have outlined, we have identified the following three strategic pillars that differentiate Beazer's homes from both resale homes and other newly built homes:
Mortgage Choices - Most of our buyers need to arrange financing in order to purchase a new home. Unlike many of our major competitors, we do not have an in-house mortgage company. Instead, for every Beazer community, we have identified a group of preferred lenders that provide a comprehensive product portfolio, competitive rates and fees and outstanding customer service. We encourage those lenders to compete for our customers’ business, which is a unique program among national homebuilders and enables our customers to secure the mortgage program that best fits their needs.
Choice PlansTM - Every family lives in their home differently, which is why we created Choice PlansTM. Choice PlansTM allow buyers to choose how primary living areas, like the kitchen and master bathroom, are configured at no extra cost. Whether our buyers choose an office or an expanded family room, our plans are designed for the way a buyer wants to live.
Energy Efficiency - Nearly all newly-built homes afford buyers a substantial reduction in utility bills due to their modern, energy-efficient construction and materials. That's a feature most used homes cannot provide. At Beazer, we go even further by ensuring our homes are built to the latest ENERGY STAR® standards and providing every buyer with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have an energy rating (on a scale in which a lower score is better) of 130, while new homes that are built to code typically score around 100. The average new Beazer home has an energy rating of 65.
Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender, and are able to promote competition among lenders on behalf of our customers. Approximately 92% of our fiscal 2016 customers elected to finance their home purchase.
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
Government Regulation and Environmental Matters
In most instances, our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Many governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, these governmental approval processes have not had a material adverse effect on our development activities, and all homebuilders in a given market face the same fees and restrictions. However, there can be no assurance that these and other restrictions will not adversely affect us in the future.
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

Bonds and Other Obligations
In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of September 30, 2016, we had approximately $50.3 million and $207.6 million of outstanding letters of credit and performance bonds, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit related to our land option contracts as of September 30, 2016.
Employees and Subcontractors
As of September 30, 2016, we employed approximately 1,100 persons, of whom 365 were sales and marketing personnel and 255 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.
Available Information
Our Internet website address is www.beazer.com and our mobile site is m.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission (SEC), and are available in print to any stockholder who requests a printed copy. The public may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
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

Item 1A. Risk Factors
Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence, declines in employment levels, inflation and increases in the quantity and decreases in the price of new homes and resale homes on the market.
Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand and the pricing of our homes, which could cause our operating revenues to decline, thereby negatively impacting our financial condition and results of operations.
The homebuilding industry is cyclical. A severe downturn in the industry could adversely affect our business, financial condition and results of operations.
During periods of downturn in the industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, we may experience a material reduction in revenues and margins. Continued weakness in the homebuilding market could adversely affect our business, financial condition and results of operations, and could result in additional inventory impairments in the future.
Our long-term success depends on our ability to acquire finished lots and undeveloped land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could increase, perhaps substantially, which could adversely impact our financial condition and results of operations.
As competition for suitable land increases, the cost of acquiring both finished and undeveloped lots and the cost of developing owned land could rise, and the availability of suitable land at acceptable prices may decline, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our land acquisition strategy and ultimately our long-term strategic goals by impacting our ability to increase the number of actively selling communities, grow our revenues and margins and achieve or maintain profitability.
The market value of our land and/or homes may decline, leading to impairments and reduced profitability.
We regularly acquire land for replacement and expansion of our land inventory within our existing and new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, option agreements previously entered into may become less desirable, at which time we may elect to forgo deposits and preacquisition costs and terminate the agreements. In a situation of adverse market conditions, we may incur impairment charges or have to sell land at a loss, which could adversely affect our financial condition and results of operations.
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
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings, as well as limitations in the capital markets or adverse credit market conditions.
The Company's credit rating and ratings on our senior notes and our current credit condition affect, among other things, our ability to access new capital, especially debt. Negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. If our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
Our senior notes, revolving credit facility, letter of credit facilities and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.
Our senior notes, revolving credit facility, letter of credit facilities and certain other debt impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on our assets. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under certain of our other debt agreements. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.
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
Substantially all purchasers of our homes finance their acquisition with mortgage financing. Housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home, such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. The continued decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. Therefore, a disruption in the credit markets and/or the curtailed availability of mortgage financing may adversely affect our business, financial condition and results of operations.
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
Severe weather conditions or other related events that are beyond our direct control could impact our operations in several ways. First, these events may cause land development or home construction delays in the impacted areas. Not only does severe weather at times halt our development and construction-related activities, but it could for our competitors as well, ultimately leading to increased competition for subcontractors, which could delay our progress even after the event has concluded. Additionally, increased competition for skilled labor could lead to cost overruns, as we may have to incentivize the impacted region’s limited trade base to work on our homes, in addition to other costs incurred to remediate the impact of the severe weather conditions on our overall job site. Finally, severe weather and related events may also temporarily impact demand, as buyers are not as willing to shop for new homes during the event. These risks could adversely affect our business, financial condition and results of operations.
The tax benefits of our pre-ownership change net operating loss carryforwards and built-in losses were substantially limited since we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code, and portions of our deferred income tax asset have been written off since they were not fully realizable. Any subsequent ownership change, should it occur, could have a further impact on these tax attributes.
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
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time-to-time, the United States Environmental Protection Agency (EPA) and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage due to continuing drought conditions within that region.
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
As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly, as evidenced by the recent water intrusion issues in Florida.
With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures and unique circumstances of each claim. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims, such policies may not be available or adequate to cover liability for damages, the cost of repairs and/or the expense of litigation. Current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Our operating expenses could increase if we are required to pay higher insurance premiums or litigation costs for various claims, which could negatively impact our financial condition and results of operations. Additionally, our insurance policies may not offset our entire expense due to limitation in coverages, amounts payable under the policies or other related restrictions.
The costs of insuring against construction defect, product liability and director and officer claims are substantial. Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage. Our insurance may not cover all of the claims, including personal injury claims, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our financial condition and results of operations, as well as our cash flows.
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
We conduct certain of our operations through land development joint ventures with independent third parties in which we do not have a controlling interest, and we can be adversely impacted by the joint venture partners' failure to fulfill their obligations.
We participate in land development joint ventures (JVs) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the JVs members and other third parties. A deterioration of the housing market could result in a write-down of our investment in certain of our JVs, reflecting impairments of inventory held within those JVs.
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
Our JVs typically obtain secured acquisition, development and construction financing. Historically, we and our JV partners provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. These guarantees include construction completion guarantees, repayment guarantees and environmental indemnities. We accrue for guarantees we determine are probable and reasonably estimable, but we do not record a liability for the contingent aspects of any guarantees that we determine are reasonably possible but not probable. As of September 30, 2016, we had no outstanding repayment guarantees related to our JVs.
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

At any given time, we are the subject of pending civil litigation that could require us to pay substantial damages or could otherwise have a material adverse effect on us.
Certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the current lawsuits, or the effect that any adverse determinations the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages that may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to certain directors and officers.
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
The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past several years. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our industry, operations or business prospects. The price and volume volatility of our common stock may be affected by:

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2016, we have under lease approximately 35,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 280,000 square feet of office space for our divisional and shared services operations at various locations. All facilities are in good condition and are adequately utilized and sufficient to meet our present operating needs.
Due to the nature of our business, significant amounts of property are held by us as inventory in the ordinary course of our homebuilding operations.

Item 3. Legal Proceedings
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for amounts that are not material to our consolidated financial statements. We currently have one outstanding claim for an immaterial amount. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows.
A purported class action lawsuit was filed on July 7, 2016 against the Company in Maricopa County Arizona Superior Court on behalf of all homeowners in Arizona that purchased homes from the Company that included a certain roof underlayment. The complaint alleges various construction defects, but principally claims that the roof underlayment used in these homes is susceptible to leaks and was not installed in accordance with best practices. The monetary damages the plaintiffs seek have not been quantified. The Company believes these allegations are without merit and that class action treatment is inappropriate. We have removed this case to federal court. The Company intends to vigorously defend itself against these claims, and believes at this time that any potential exposure is neither probable nor able to be estimated. To that end, we filed motions to dismiss the class action allegations on various grounds. After the filing of the motions to dismiss, the plaintiffs agreed to withdraw the class action allegations without prejudice and filed an amended complaint removing the class action portion of the allegations.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the DPA) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we were obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million had been paid pursuant to the DPA and the HUD Agreement. Accordingly, after making the fiscal year 2016 payments described below, our obligations under the HUD Agreement will expire. As of September 30, 2016, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $6.9 million recorded on our consolidated balance sheet as of September 30, 2016 related to the DPA and the HUD Agreement. Our expense related to these agreements was $4.9 million, $5.3 million and $5.4 million for our fiscal 2016, 2015 and 2014, respectively, and was recorded in general and administrative expenses in our consolidated statements of income.
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
The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 10, 2016, the last reported sales price of the Company's common stock on the NYSE was $10.84, and we had approximately 185 stockholders of record and 33,071,331 shares of common stock outstanding. The following table sets forth, for the periods presented, the range of high and low trading prices for the Company's common stock during our fiscal 2016 and 2015.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2016
High	$15.79	$11.75	$10.06	$12.71
Low	$11.18	$6.07	$6.81	$7.43
Fiscal Year Ended September 30, 2015
High	$20.44	$20.52	$21.19	$20.20
Low	$15.70	$14.20	$17.26	$13.01
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2016, 2015 or 2014. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2016, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	672,669	$16.49	777,998
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2016, as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2011 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2012	2013	2014	2015	2016
◆	Beazer Homes USA, Inc.	235.10	238.41	222.25	176.56	154.44
■	S&P 500 Index	130.20	155.39	186.05	184.91	213.44
▲	S&P 500 Homebuilding Index	276.55	280.05	303.19	384.08	381.37

Item 6. Selected Financial Data
The following table summarizes certain financial data for the periods presented:

	Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012
	($ in millions, except per share amounts and unit data)
Statements of Income Data: (a)
Total revenue	$1,822	$1,627	$1,464	$1,288	$1,006
Gross profit	297	272	263	214	105
Gross margin (b)	16.3%	16.7%	18.0%	16.6%	10.4%
Operating income (loss)	$59	$52	$56	$27	$(62)
Income (loss) from continuing operations	5	347	35	(32)	(136)
Income (loss) per share from continuing operations - basic	0.16	12.54	1.35	(1.30)	(7.34)
Income (loss) per share from continuing operations - diluted	0.16	10.91	1.10	(1.30)	(7.34)
Net income (loss)	4,693	344,094	34,383	(33,868)	(145,326)

Balance Sheet Data (end of year): (c)
Cash and cash equivalents and restricted cash	$243	$290	$387	$553	$741
Inventory	1,569	1,698	1,561	1,314	1,112
Total assets (d)	2,213	2,409	2,050	1,970	1,965
Total debt (d)	1,332	1,516	1,520	1,496	1,481
Stockholders' equity	643	630	279	241	262

Supplemental Financial Data: (c)
Cash provided by (used in):
Operating activities	$163	$(81)	$(160)	$(175)	$(21)
Investing activities	12	27	(32)	190	5
Financing activities	(198)	(19)	12	1	134

Financial Statistics: (c)
Total debt as a percentage of total debt and stockholders' equity (end of year) (d)	67.4%	70.6%	84.5%	86.1%	85.0%
Net debt as a percentage of net debt and stockholders' equity (end of year) (d),(e)	63.2%	66.3%	80.8%	80.1%	74.5%
Adjusted EBITDA from total operations (f)	$175.4	$126.8	$128.3	$86.3	$21.8
Adjusted EBITDA margin from total operations (g)	9.6%	7.8%	8.8%	6.7%	2.2%
Operating Statistics from continuing operations:
New orders, net	5,297	5,358	4,748	5,026	4,901
Closings	5,419	5,010	4,951	5,056	4,428
Average selling price on closings (in thousands)	$329.4	$313.5	$284.8	$253.0	$224.9
Units in backlog (end of year)	1,916	2,038	1,690	1,893	1,923
Average selling price in backlog (end of year; in thousands)	$340.6	$327.6	$305.3	$279.0	$249.1
(a) Statements of income data is from continuing operations. Gross profit includes inventory impairments and abandonments of $15.3 million, $3.1 million, $8.3 million, $2.6 million and $12.2 million for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012, respectively, as well as unexpected warranty costs and additional insurance recoveries from our third-party insurer, both of which are detailed in the table below that reconciles our net income to Adjusted EBITDA (subsequently defined). The aforementioned charges related to impairments and abandonments were primarily driven by the deterioration of the homebuilding environment over the applicable years, as well as reductions in pricing taken for certain communities in more recent years. Income (loss) from continuing operations for the fiscal years ended 2016, 2015, 2014, 2013 and 2012 also includes losses on extinguishment of debt of $13.4 million, $0.1 million, $19.9 million, $4.6 million and $45.1 million, respectively.

(b) Gross margin = gross profit divided by total revenue.
(c) Discontinued operations were not segregated in the consolidated balance sheets or consolidated statements of cash flows, but are not material in the periods presented.
(d) Amounts presented have been impacted by the reclassification of debt issuance costs required by Accounting Standards Update 2015-03. The debt issuance costs reclassified for the years ended 2014, 2013 and 2012 amounted to $15.8 million, $16.6 million and $17.7 million, respectively. Refer to Note 2 of notes to the consolidated financial statements in this Form 10-K for further discussion.
(e) Net Debt = debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan, when outstanding.
(f) Adjusted EBIT (earnings before interest, debt extinguishment charges and taxes) equals net income (loss) before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization; (b) debt extinguishment charges; and (c) income taxes. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment charges and impairments) is calculated by adding non-cash charges, including depreciation, amortization, inventory impairment and abandonment charges and joint venture impairment charges for the period to Adjusted EBIT. Adjusted EBIT and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. Adjusted EBIT and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate Adjusted EBIT and Adjusted EBITDA in the same manner as Beazer Homes, the Adjusted EBIT and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.
(g) Adjusted EBITDA margin = Adjusted EBITDA divided by total revenue.

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
In addition, given the unusual size and nature of certain amounts recorded during the periods presented, Adjusted EBITDA is also shown excluding these amounts in the following table. Management believes that this representation best reflects the operating characteristics of the Company.
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014	2013	2012
Net income (loss)	$4,693	$344,094	$34,383	$(33,868)	$(145,326)
Expense (benefit) from income taxes	16,224	(325,927)	(41,802)	(3,684)	(40,747)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	79,322	56,164	41,065	41,246	61,227
Interest expense not qualified for capitalization	25,388	29,822	50,784	59,458	71,474
Loss on debt extinguishment	13,423	80	19,917	4,636	45,097
Adjusted EBIT	139,050	104,233	104,347	67,788	(8,275)
Depreciation and amortization and stock compensation amortization	21,752	19,473	15,866	15,642	17,573
Inventory impairments and abandonments (a)	14,572	3,109	8,062	2,650	12,514
Joint venture impairment and abandonment charges	—	—	—	181	36
Adjusted EBITDA	175,374	126,815	128,275	86,261	21,848
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)	13,582	4,290	—	—
Unexpected warranty costs related to water intrusion issues in New Jersey (net of expected insurance recoveries)	—	—	648	—	—
Additional insurance recoveries from third-party insurer	(15,500)	—	—	—	—
Litigation settlement in discontinued operations	—	3,660	—	—	—
Adjusted EBITDA excluding unexpected warranty costs, additional insurance recoveries and a litigation settlement in discontinued operations	$156,262	$144,057	$133,213	$86,261	$21,848
(a) Amounts for the years ended September 30, 2016, 2014 and 2012 exclude $0.7 million, $0.2 million and $0.3 million, respectively, in capitalized interest impaired during the period. Capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. While we believe that there are multiple factors that point to further improvement in the homebuilding market in the next several years, such as rising levels of household formation, tight housing supply in many markets, job and wage growth and mortgage rates that continue to be historically low, there are several risks that could significantly impact our business. These risks include fragile consumer confidence, continued volatility in our domestic and international stock markets, the threat of rising interest rates and adverse weather conditions, as well as a variety of local market risks where we do business. However, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal 2016
Fiscal 2016 was another very positive year for us, highlighted by two important accomplishments. First, we were able to continue to grow Adjusted EBITDA, which once certain non-recurring items, such as unexpected warranty costs, an insurance settlement and a litigation settlement, are eliminated (refer to Item 6, Selected Financial Data, in this Form 10-K for a reconciliation of Adjusted EBITDA), increased by 8.5% over the prior fiscal year. Second, we significantly improved the health of our balance sheet by reducing our debt balance and by activating additional previously idled land parcels.
Profitability. For the fiscal year ended September 30, 2016, we recorded net income from continuing operations of $5.2 million, a decline of $341.4 million from the prior fiscal year's net income from continuing operations of $346.6 million. However, the following items impacted the comparability of our net income from continuing operations between periods:

•
In the current fiscal year, we had income tax expense of $16.5 million compared to the prior fiscal year's income tax benefit of $324.6 million, which included the impact of the release of a substantial portion of our valuation allowance on our deferred tax assets of $335.2 million;

•
Unexpected warranty costs related to water intrusion issues in Florida (the Florida stucco issues), net of insurance recoveries, resulted in a net credit to home construction expenses of $3.6 million in fiscal 2016 versus additional expense of $13.6 million in fiscal 2015;

•
An insurance settlement received from our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years was recognized during the current fiscal year as a reduction of our home construction expenses of $15.5 million;

•
We recorded $15.3 million and $3.1 million in impairment and abandonment charges, including those on active projects, as well as land held for sale, during our fiscal 2016 and fiscal 2015, respectively, an increase of $12.2 million; and

•
Total interest expense, including capitalized interest amortized to home construction and land sales expenses and interest expense not qualified for capitalization and included as other expense, was $104.0 million in the current fiscal year compared to $85.9 million in the prior fiscal year, an increase of $18.1 million (see Note 6 of the notes to our consolidated financial statements in this Form 10-K).

Looking at our underlying operating results, year-over-year closings increased by 8.2%, from 5,010 in the prior fiscal year to 5,419 in the current fiscal year, and our average selling price (ASP) increased over the prior fiscal year by 5.1% to $329.4 thousand. These combined to increase our homebuilding revenue by 13.6%, from $1.57 billion in the prior fiscal year to $1.78 billion in the current fiscal year. However, homebuilding gross margin, excluding impairments, abandonments, interest and the impacts of the Florida stucco issues and insurance settlement noted above, declined to 20.6% in the current fiscal year from 21.5% in the prior fiscal year due to the impact of several factors addressed within our “Results of Continuing Operations” discussion below. Commission expense grew year-over-year because of higher business volume, but declined as a percentage of homebuilding revenue when compared with the prior fiscal year. Finally, although our general and administrative (G&A) expenses increased year-over-year because our business has grown, it has declined as a percentage of total revenue as we have been able to improve our cost leverage on higher revenues.
We ended the current fiscal year with a backlog of 1,916 units, which represents a 6.0% decrease from the end of our prior fiscal year due to a decline in new order activity, coupled with higher year-over-year closings. However, the current fiscal year ending backlog had an ASP of $340.6 thousand, a year-over-year increase of 4.0%, causing our aggregate dollar value of homes in backlog to only decline by 2.2%.

Debt Reduction. In addition to the profitability we achieved during our fiscal 2016, we also reduced our outstanding debt by nearly $157 million as follows:

•
We redeemed (1) our Senior Notes due June 2016, which had a balance of $170.9 million as of the beginning of the current fiscal year and had our most restrictive covenants; (2) our $300.0 million Senior Secured Notes due April 2018; (3) our $235.0 million Senior Notes due May 2019; (4) $3.6 million of our Senior Notes due June 2019; (5) $2.0 million of our Senior Notes due 2021; and (6) $85.0 million of our $140.0 million term loan, including $35.0 million of scheduled repayments and $50.0 million of early redemptions.

•
We issued (1) a two-year secured term loan for $140 million, which had only $55.0 million outstanding as of the end of our fiscal 2016 due to the redemptions noted above, and (2) $500 million of Senior Notes due March 2022, which are unsecured and have an interest rate of 8.75%.

Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates. Since we rolled out our “2B-10” plan, we have consistently noted that there are a number of paths to achieving our underlying goal of $200 million of EBITDA. Additionally, during the second quarter of our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division, which has had a modest impact on the timing of the achievement of our “2B-10” objectives. Nonetheless, we continue our commitment to reaching these objectives as soon as possible. We expect to reach these objectives by making improvements on five key metrics: (1) sales per community per month (or our absorption rate); (2) active community count; (3) ASP; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative costs (SG&A) as a percentage of total revenue.
During fiscal 2016, we continued to make progress on several of these metrics, as discussed below, resulting in revenue of $1.8 billion, up 12.0% year-over-year, and Adjusted EBITDA (excluding non-recurring items, such as unexpected warranty cost related to the Florida stucco issues, additional insurance recoveries received in the current fiscal year from our third-party insurer and a litigation settlement in discontinued operations recorded in the prior fiscal year; refer to Item 6, Selected Financial Data, in this Form 10-K for a reconciliation of Adjusted EBITDA) of $156.3 million, compared to $144.1 million in the prior fiscal year, an increase of 8.5%. These improvements were due to the intense focus we have placed on the operational drivers of this plan, and in part, to stronger home pricing conditions. Our progress on each metric is discussed in more detail below.
Sales per Community per Month. During fiscal 2016, our rate of sales per community per month was 2.7, which was slightly lower than the prior fiscal year rate of 2.8, and fell just below the metric of 2.8 to 3.2 sales per community per month set in our “2B-10” plan. However, while each of the first three quarters of the current fiscal year saw our sales per community per month fall behind the first three respective prior fiscal year quarters, we had very strong sales in the final quarter of our current fiscal year (achieving sales per community per month of 2.8, compared to 2.4 during the fourth quarter of fiscal 2015), as momentum continues to build in some of our newer communities. We believe that our absorptions remain among the strongest in the industry, and will maintain focus on our sales absorptions as a top operational priority.
Active Community Count. In previous years, we significantly increased our level of land investments in an effort to grow our active community count. In doing so, we purchased mostly raw and partially developed land in some of the best school districts and most active job markets in the country. While we continue to focus on controlling land parcels in strong markets, we have balanced our goal of reducing our outstanding debt with maintaining community count by increasingly focusing on the use of option contracts and developed lot deals to maximize the efficiency of our capital. We ended fiscal 2016 with 161 active communities, which was 3.0% lower than a year earlier and below our “2B-10” target metric of a community count range between 170 and 175. Our active community count as of the end of the current fiscal year was lower, as we allocated capital to debt reduction during the year; however, we expect higher spend on land and land development activities during our fiscal 2017 and a corresponding growth in community count in fiscal 2018 and beyond.
Average Selling Price. Although we have been buying land in almost all of our markets, our incremental land investments over the past couple of years have been disproportionately focused on securing attractive parcels in Texas, California and the Mid-Atlantic, which feature some of the strongest employment characteristics in the country, as well as some of our higher-priced product lines. This geographic mix shift, combined with some market pricing power, has led to a continued rise in our ASP on closings from $313.5 thousand last year to $329.4 thousand this year. In addition, we ended fiscal 2016 with an ASP for our units in backlog of $340.6 thousand, indicating that future ASP should continue to increase. Our targeted “2B-10” metric for ASP is a range of $330.0 thousand to $340.0 thousand, which we are approaching.

Homebuilding Gross Margin. During fiscal 2016, our margin was a bit depressed during the first half of the year, as we made the decision to sell a higher share of speculative homes at slightly reduced margins to generate liquidity to pay off our Senior Notes due June 2016. However, once we secured financing to redeem these notes, we returned to selling a more normal mix of specs and "to be built" homes, which allowed us to increase our margins during the second half of the year. For the year, our homebuilding gross margin (excluding impairments, abandonments and interest in cost of sales) improved by 100 basis points to 21.6%. However, excluding the current fiscal year reduction in home construction expenses resulting from an agreement with our third-party insurer and the impact on home construction expenses related to the Florida stucco issues in both periods, homebuilding gross margin declined to 20.6% in the current fiscal year from 21.5% in the prior fiscal year, a decrease of 90 basis points (refer to “Homebuilding Gross Profit and Gross Margin” section below for a full reconciliation of our gross profit and gross margin for each period discussed). The current year adjusted gross margin is below the “2B-10” target for our homebuilding margin of between 21.0% and 22.0% (excluding impairments and abandonments and interest amortized to homebuilding cost of sales). As discussed further below, our homebuilding gross margin was impacted by the structure of our land purchase transactions, since finished lot purchases tend to result in lower gross margins, and activation of assets formerly classified as land held for future development, which generally have lower margins.
Cost Leverage. Finally, our cost leverage improved from fiscal 2015. Our SG&A expenses were 12.3% of total revenue for fiscal 2016, compared with 12.8% a year earlier. Although this metric continues to be above our “2B-10” target range of 11.0% to 12.0%, as we continue to grow total revenue, we anticipate further improvement on this metric.
We expect to continue our focus on our “2B-10” metrics during fiscal 2017, with particular emphasis on driving sales absorptions and improving our homebuilding gross margin.
Debt Reduction and Capital Efficiency
During our fiscal 2016, we reduced our debt balance by nearly $157 million, which surpassed our established debt reduction target for the current fiscal year. We will continue to focus on deleverage, and plan to further reduce our debt by at least another $100 million through our fiscal 2018. We believe that doing so in a strong housing market will create long-term shareholder value. By actively managing our debt structure, we were successful in paying off certain secured senior notes in part by issuing unsecured senior debt with a later maturity date. See Note 8 of the notes to our consolidated financial statements in this Form 10-K for further discussion of our outstanding borrowings and debt activity.
Additionally, we have increasingly sought to maximize our return on capital by carefully managing our investment in land, so that our debt reduction targets can be achieved while maintaining our community count. To reduce the risks associated with these investments and to maximize our capital base, we have increasingly used options to control land. Furthermore, we have continued to activate certain parcels of land held for future development so that these assets can begin to generate revenue for the Company.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. The following tables present certain quarterly operating data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2016	923	1,538	1,490	1,346	5,297
2015	966	1,698	1,524	1,170	5,358
2014	895	1,390	1,290	1,173	4,748

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2016	1,049	1,150	1,364	1,856	5,419
2015	885	936	1,293	1,896	5,010
2014	1,038	977	1,241	1,695	4,951

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
($ in thousands)	2016	2015	2014
Revenues:
Homebuilding	$1,784,777	$1,570,627	$1,409,880
Land sales and other	37,337	56,786	53,887
Total	$1,822,114	$1,627,413	$1,463,767
Gross profit:
Homebuilding	$293,860	$267,269	$260,746
Land sales and other	3,347	5,175	2,713
Total	$297,207	$272,444	$263,459
Gross margin:
Homebuilding(a)	16.5%	17.0%	18.5%
Land sales and other	9.0%	9.1%	5.0%
Total	16.3%	16.7%	18.0%
Commissions	$70,460	$65,023	$58,028
General and administrative expenses (G&A)	$153,628	$142,496	$136,463
SG&A (commissions plus G&A) as a percentage of total revenue	12.3%	12.8%	13.3%
G&A as a percentage of total revenue	8.4%	8.8%	9.3%
Depreciation and amortization	$13,794	$13,338	$13,279
Operating income	$59,325	$51,587	$55,689
Operating income as a percentage of total revenue	3.3%	3.2%	3.8%
Effective tax rate(b)	76.0%	(1,473.3)%	608.0%
Equity in income of unconsolidated entities	$131	$536	$6,545
Loss on extinguishment of debt	13,423	80	19,917
(a) In addition to other items, our homebuilding gross margin for the periods presented was impacted by (1) a $15.5 million reduction in home construction expenses in the current fiscal year resulting from a settlement with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years and (2) unexpected warranty costs related to the Florida stucco issues, as well as the associated insurance recoveries, in each period presented. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) Calculated as tax expense (benefit) for the period divided by income from continuing operations. Due to the effects of a variety of factors, including the impact of discrete tax items, changes in our valuation allowance on our deferred tax assets and changes in our unrecognized tax benefits, our effective tax rate was not a meaningful metric, particularly in the prior periods presented, as our income tax expense and benefit were not directly correlated to the amount of pretax income or loss for the associated periods.
Homebuilding Operations Data
The following table summarizes new orders, net and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2016	2015	2014	16 v 15	15 v 14	2016	2015	2014
West	2,381	2,352	1,815	1.2%	29.6%	21.9%	19.7%	21.9%
East	1,330	1,433	1,539	(7.2)%	(6.9)%	20.1%	22.8%	21.4%
Southeast	1,586	1,573	1,394	0.8%	12.8%	18.2%	18.1%	20.5%
Total	5,297	5,358	4,748	(1.1)%	12.8%	20.4%	20.1%	21.3%
Sales per active community per month of 2.7 for the fiscal year ended September 30, 2016 was slightly below the same metric for the fiscal year ended September 30, 2015, when we had 2.8 sales per active community per month. Therefore, despite the increase in our average active community count from 161 during our fiscal 2015 to 166 during our fiscal 2016, our decline in sales pace resulted in a reduction of new orders, net of 1.1%. For the fiscal year ended September 30, 2016, the 1.2% increase in new orders, net in our West segment was due to stronger sales in our Las Vegas market and our Sacramento operations, where we activated several new communities during the prior fiscal year, offset by a decline in new orders, net in our Texas market, due to a particularly strong prior year sales performance, and our Southern California market. The 7.2% decline in new orders, net in our East segment during our fiscal 2016 was caused by declines in our Indianapolis market, where we are working to build our community count back up, and, to a lesser extent, by our New Jersey operations, where we elected not to continue to reinvest in new homebuilding assets in the prior fiscal year. Finally, the year-over-year increase in new orders, net in our Southeast segment was primarily driven by strong order activity from our Atlanta division, as we continue to invest in new communities in this market, partially offset by our Charleston division, as we transition into several new communities.
Sales per active community per month of 2.8 for the year ended September 30, 2015 was even with the same metric for the year ended September 30, 2014. However, during our fiscal 2015, we grew our community active community count to 166 as of September 30, 2015, compared to 155 as of September 30, 2014. This growth in community count resulted in the 12.8% year-over-year increase in net new orders, net shown above. The fiscal 2015 increase in new orders, net in our West segment was driven by substantial year-over-year increases in Texas and California, offset by a decline in Las Vegas. The negative year-over-year trend for fiscal 2015 in our East segment was largely driven by a decline in new orders, net in New Jersey, where we elected not to continue to reinvest in new homebuilding assets. Excluding New Jersey, our new orders, net in our East segment would have declined 1.1% in fiscal 2015 when compared with our fiscal 2014. Finally, the fiscal 2015 increase in new orders, net over fiscal 2014 in our Southeast segment was driven by sizable increases in our Atlanta and Charleston markets.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP in backlog as of September 30, 2016, 2015 and 2014:

	As of September 30,
	2016	2015	2014	16 v 15	15 v 14
Backlog Units:
West	828	955	557	(13.3)%	71.5%
East	444	487	600	(8.8)%	(18.8)%
Southeast	644	596	533	8.1%	11.8%
Total	1,916	2,038	1,690	(6.0)%	20.6%
Aggregate dollar value of homes in backlog (in millions)	$652.7	$667.7	$515.9	(2.2)%	29.4%
ASP in backlog (in thousands)	$340.6	$327.6	$305.3	4.0%	7.3%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog as of September 30, 2016 is lower than the prior year, driven by the year-over-year decline in new orders, net, discussed above, as well as a lower community count as of the end of the year. Backlog as of September 30, 2015 was higher than the prior fiscal year, driven by the increase in new orders, net year-over-year, discussed above, and a higher active community count.

Homebuilding Revenue, Average Selling Price and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
(In thousands)	2016	2015	2014	16 v 15	15 v 14	2016	2015	2014	16 v 15	15 v 14
West	$817,971	$584,202	$537,149	40.0%	8.8%	$326.1	$299.0	$269.1	9.1%	11.1%
East	505,198	549,484	525,439	(8.1)%	4.6%	368.0	355.4	328.4	3.5%	8.2%
Southeast	461,608	436,941	347,292	5.6%	25.8%	300.1	289.4	256.3	3.7%	12.9%
Total	$1,784,777	$1,570,627	$1,409,880	13.6%	11.4%	$329.4	$313.5	$284.8	5.1%	10.1%

	Closings
	2016	2015	2014	16 v 15	15 v 14
West	2,508	1,954	1,996	28.4%	(2.1)%
East	1,373	1,546	1,600	(11.2)%	(3.4)%
Southeast	1,538	1,510	1,355	1.9%	11.4%
Total	5,419	5,010	4,951	8.2%	1.2%
The change in ASP for our fiscal year ended September 30, 2016 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared with the prior fiscal year. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies. These same dynamics enhanced our ability to generate a higher ASP during our fiscal 2015 when compared with our fiscal 2014; in particular a higher proportion of closings generated from certain markets with high ASPs, including California, pushed our ASP significantly higher during fiscal 2015. On average, we anticipate that our ASP will likely continue to increase, as indicated by our ASP for homes in backlog as of September 30, 2016.
Closings for our fiscal year ended September 30, 2016 increased due to our higher year-over-year average active community count as compared with our fiscal year ended September 30, 2015, particularly as certain of our markets re-open or expand, as well as improved performance in communities that have recently opened. Additionally, the significant increase in closings for the year ended September 30, 2016 was also positively impacted by (1) increased backlog entering the current fiscal year versus the prior fiscal year; (2) the sale and closing of a significant number of speculative (spec) homes in our Maryland market (particularly early in the year); and (3) additional closings in our Texas market that were pushed out of our prior fiscal year due to the weather conditions in that region.
A year-over-year increase in closings and higher ASP drove our increase in homebuilding revenues for fiscal 2016 as compared to our fiscal 2015. A higher ASP, and to some extent a year-over-year increase in closings, was the reason for our fiscal 2015 increase in homebuilding revenues as compared to fiscal 2014.
Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Additionally, we have shown the impact of several non-recurring items, such as unexpected warranty costs, net of insurance recoveries, and additional insurance recoveries from our third-party insurer, on our gross profit and gross margin for each period presented. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and abandonment charges).

($ in thousands)	Fiscal Year Ended September 30, 2016
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o (a) I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$169,603	20.7%	$6,729	$176,332	21.6%	$—	$176,332	21.6%
East	89,572	17.7%	5,894	95,466	18.9%	—	95,466	18.9%
Southeast	92,573	20.1%	788	93,361	20.2%	—	93,361	20.2%
Corporate & unallocated	(57,888)		1,101	(56,787)		77,941	21,154
Total homebuilding	$293,860	16.5%	$14,512	$308,372	17.3%	$77,941	$386,313	21.6%
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)						(3,612)
Additional insurance recoveries from third-party insurer	(15,500)						(15,500)
Adjusted homebuilding	274,748	15.4%					367,201	20.6%
($ in thousands)	Fiscal Year Ended September 30, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$121,264	20.8%	$—	$121,264	20.8%	$—	$121,264	20.8%
East	104,451	19.0%	1,676	106,127	19.3%	—	106,127	19.3%
Southeast	79,062	18.1%	—	79,062	18.1%	—	79,062	18.1%
Corporate & unallocated	(37,508)		—	(37,508)		55,006	17,498
Total homebuilding	$267,269	17.0%	$1,676	$268,945	17.1%	$55,006	$323,951	20.6%
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	13,582						13,582
Adjusted homebuilding	280,851	17.9%					337,533	21.5%
($ in thousands)	Fiscal Year Ended September 30, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$120,048	22.3%	$4,948	$124,996	23.3%	$—	$124,996	23.3%
East	99,400	18.9%	463	99,863	19.0%	—	99,863	19.0%
Southeast	66,743	19.2%	2,523	69,266	19.9%	—	69,266	19.9%
Corporate & unallocated	(25,445)		373	(25,072)		39,255	14,183
Total homebuilding	$260,746	18.5%	$8,307	$269,053	19.1%	$39,255	$308,308	21.9%
Unexpected warranty costs related to Florida stucco issues	$4,290						$4,290
Unexpected warranty costs related to water intrusion issues in New Jersey	$648						$648
Adjusted homebuilding	$265,684	18.8%					$313,246	22.2%
(a) w/o - without

Our overall homebuilding gross profit increased to $293.9 million for the fiscal year ended September 30, 2016, from $267.3 million in the prior year. The increase was due to additional gross profit on a $214.2 million increase in homebuilding revenues (driven by higher year-over-year closings and ASP, as previously discussed). However, the gross profit realized on additional revenue was partially offset by a decline in our gross margin from 17.0% in the prior fiscal year to 16.5% in the current fiscal year. As shown in the tables above, gross margin in the current and prior fiscal years was impacted by several items, including (1) impairments and abandonments, which increased from $1.7 million in fiscal 2015 to $14.5 million in fiscal 2016 (refer to Note 5 of the notes to our consolidated financial statements in this Form 10-K); (2) interest amortized to homebuilding cost of sales, which increased from $55.0 million in fiscal 2015 to $77.9 million in fiscal 2016 (refer to Note 6 of the notes to our consolidated financial statements in this Form 10-K); and (3) the impact of the Florida stucco issues, net of anticipated insurance recoveries, and a settlement with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years, both of which are further discussed in Note 9 of the notes to our consolidated financial statements in this Form 10-K. When factoring in the impact of impairments and abandonments, interest and non-recurring items, our gross margin declined by 90 basis points, from 21.5% in fiscal 2015 to 20.6% in fiscal 2016. This decline is due to a variety of factors, including (1) lower margins on speculative homes closed during the current year, particularly in the first two quarters, due to our focus on returning capital to the Company; (2) geographic mix of closings; (3) the structure of our land purchase transactions, since finished lot purchases tend to result in lower gross margins; (4) activation of assets formerly classified as land held for future development, which generally have lower margins; and (5) higher labor costs.
Our overall homebuilding gross profit increased to $267.3 million for the fiscal year ended September 30, 2015, from $260.7 million in the prior year. The increase was due to additional gross profit on a $160.7 million increase in homebuilding revenues, which offset a decline in homebuilding gross margin from 18.5% in fiscal 2014 to 17.0% in fiscal 2015. However, in both fiscal 2015 and 2014, we had unexpected warranty costs that impacted our homebuilding gross profit and margin. When excluding the impact of these specific costs (refer to Item 6, Selected Financial Data, in this Form 10-K), our homebuilding gross margin would have been 17.9% for fiscal 2015 (21.5% without impairments and abandonments and interest), compared with 18.8% for fiscal 2014 (22.2% without impairments and abandonments and interest). The decline in our margin, after considering impairments and abandonments, interest and unexpected warranty costs, was due to (1) higher overall lot costs, as land in certain markets continued to rise in value; (2) the structure of our land deals, as finished lot purchases or the use of land bankers tend to result in lower gross margins; (3) higher labor costs; and (4) geographic mix of closings.
Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments, interest amortized to cost of sales and other non-recurring items that we disclose are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other homebuilders, have been significant and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, as well as interest amortized to cost of sales, and other similar presentations by analysts and other companies are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash that may be available for discretionary spending.
In a given period, our reported gross profit is generated from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross profit amounts arise from recoveries of prior period costs, including warranty items, that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margin for each home closing is higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis as a way of considering whether our impairment calculations are resulting in gross margins from our continuing operations for impaired communities that are comparable to our unimpaired communities. For fiscal 2016, our homebuilding gross margin was 16.5% and excluding interest and inventory impairments and abandonments, it was 21.6%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 7.8% of total closings during fiscal 2016:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(7.0)%
Impact of interest amortized to COS related to these communities	5.2%
Pre-impairment turn gross margin, excluding interest amortization	(1.8)%
Impact of impairment turns	12.9%
Gross margin (post impairment turns), excluding interest amortization	11.1%
For a further discussion of our impairment policies and communities impaired during the current and prior two fiscal years, refer to Notes 2 and 5 of the notes to consolidated financial statements in this Form 10-K.
Land Sales and Other Revenues and Gross Profit
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in certain markets. Other revenues included net fees we received for general contractor services we performed on behalf of a third party and broker fees. The following tables summarize our land sales and other revenues and related gross profit (loss) by reportable segment for the periods presented:

(In thousands)	Land Sales and Other Revenues
	2016	2015	2014	16 v 15	15 v 14
West	$9,936	$23,313	$19,592	(57.4)%	19.0%
East	21,751	27,076	26,643	(19.7)%	1.6%
Southeast	5,650	6,397	7,652	(11.7)%	(16.4)%
Total	$37,337	$56,786	$53,887	(34.2)%	5.4%

(In thousands)	Land Sales and Other Gross Profit (Loss)
	2016	2015	2014	16 v 15	15 v 14
West	$2,921	$5,399	$2,209	(45.9)%	144.4%
East	678	732	1,716	(7.4)%	(57.3)%
Southeast	598	847	829	(29.4)%	2.2%
Corporate and unallocated (a)	(850)	(1,803)	(2,041)	n/m	n/m
Total	$3,347	$5,175	$2,713	(35.3)%	90.7%
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
n/m - indicates the percentage is “not meaningful.”
Although not as significant as in the prior fiscal years, to further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the current fiscal year for land positions that did not fit within our strategic plans. In fiscal 2015, the land sales in our East segment included land and lots sold in New Jersey, where we elected to not continue to reinvest in homebuilding assets. The proceeds from these sales were used to invest in selected markets for future growth. Future land and lot sales will depend on variety of factors, including local market conditions, individual community performance and changing strategic plans.

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014	16 v 15	15 v 14
West	$99,835	$67,236	$65,442	$32,599	$1,794
East	42,205	52,516	48,127	(10,311)	4,389
Southeast (a)	49,250	37,114	31,854	12,136	5,260
Corporate and unallocated (b)	(131,965)	(105,279)	(89,734)	(26,686)	(15,545)
Operating Income	$59,325	$51,587	$55,689	$7,738	$(4,102)
(a) Operating income for our Southeast segment for the years ended September 30, 2016, 2015 and 2014 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million in fiscal 2016, and expense of $13.6 million and $4.3 million in fiscal 2015 and 2014, respectively (refer to Note 9 of the notes to our consolidated financial statements in this Form 10-K).
(b) Corporate and unallocated includes amortization of capitalized interest and indirects, as well as costs related to numerous shared services functions that benefit all segments and are not allocated. Corporate and unallocated for the year ended September 30, 2016 also includes the impact of a $15.5 million reduction in home construction expenses resulting from an agreement entered in fiscal 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
Our operating income increased by $7.7 million to $59.3 million for the fiscal year ended September 30, 2016, compared to $51.6 million for fiscal 2015. As discussed above, our homebuilding gross profit during the current fiscal year improved by $26.6 million. However, the additional homebuilding gross profit was partially offset by (1) lower land sales and other gross profit (a year-over-year decline of $1.8 million); (2) commissions expense that was higher due to increased business volume (both closings and ASP), but declined as a percentage of homebuilding revenue (to 3.9% from 4.1% in the prior fiscal year); and (3) higher year-over-year G&A expense due to growth in our business, but declined as a percentage of total revenue (to 8.4% from 8.8% in the prior fiscal year). As a percentage of revenue, our operating income was 3.3% for fiscal 2016 compared to 3.2% for fiscal 2015.
Operating income declined by $4.1 million to $51.6 million for the fiscal year ended September 30, 2015 compared to $55.7 million for fiscal 2014. As a percentage of revenue, our operating income was 3.2% for fiscal 2015 compared to 3.8% for fiscal 2014. Although fiscal 2015 revenues were higher than fiscal 2014, leading to an increase in homebuilding gross profit of $6.5 million, as explained above, and land sales and other gross profit increased by $2.5 million, several items led to the decline in operating income: (1) a $7.0 million increase in year-over-year commission expense due to higher closings, ASP and, ultimately, homebuilding revenue over fiscal 2014 (commissions as a percentage of homebuilding revenues remained at 4.1%, flat with the prior fiscal year) and (2) G&A expense increased by $6.0 million, reflecting higher costs incurred due to business growth (but declined as a percentage of total revenue from 9.3% in fiscal 2014 to 8.8%).
Below operating income, we had two noteworthy year-over-year fluctuations between our fiscal 2016 and fiscal 2015 as follows: (1) we had a current year reduction in our other expense, net, mainly driven by our ability to capitalize additional interest in the current fiscal year due to a higher qualified inventory balance and a reduction in our interest costs (refer to Note 6 of the notes to our consolidated financial statements in this Form 10-K) and (2) we recorded a net loss on the extinguishment of debt of $13.4 million during fiscal 2016 due to our early repurchase of multiple debt instruments (refer to Note 8 of the notes to our consolidated financial statements in this Form 10-K), compared to a minimal loss on the extinguishment of debt recorded during the prior fiscal year.
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance that was recorded against substantially all of our deferred tax assets, but was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax expense/benefit was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in our fiscal 2016, the Company is using an annualized effective tax rate in interim periods to determine its tax expense/benefit, which should more closely correlate with our pretax income or loss in periods, but will continue to be impacted by discrete tax items.

The tax expense we recorded during our fiscal year ended September 30, 2016 resulted from our income from operations, along with an additional valuation allowance recorded on various state deferred tax assets. During our current fiscal year, we contemplated various tax planning strategies based on our operations profile. This planning resulted in a restructuring effort immediately following the close of our fiscal 2016, where we executed certain tax elections and a number of changes to the legal forms of our operating entities, which will significantly reduce our income profile in certain state jurisdictions going forward. We expect this restructuring to reduce our effective tax rate in fiscal 2017 to an amount that is in-line with our peers through a significant reduction in our state effective tax rate. In addition, the restructure provides cash tax savings in various jurisdictions where we no longer have significant state loss carryforwards available. In conjunction with the restructure, we also evaluated our ability to realize certain state components of our deferred tax asset. As a result, as of September 30, 2016, we no longer anticipate that we will be able to realize portions of the deferred tax assets for these jurisdictions, causing us to put a valuation allowance on these assets.
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
Refer to Note 13 of the notes to consolidated financial statements in this Form 10-K for a further discussion of our income taxes, including the release of a substantial portion of our valuation allowance during fiscal 2015.
Fiscal year ended September 30, 2016 as compared to 2015
West Segment: Homebuilding revenue increased 40.0% for the fiscal year ended September 30, 2016 compared to the prior fiscal year, primarily due to a sharp 28.4% increase in closings (particularly in our Texas markets, partly because closings were pushed out of last fiscal year due to the weather conditions in that region, and our Sacramento market, which reopened during our fiscal 2015), coupled with a year-over-year increase in ASP of 9.1%, which improved in all of our markets in the West segment. As compared with the prior fiscal year, our homebuilding gross profit increased by $48.3 million, due mainly to the increase in revenue already discussed, offset slightly by a decline in homebuilding gross margin from 20.8% to 20.7%. Excluding the impairments recorded during the current fiscal year on two communities in our West segment, homebuilding gross margin would have increased to 21.6% from 20.8% in the prior fiscal year. The $32.6 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land sales and other gross profit (which declined by $2.5 million year-over-year), higher commissions expense on improved revenue and an increase in G&A costs, particularly with our re-entry into the Sacramento market.
East Segment: Homebuilding revenue decreased 8.1% for the fiscal year ended September 30, 2016 compared to the prior fiscal year, primarily due to an 11.2% decrease in closings (mainly driven by our Indianapolis market, where we are working to build our community count, and our New Jersey market, where we elected not to continue to reinvest in new homebuilding assets, offset by additional closings in our Maryland market) and despite a 3.5% increase in ASP. As compared to the prior fiscal year, our homebuilding gross profit decreased by $14.9 million, related mainly to the aforementioned decline in homebuilding revenue, as well as a lower homebuilding gross margin, which declined from 19.0% in the prior fiscal year to 17.7% in our fiscal 2016. However, excluding the impairment recorded during the current fiscal year on one community in our East segment, as well as the abandonment charges recorded in the prior fiscal year, homebuilding gross margin would have only declined from 19.3% in fiscal 2015 to 18.9% in fiscal 2016. This decline in gross margin in the East segment was primarily due to mix of closings between spec and non-spec homes, as we were successful in reducing the number of spec homes in certain key markets during the first half of the year, particularly Maryland, and the impact of lower margins from communities being closed out, partially offset by the mix of closings between markets. The $10.3 million decrease in operating income resulted from the decline in gross profit, as previously discussed, offset by a year-over-year decline in commissions expense on lower revenue and a decrease in G&A costs due mainly to our exit from the New Jersey market.
Southeast Segment: Homebuilding revenue increased 5.6% for the fiscal year ended September 30, 2016 compared to the prior fiscal year, driven by a 1.9% increase in closings (mainly from our Atlanta market) combined with a 3.7% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $13.5 million, but was impacted by the Florida stucco issues as follows: (1) current fiscal year gross profit includes a credit to home construction expenses of $3.6 million for insurance recoveries received or anticipated to be received that were greater than current period charges and (2) the prior fiscal year includes a $13.6 million charge recorded in home construction expenses related to the Florida stucco issues (no insurance recoveries were recorded in the first quarter of the prior fiscal year, as we had not yet met the thresholds established by our insurance policies; refer to Note 9 of the notes to our consolidated financial statements in this Form 10-K). After adjusting for the impact of the Florida stucco issues, gross profit in the Southeast segment actually declined by $3.7 million versus the prior fiscal year period, and gross margin declined from 21.2% to 19.3% due to an abandonment charge recorded in the current fiscal year of $0.8 million; the mix of closings between markets, communities and product type; the structure of our land deals; and the close out of certain communities. The increase in operating income of $12.1 million, after also being adjusted for impact of the Florida stucco issues in each period, is down by $5.1 million, due to the lower gross profit noted above (once also adjusted for the impact of the Florida stucco issues in each fiscal year), lower land sales and other gross profit in the current fiscal year period and higher G&A costs due to community count growth.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest; movement in capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2016, our Corporate and unallocated net costs increased by $26.7 million over the prior fiscal year primarily due to (1) a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our consolidated financial statements included in this Form 10-K); (2) higher corporate costs incurred due to business growth and improved business performance; and (3) an increase in indirect costs expensed to cost of sales year-over-year due to significantly more closings and resulting homebuilding revenue in the current year period, offset by the impact of a $15.5 million reduction in home construction expenses resulting from an agreement entered into during the current period with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
Fiscal year ended September 30, 2015 as compared to 2014
West Segment: Homebuilding revenue increased 8.8% for the fiscal year ended September 30, 2015 compared to the prior fiscal year, primarily due to an 11.1% increase in ASP, partially offset by a 2.1% decrease in closings. The decrease in closings was driven by a lower backlog at the start of fiscal 2015 from lower new orders, net during our fiscal 2014. However, new orders, net in fiscal 2015 quickly picked up, particularly in our Texas and California operations. As compared to fiscal 2014, our homebuilding gross profit increased $1.2 million on lower closings, partially due to $4.9 million in impairments and abandonments recognized in fiscal 2014. Homebuilding gross margin without impairments and abandonments decreased from 23.3% to 20.8% due to community and geographic mix, as well as increases in indirect construction costs. Greater year-over-year homebuilding gross profit and an increase in land sales and other gross profit of $3.2 million, partially offset by an increase in commissions and selling and marketing costs (due to an increase in homebuilding revenues and growth in community count, respectively), led to a net increase in operating income of $1.8 million over fiscal 2014.
East Segment: Homebuilding revenue increased 4.6% for the fiscal year ended September 30, 2015 compared to the prior fiscal year, driven by an 8.2% increase in ASP, partially offset by a 3.4% decrease in closings. The decline in closings was primarily due to a year-over-year reduction in New Jersey, where we elected not to continue to reinvest in new homebuilding assets. The increase in homebuilding revenue led to a $5.1 million increase in our homebuilding gross profit. Homebuilding gross margin in our East segment increased only slightly, from 18.9% in fiscal 2014 to 19.0% in fiscal 2015, as the positive impact of product and geographic mix were largely offset by lower margins generated by communities being closed out in New Jersey and the impact of a warranty charge of approximately $0.6 million recorded in fiscal 2014 for one New Jersey community. The increase in operating income in the East segment of $4.4 million was driven primarily by our increased homebuilding revenue and related gross profit, partially offset by a year-over-year decline in gross profit on land sales.
Southeast Segment: Homebuilding revenue increased 25.8% for the fiscal year ended September 30, 2015 compared to the prior fiscal year, driven by an 11.4% increase in closings combined with a 12.9% increase in ASP. This increase in revenue drove a $12.3 million increase in homebuilding gross profit. Homebuilding gross margin in our Southeast segment declined from 19.2% in fiscal 2014 to 18.1% due to the fiscal 2015 charge related to the Florida stucco issues of $26.3 million, offset by $12.7 million in anticipated insurance recoveries recorded because the Company exceeded its policy thresholds (for a net negative margin impact of $13.6 million), partially offset by (1) $4.3 million of fiscal 2014 charges related to the Florida stucco issues and (2) impairments and abandonments recorded in fiscal 2014 of $2.5 million. Excluding these amounts, margin for both fiscal 2015 and 2014 would have been 21.2%. The higher homebuilding gross profit was partially offset by (1) an increase in year-over-year commissions on account of higher ASPs and closings and (2) incremental sales and marketing and G&A costs to support a higher community count, resulting in a higher operating income for our Southeast segment of $5.3 million.
Corporate and Unallocated: For the fiscal year ended September 30, 2015, our corporate and unallocated costs increased $15.5 million compared to the prior fiscal year due to an increase in interest amortized to cost of sales (refer to Note 6 of notes to the consolidated financial statements in this Form 10-K), as well as certain incremental G&A expenditures related to our business growth. Also included in the corporate and unallocated line for fiscal 2015 was a $6.2 million credit from the recording of anticipated insurance recoveries above those related to the Florida stucco issues, which is partially offsetting the increased interest and G&A costs.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of September 30, 2016, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
Cash and cash equivalents changed as follows for the periods presented:

(In thousands)	2016	2015	2014
Cash provided by (used in) operating activities	$163,025	$(81,049)	$(160,469)
Cash provided by (used in) investing activities	11,802	27,377	(32,031)
Cash (used in) provided by financing activities	(197,539)	(18,899)	12,195
Net decrease in cash and cash equivalents	$(22,712)	$(72,571)	$(180,305)
Operating Activities. We spent $336.9 million on land and land development activities during our fiscal year ended September 30, 2016, a decrease of $116.4 million, or 25.7%, compared to $453.3 million in land-related spending in our prior fiscal year. This decline is the result of our goal to reduce our leverage during fiscal 2016, which led to an increase in the use of finished lot purchases in our land acquisition strategy. Our level of land and land development spend, which partly drives our change in inventory, had a significant impact on our net cash provided by/used in operating activities in both years, resulting in net cash provided by operating activities of $163.0 million for the fiscal year ended September 30, 2016 and net cash used in operating activities of $81.0 million for the fiscal year ended September 30, 2015. Our year-over-year increase in earnings, once adjusted for non-cash items, also significantly impacted our cash provided by/used in operations, driven by higher revenues from additional closings and an elevated ASP. The drivers of cash provided by operations in our fiscal 2016 versus cash used in operations in our fiscal 2015 were partially offset by year-over-year changes in our working capital balances, particularly accounts receivable, trade accounts payable and other liabilities, which were more favorable to our operating cash balance as of the end of the prior fiscal year.
During the fiscal years ended September 30, 2015 and 2014, our net cash used in operating activities was $81.0 million and $160.5 million, respectively. The year-over-year decline in our net cash used in operating activities in fiscal 2015 versus fiscal 2014 was primarily driven by a decrease in our land and land development spending, from $551.2 million in fiscal 2014 to $453.3 million in fiscal 2015.
Investing Activities. Net cash provided by investing activities was $11.8 million for the fiscal year ended September 30, 2016, primary driven by a decrease in our restricted cash as a result of the redemption of our entire cash secured loan balance (refer to Note 8 of the notes to our consolidated financial statements included in this Form 10-K), and receipt of proceeds from the sale of a building owned by the Company. These cash inflows from investing activities during fiscal 2016 were offset by capital expenditures, primarily for model homes, and additional investments in unconsolidated entities. Net cash provided by investing activities was $27.4 million for the fiscal year ended September 30, 2015, primary related to the sale of our shares in American Homes 4 Rent and a decrease in restricted cash collateralizing our outstanding letters of credit, partially offset by capital expenditures, primarily for model homes, and additional investments in unconsolidated entities. Net cash used in investing activities was $32.0 million for the fiscal year ended September 30, 2014, primarily related to capital expenditures for model homes, additional investments in unconsolidated entities and a net increase in restricted cash collateralizing our outstanding letters of credit.
Financing Activities. Net cash used in financing activities was $197.5 million for the fiscal year ended September 30, 2016, primarily due to the redemption of certain of our debt issuances outstanding, partially offset by proceeds received from the issuance new debt, net of debt issuance costs paid (refer to Note 8 of the notes to our consolidated financial statements included in this Form 10-K, as well as discussion below). Net cash used in financing activities was $18.9 million for the year ended September 30, 2015, primarily related to the repayment of certain borrowings, including the remaining senior amortizing notes related to our Tangible Equity Units, $2.0 million of our then outstanding Senior Notes due 2016 and certain other secured notes payable. Net cash provided by financing activities for the year ended September 30, 2014 was $12.2 million, primarily related to the net proceeds from the issuance of $325 million aggregate principal amount of 5.75% due June 2019 Notes at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. The proceeds from the issuance of the June 2019 Notes were used to redeem all of our then outstanding Senior Notes due June 2018, including the applicable $17.2 million call price and make-whole premiums provided for by the 2018 Notes.

Financial Position. As of September 30, 2016, our liquidity position consisted of:

•	$228.9 million in cash and cash equivalents;

•
$106.8 million of remaining capacity under the Facility (due to the use of the Facility to secure $38.2 million in letters of credit; however, as discussed below, subsequent to September 30, 2016, we further increased the capacity of the Facility by $35 million); and

•	$14.4 million of restricted cash.
While we believe we possess sufficient liquidity, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to operate and grow our business. We expect to be able to meet our liquidity needs in fiscal 2017 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a period-to-period basis.
During the current fiscal year, we redeemed the following debt issuances (which resulted in a net reduction of our outstanding debt of nearly $157 million after considering the issuances described below): (1) our Senior Notes due June 2016 (the 2016 Notes), which had a balance of $170.9 million as of the beginning of the current fiscal year and had our most restrictive covenants; (2) our $300.0 million Senior Secured Notes due April 2018 (the 2018 Notes); (3) our $235.0 million Senior Notes due May 2019 (the May 2019 Notes); (4) $3.6 million of our Senior Notes due June 2019; (5) $2.0 million of our Senior Notes due 2021; and (6) $85.0 million of our $140.0 million term loan, including $35.0 million of scheduled repayments and $50.0 million of early redemptions. These redemptions resulted in a loss on the extinguishment of debt of $13.4 million.
In March 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). The Term Loan requires quarterly principal payments of $17.5 million starting on June 30, 2016 and bears interest at the London Interbank Offered Rate (LIBOR) plus 550 basis points. The proceeds from the Term Loan were used to fund the redemption of the 2016 Notes. For additional information regarding the Term Loan, see Note 8 of the notes to our consolidated financial statements in this Form 10-K. Due to scheduled payments and early redemptions, the remaining amount outstanding under our Term Loan as of September 30, 2016 was $55.0 million.
In September 2016, we issued and sold $500.0 million aggregate principal amount of 8.75% unsecured Senior Notes due March 2022 (the 2022 Notes) through a private placement to qualified institutional buyers in two transactions. Interest on the 2022 Notes is payable semi-annually, beginning on March 15, 2017. The 2022 Notes will mature on March 15, 2022. We may redeem the 2022 Notes at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. For additional description and the redemption features of the 2022 Notes, see Note 8 of the notes to our consolidated financial statements in this Form 10-K. The proceeds from the 2022 Notes were principally used to redeem all of our remaining outstanding 2018 Notes and our May 2019 Notes.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which had a total capacity of $145 million and an available capacity of $106.8 million as of September 30, 2016, after considering our outstanding letters of credit backed by the Facility of $38.2 million. Subsequent to September 30, 2016, we executed a third amendment to the Facility (the Third Amendment), which, among other things, extends the termination date of the Facility to February 15, 2019 and increases its capacity from $145.0 million to $180 million. It also reduces the amount of monetary assets pledged as collateral from $1 billion to $800 million. For a further discussion of the Third Amendment, refer to Note 22 of the notes to our consolidated financial statements in this Form 10-K.
We have also entered into a number of stand-alone, cash-secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $12.1 million outstanding letters of credit under these facilities (in addition to the $38.2 million outstanding letters of credit backed by the Facility), secured with cash collateral that is maintained in restricted accounts totaling $12.9 million.
In the future, we may from time-to-time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions or otherwise. We may also seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 8 of notes to the consolidated financial statements in this Form 10-K for more information.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In September 2016, Moody's reaffirmed the Company's issuer default debt rating of B3 and upgraded the Company’s senior unsecured notes to B3 from Caa1. Moody’s outlook on the Company remains positive. In August 2016, S&P reaffirmed the Company's corporate credit rating of B- and upgraded its rating on the Company’s senior unsecured notes to B- from CCC+. In September 2016, Fitch reaffirmed the Company's long-term debt rating of B- and revised its outlook to stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the fiscal years ended September 30, 2016, 2015 or 2014. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2016, 2015 or 2014.
Off-Balance Sheet Arrangements. As of September 30, 2016, we controlled 23,356 lots. We owned 16,918, or 72.4%, of these lots and 6,438, or 27.6%, of these lots were under option contracts with land developers and land bankers, which generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $80.4 million as of September 30, 2016. The total remaining purchase price, net of cash deposits, committed under all options was $446.4 million as of September 30, 2016. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. However, as of September 30, 2016, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.

Contractual Commitments. The following table summarizes our aggregate contractual commitments as of September 30, 2016:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Senior notes, term loan, junior subordinated notes and other secured notes payable	$1,386,813	$25,692	$362,511	$198,003	$800,607
Interest commitments under senior notes, term loan, junior subordinated notes and other secured notes payable (b)	543,226	99,729	186,977	153,586	102,934
Obligations related to lots under option	446,414	207,375	201,397	25,314	12,328
Operating leases	12,652	3,982	5,578	2,688	404
Uncertain tax positions (c)	—	—	—	—	—
Total	$2,389,105	$336,778	$756,463	$379,591	$916,273
(a) For a listing of our borrowings, refer to Note 8 of notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2016.
(c) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 13 of notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits as of September 30, 2016.
We had outstanding performance bonds of approximately $207.6 million as of September 30, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Inventory Valuation - Projects in Progress
Our homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
When conducting our community level review for the recoverability of our homebuilding inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specified threshold. In our experience, this threshold represents a level of profitability that may be an indicator of conditions that would require an asset impairment, but does not necessitate that such an impairment is warranted without additional analysis. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
Our qualitative competitive market analyses include site visits to new home communities of our competitors and written community-level competitive assessments. A competitive assessment consists of a comparison of our specific community with its competitor communities, considering square footage of homes offered, amenities offered within the homes and the communities, location, transportation availability and school districts, among other relevant attributes. In addition, we review the pace of monthly home sales of our competitor communities in relation to our specific community. We also review other factors, such as the target buyer and the macro-economic characteristics that impact the performance of our asset, including unemployment and the availability of mortgage financing, among other things. Based on this qualitative competitive market analysis, adjustments to our sales prices may be required in order to make our communities competitive. We incorporate these adjusted prices in our quantitative analysis for the specific community.
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
If the aggregate undiscounted cash flows from our quantitative analyses are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community and the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value. The carrying value of assets in communities that were previously impaired and continue to be classified as projects in progress is not increased for future estimates of increases in fair value in future reporting periods.
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
Homebuilding Revenue and Costs
Revenue from the sale of a home is recognized when the closing has occurred and the risk of ownership is transferred to the buyer. All associated homebuilding costs, some of which must be estimated, are charged to cost of sales in the period when the revenue from home closings is recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, which are subject to estimation), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions owed to internal sales personnel and external brokers are also recognized as expense when the closing occurs. All other costs are expensed as incurred.
Warranty Reserves
We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined standards of performance. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
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
Warranty reserves are included in other liabilities on our consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate any claims, and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also factors in the existence of any non-recurring or community-specific warranty matters that might not be contemplated in our historical data and trends. The cost of material non-recurring or community-specific warranty matters is often separately estimated based on management's judgment as to the ultimate cost of repair for that specific issue. As a result of our analyses, we adjust our estimated warranty liabilities on a quarterly basis. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 9 of notes to the consolidated financial statements in this Form 10-K. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.
Income Taxes - Valuation Allowance and Ownership Change
Judgment is required in estimating valuation allowances for deferred tax assets. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, (1) the nature, frequency and severity of any current and cumulative losses; (2) forecasts of future profitability; (3) the duration of statutory carryforward periods; (4) our experience with operating loss and tax credit carryforwards not expiring unused; (5) the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses; (6) recognized built-in losses or deductions; and (7) tax planning alternatives.
Our assessment of the need for the valuation of deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial condition or results of operations.
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance on substantially all of our deferred tax assets. Each period, we evaluated the continued need for the valuation allowance based on extensive quantitative and qualitative factors, a process that requires significant estimates to be made. As of September 30, 2015, we determined that it was appropriate to release a substantial portion of our valuation allowance, generating a non-cash tax benefit. We considered positive evidence including, most importantly, our current earnings profile, as well as evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong order backlog and sufficient balance sheet liquidity to sustain and grow operations. We also considered negative evidence that had caused us to record the valuation allowance. Management continues to reassess the realizability of our deferred tax assets each reporting period and, in future periods, we may reduce the remaining portion of our valuation allowance or re-establish it based on our ongoing analysis. This ongoing analysis, similar to the analysis supporting our valuation allowance release in fiscal 2015, will continue to be based on our actual financial performance over an estimated “look-back” period, our expectation of future performance based on detailed forecasts, as well as a variety of qualitative factors. These analyses, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could be very different from actual results. During fiscal 2016, we continued to consider the positive and negative evidence that occurred during the year, and the results of our analysis yielded a similar conclusion to the prior year.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2016, we had variable rate debt outstanding totaling approximately $158 million, a portion of which will be reduced in fiscal 2017 according to the underlying debt agreements. A one percent increase in the interest rate for these variable-rate issuances would result in an increase of our interest expense by $1.6 million during fiscal 2017. The estimated fair value of our fixed rate debt as of September 30, 2016 was $1.27 billion, compared to a carrying value of $1.23 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.27 billion to $1.31 billion as of September 30, 2016.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$228,871	$251,583
Restricted cash	14,405	38,901
Accounts receivable (net of allowance of $354 and $1,052, respectively)	53,226	52,379
Income tax receivable	292	419
Owned inventory	1,569,279	1,697,590
Investments in unconsolidated entities	10,470	13,734
Deferred tax assets, net	309,955	325,373
Property and equipment, net	19,138	22,230
Other assets	7,522	7,086
Total assets	$2,213,158	$2,409,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$104,174	$113,539
Other liabilities	134,253	148,966
Total debt (net of premium and discount of $2,362 and $3,639, respectively, and debt issuance costs of $15,514 and $11,908, respectively)	1,331,878	1,516,367
Total liabilities	1,570,305	1,778,872
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,071,331 issued and outstanding and 32,660,583 issued and outstanding, respectively)	33	33
Paid-in capital	865,290	857,553
Accumulated deficit	(222,470)	(227,163)
Total stockholders’ equity	642,853	630,423
Total liabilities and stockholders’ equity	$2,213,158	$2,409,295

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2016	2015	2014
Total revenue	$1,822,114	$1,627,413	$1,463,767
Home construction and land sales expenses	1,509,625	1,351,860	1,192,001
Inventory impairments and abandonments	15,282	3,109	8,307
Gross profit	297,207	272,444	263,459
Commissions	70,460	65,023	58,028
General and administrative expenses	153,628	142,496	136,463
Depreciation and amortization	13,794	13,338	13,279
Operating income	59,325	51,587	55,689
Equity in income of unconsolidated entities	131	536	6,545
Loss on extinguishment of debt	(13,423)	(80)	(19,917)
Other expense, net	(24,330)	(30,013)	(49,191)
Income (loss) from continuing operations before income taxes	21,703	22,030	(6,874)
Expense (benefit) from income taxes	16,498	(324,569)	(41,797)
Income from continuing operations	5,205	346,599	34,923
Loss from discontinued operations, net of tax	(512)	(2,505)	(540)
Net income	$4,693	$344,094	$34,383
Weighted average number of shares:
Basic	31,798	27,628	25,795
Diluted	31,803	31,772	31,795
Basic income (loss) per share:
Continuing operations	$0.16	$12.54	$1.35
Discontinued operations	$(0.01)	$(0.09)	$(0.02)
Total	$0.15	$12.45	$1.33
Diluted income (loss) per share:
Continuing operations	$0.16	$10.91	$1.10
Discontinued operations	$(0.01)	$(0.08)	$(0.02)
Total	$0.15	$10.83	$1.08

Consolidated Statement of Comprehensive Income
Net income	$4,693	$344,094	$34,383
Other comprehensive income (loss), net of income tax:
Change in unrealized loss related to available-for-sale securities	—	1,276	(1,276)
Comprehensive income	$4,693	$345,370	$33,107

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance as of September 30, 2013	25,246	$25	$846,165	$(605,640)	$—	$240,550
Net income	—	—	—	34,383	—	34,383
Change in unrealized loss related to available-for-sale securities	—	—	—	—	(1,276)	(1,276)
Total comprehensive income	—	—	—	—	—	33,107
Conversion of TEU (debt to stock conversion)	1,368	2	2,482	—	—	2,484
Amortization of nonvested stock awards	—	—	2,587	—	—	2,587
Exercises of stock options	3	—	39		—	39
Tax excess from stock transactions	—	—	698	—	—	698
Shares issued under employee stock plans, net	596	—	103	—		103
Forfeiture of restricted stock	(16)	—	—	—	—	—
Common stock redeemed	(24)	—	(450)	—	—	(450)
Balance as of September 30, 2014	27,173	$27	$851,624	$(571,257)	$(1,276)	$279,118
Net income	—	—	—	344,094	—	344,094
Change in unrealized loss related to available-for-sale securities	—	—	—	—	1,276	1,276
Total comprehensive income	—	—	—	—	—	345,370
Conversion of TEU (debt to stock conversion)	5,222	5	(4)	—	—	1
Amortization of nonvested stock awards	—	—	6,135	—	—	6,135
Exercises of stock options	1	—	14		—	14
Tax deficiency from stock transactions	—	—	(22)	—	—	(22)
Shares issued under employee stock plans, net	410	—	—	—	—	—
Forfeiture of restricted stock	(135)	—	—	—	—	—
Common stock redeemed	(10)	—	(192)	—	—	(192)
Other activity	—	1	(2)	—	—	(1)
Balance as of September 30, 2015	32,661	$33	$857,553	$(227,163)	$—	$630,423
Net income and comprehensive income	—	—	—	4,693	—	4,693
Amortization of nonvested stock awards	—	—	7,959	—	—	7,959
Shares issued under employee stock plans, net	491	—	—	—	—	—
Forfeiture of restricted stock	(64)	—	—	—	—	—
Common stock redeemed	(17)	—	(222)	—	—	(222)
Balance as of September 30, 2016	33,071	$33	$865,290	$(222,470)	$—	$642,853

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$4,693	$344,094	$34,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,794	13,338	13,279
Stock-based compensation expense	7,959	6,135	2,587
Inventory impairments and abandonments	15,282	3,109	8,307
Deferred and other income tax expense (benefit)	15,903	(326,360)	(12,590)
Gain on sale of fixed assets	(957)	—	—
Change in allowance for doubtful accounts	(698)	(193)	(406)
Equity in (income) loss of unconsolidated entities and marketable securities	(143)	1,294	(6,545)
Cash distributions of income from unconsolidated entities	165	224	566
Non-cash loss on extinguishment of debt	4,978	—	2,670
Changes in operating assets and liabilities:
Increase in accounts receivable	(149)	(17,757)	(11,681)
Decrease (increase) in income tax receivable	127	(373)	2,767
Decrease (increase) in inventory	129,028	(121,700)	(230,138)
(Increase) decrease in other assets	(471)	(165)	1,292
(Decrease) increase in trade accounts payable	(9,365)	7,302	22,437
(Decrease) increase in other liabilities	(17,121)	10,260	13,002
Other changes	—	(257)	(399)
Net cash provided by (used in) operating activities	163,025	(81,049)	(160,469)
Cash flows from investing activities:
Capital expenditures	(12,219)	(15,964)	(14,553)
Proceeds from sale of fixed assets	2,624	—	—
Investments in unconsolidated entities	(4,241)	(4,944)	(5,218)
Return of capital from unconsolidated entities and marketable securities	1,142	24,245	1,703
Increases in restricted cash	(5,852)	(5,546)	(15,608)
Decreases in restricted cash	30,348	29,586	1,645
Net cash provided by (used in) investing activities	11,802	27,377	(32,031)
Cash flows from financing activities:
Repayment of debt	(828,221)	(18,573)	(307,602)
Proceeds from issuance of new debt	642,150	—	325,000
Repayment of borrowings from credit facility	(90,000)	(75,000)	—
Borrowings from credit facility	90,000	75,000	—
Debt issuance costs	(11,246)	(126)	(5,490)
Other changes	(222)	(200)	287
Net cash (used in) provided by financing activities	(197,539)	(18,899)	12,195
Decrease in cash and cash equivalents	(22,712)	(72,571)	(180,305)
Cash and cash equivalents at beginning of period	251,583	324,154	504,459
Cash and cash equivalents at end of period	$228,871	$251,583	$324,154
See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business
Beazer Homes USA, Inc. (“we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company”) is a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality, while seeking to maximize our return on invested capital over the course of a housing cycle.
(2) Basis of Presentation and Summary of Significant Accounting Policies
 Basis of Presentation and Consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and present the consolidated financial position, income, comprehensive income, stockholders' equity and cash flows of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany balances have been eliminated in consolidation.
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying consolidated statements of income for all periods presented (see Note 20 for a further discussion of our discontinued operations).
We evaluated events that occurred after the balance sheet date but before these financial statements were issued for accounting treatment and disclosure.
Our fiscal 2016 began on October 1, 2015 and ended on September 30, 2016. Our fiscal 2015 began on October 1, 2014 and ended on September 30, 2015. Our fiscal 2014 began on October 1, 2013 and ended on September 30, 2014.
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash.  We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2016, the majority of our cash and cash equivalents were invested in highly marketable securities, or were on deposit with major banks. These assets were valued at par and had no withdrawal restrictions. The underlying investments of these funds were U.S. Government and U.S. Government Agency obligations or high-quality marketable securities. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 8). The cash inflows and outflows related to restricted cash are classified as investing activities in our consolidated statements of cash flows.
Accounts Receivable.  Accounts receivable include escrow deposits to be received from title companies associated with closed homes, receivables from municipalities related to the development of utilities or other infrastructure, insurance recovery receivables, rebates to be received from our suppliers and other miscellaneous receivables. Generally, we receive cash from title companies within a few days of the home being closed. We regularly review our receivable balances for collectiblity and record an allowance against any receivable for which collectiblity is deemed to be uncertain.
Inventory.  Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, such as for amenities and estimated costs for future warranties. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to homes under construction when home construction begins. Land not owned under option agreements, if outstanding, represents the value of land under option agreements with a variable interest entity (VIE) where the Company is deemed to be the primary beneficiary of the VIE. VIEs are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties (refer to section below entitled “Land Not Owned Under Option Agreements” for a further discussion of VIEs). In addition, when our deposits and pre-acquisition development costs exceed certain thresholds, we record the remaining purchase price of the lots as consolidated inventory not owned and obligations related to consolidated inventory not owned on our consolidated balance sheets. Refer to Note 5 for a further discussion and detail of our inventory balance.
Inventory Valuation - Projects in Progress.  Our homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
When conducting our community level review for the recoverability of our homebuilding inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specified threshold. In our experience, this threshold represents a level of profitability that may be an indicator of conditions that would require an asset impairment, but does not necessitate that such an impairment is warranted without additional analysis. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
Our qualitative competitive market analyses include site visits to new home communities of our competitors and written community-level competitive assessments. A competitive assessment consists of a comparison of our specific community with its competitor communities, considering square footage of homes offered, amenities offered within the homes and the communities, location, transportation availability and school districts, among other relevant attributes. In addition, we review the pace of monthly home sales of our competitor communities in relation to our specific community. We also review other factors, such as the target buyer and the macro-economic characteristics that impact the performance of our asset, including unemployment and the availability of mortgage financing, among other things. Based on this qualitative competitive market analysis, adjustments to our sales prices may be required in order to make our communities competitive. We incorporate these adjusted prices in our quantitative analysis for the specific community.
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
If the aggregate undiscounted cash flows from our quantitative analyses are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community and the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value. The carrying value of assets in communities that were previously impaired and continue to be classified as projects in progress is not increased for future estimates of increases in fair value in future reporting periods. However, market deterioration that exceeds our initial estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets.
Asset Valuation - Land Held for Future Development.  For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable, such as the future enactment of a development plan or the occurrence of outside events. We evaluate the potential plans for each community in land held for future development if changes in facts and circumstances occur that would give rise to a more detailed analysis for a change in the status of a community.
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

Investments in Unconsolidated Entities and Marketable Securities. We participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We recognize our share of equity in income (loss) and profits (losses) from the sale of lots to other buyers. Our share of profits from lots we purchase from the unconsolidated entities is deferred and treated as a reduction of the cost of the land purchased from the unconsolidated entity. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred that is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Our unconsolidated entities typically obtain secured acquisition, development and construction financing. We account for our interest in unconsolidated entities under the equity method. For additional discussion of these entities, refer to Note 4.
In prior periods, we had an investment in American Homes 4 Rent (AMH), a marketable investment that we treated as an available-for-sale security. All available-for-sale securities, while outstanding, are recorded at fair value, with changes in fair value being recorded as a component of accumulated other comprehensive income (AOCI). When the security is sold, we use specific identification to determine the cost of the security sold for the amount reclassified out of AOCI. We evaluate our investments in marketable securities, if outstanding, for impairment each reporting period. In doing so, we consider the length of time and extent to which the marketable value of the investment has been less than cost, either or both of which may lead to a conclusion that the security is other than temporarily impaired.
Property and Equipment.  Our property and equipment is recorded at cost. Depreciation is computed on a straight-line basis based on estimated useful lives as follows:

Asset Class	Useful Lives
Buildings	25 - 30 years
Building improvements	Lesser of estimated useful life of the improvements or remaining useful life of the building
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture, fixtures and computer and office equipment	3 - 7 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset
Other Assets.  Our other assets principally include prepaid expenses and assets related to our deferred compensation plan (refer to Note 15 for a discussion of our deferred compensation plan).
Other Liabilities. Our other liabilities principally include accrued warranty expense, accrued interest on our outstanding borrowings, customer deposits, income tax liabilities and other accruals related to our operations. Refer to Note 12 for a detail of our other liabilities.
Income Taxes.  Our provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled. We include any estimated interest and penalties on tax related matters in income taxes payable. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition of measurement are recorded in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.
For a discussion of our evaluation of and accounting for valuation allowances, refer to Note 13.
Revenue Recognition and Classification of Costs.  Revenue and related profit are recognized by us at the time of the closing of a sale, when title to and possession of the property, as well as risk of loss, are transferred to the buyer.

Sales discounts and incentives include items such as cash discounts, discounts on options included in the home, option upgrades (such as upgrades for cabinetry, countertops and flooring) and seller-paid financing or closing costs. In addition, from time-to-time, we may also provide homebuyers with retail gift certificates and/or other nominal retail merchandise. All sales incentives other than cash discounts are recognized as a cost of selling the home and are included in home construction expense in our consolidated statements of income. Cash discounts are accounted for as a reduction in the sales price of the home, thereby decreasing the amount of revenue we recognize on that closing.
Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.4% to 1.2% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expense as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.
Advertising costs related to continuing operations of $19.2 million, $18.0 million and $17.8 million for our fiscal years 2016, 2015 and 2014, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses.
Fair Value Measurements.  Certain of our assets are required to be recorded at fair value on a recurring basis. The fair value of our available-for-sale marketable equity securities, when outstanding, was based on readily available share prices (level 1). The fair value of our deferred compensation plan assets are based on market-corroborated inputs (level 2). Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered (level 3). For example, we review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximates their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly-held debt is generally estimated based on quoted bid prices for these instruments (level 2). Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. See Note 10 for additional discussion of our fair value measurements.
Stock-Based Compensation.  We use the Black-Scholes model to value our stock option grants. Other stock-based awards with only performance conditions granted to employees are valued based on the market price of the common stock on the date of the grant. Stock-based awards with market conditions granted to employees are valued using the Monte Carlo valuation method. Any portion of our stock-based awards that can be settled in cash is initially valued based on the market price of the underlying common stock on the date of the grant, and is adjusted to fair value until vested and recorded as a liability on our consolidated balance sheets. On the date of grant, we estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow. Compensation cost arising from all stock-based compensation awards is recognized as expense using the straight-line method over the vesting period and is included in G&A in our consolidated statements of income. See Note 16 for additional discussion of our stock-based compensation.
Recent Accounting Pronouncements
Presentation of Debt Issuance Costs. In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. The costs must continue to be amortized to interest expense. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. In the fourth quarter of our current fiscal year, we early adopted ASU 2015-03, which requires us to comply with the applicable disclosures for a change in accounting principle. As a result of adoption of this guidance, certain line items within our consolidated balance sheets from prior fiscal years, as shown below, changed due to our movement of debt issuance costs from other assets to a direct deduction from our related debt liability. The debt issuance costs associated with our Secured Revolving Credit Facility remain in other assets on our consolidated balance sheets in accordance with ASU 2015-15, which states that an objection would not be made to an entity deferring such costs and continuing to present these as an asset until the costs are amortized ratably over the term of the line-of-credit agreement.

The following table presents the changes to our consolidated balance sheet as of September 30, 2015 due to the adoption of ASU 2015-03:

(In thousands)	September 30, 2015
	As initially reported	Change for adoption	As re-casted
Consolidated Balance Sheets:
Other assets	$18,994	$(11,908)	$7,086
Total assets	2,421,203	(11,908)	2,409,295
Total debt	1,528,275	(11,908)	1,516,367
Total liabilities	1,790,780	(11,908)	1,778,872
Total liabilities and stockholders’ equity	2,421,203	(11,908)	2,409,295
Adoption of ASU 2015-03 did not impact our other consolidated financial statements in any periods presented.
Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies several aspects of accounting for employee stock-based compensation. First, ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recorded as income tax expense in the income statement, thereby eliminating the concept of the “APIC pool” contained in current guidance. This change is required to be applied prospectively to all excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) resulting from settlements after the date of the adoption of the ASU. Second, ASU 2016-09 permits entities to make an election to either estimate forfeitures or recognize them when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. Third, ASU 2016-09 modifies the current exception to liability classification of an award when the employer withholds shares to meet tax withholding requirements. Finally, the classification of certain transactions related to share-based payments within the statement of cash flows is clarified within the ASU. The Company adopted the guidance within ASU 2016-09 as of September 30, 2016. The impact of the adoption was not material to our consolidated financial statements, including prior year statements of cash flows, which were not restated. We continue to estimate forfeitures in calculating the expense related to stock-based compensation, and have therefore not elected to recognize forfeitures as they occur.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires companies to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB also is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements, and have been involved in industry-specific discussion with the FASB on the treatment of certain items.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$—	$(2,916)	$(1,717)
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	—	—	(2,376)
Sale of interest in REIT for shares of AMH	—	—	26,040
Purchase of AMH shares in exchange for interest in REIT	—	—	(26,040)
Non-cash land acquisitions (a)	8,265	12,904	20,274
Issuance of stock under deferred bonus stock plans	—	—	103
Non-cash capital expenditure	—	674	—
Supplemental disclosure of cash activity:
Interest payments (b)	131,730	117,177	117,501
Income tax payments	1,420	942	212
Tax refunds received	201	—	33,271
(a) For the fiscal year ended September 30, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures. For the fiscal year ended September 30, 2015, non-cash land acquisitions were comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.
(b) Elevated interest payments made during our fiscal 2016 is due to early redemption of certain of our outstanding debt obligations; refer to Note 8.
(4) Investments in Unconsolidated Entities and Marketable Securities
Unconsolidated Entities
As of September 30, 2016, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2016 and September 30, 2015:

(In thousands)	September 30, 2016	September 30, 2015
Beazer’s investment in unconsolidated entities	$10,470	$13,734
Total equity of unconsolidated entities	31,615	52,118
Total outstanding borrowings of unconsolidated entities	14,702	12,206
Our equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Income from unconsolidated entity activity	$131	$536	$6,545
For the fiscal years ended September, 2016, 2015 and 2014, there were no impairments related to our investments in these unconsolidated entities.

South Edge/Inspirada. During our fiscal 2014, we and other members of the Inspirada joint venture (Inspirada) received land in exchange for our investment in Inspirada. We paid $4.5 million, $3.3 million and $1.0 million, respectively, to the joint venture for infrastructure and development costs during our fiscal 2016, 2015 and 2014, respectively, bringing our remaining obligation for our portion of future infrastructure and other development costs to $0.7 million as of September 30, 2016.
Guarantees. Our joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our land development joint venture partners had provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2016 and September 30, 2015, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During our fiscal years ended September 30, 2016 and 2015, we were not required to make any payments related to environmental indemnities.
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
Marketable Securities
During the fourth quarter of our fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares represented marketable equity securities with a readily available fair value and were classified as available-for-sale securities. In March 2015, the Company sold the shares and recorded a loss of $1.8 million (approximately $0.5 million of which was attributable to fair value changes in fiscal 2015) that was recorded within other expense, net in our consolidated statements of income. Changes in value prior to the second quarter of fiscal 2015 were recorded to other comprehensive income, and then transferred to other expense, net upon sale. The proceeds received on the sale of the shares of AMH were recorded within investing activities in our consolidated statements of cash flows.

(5) Inventory
The components of our owned inventory are as follows as of September 30, 2016 and September 30, 2015:

(In thousands)	September 30, 2016	September 30, 2015
Homes under construction	$377,191	$377,281
Development projects in progress	742,417	809,900
Land held for future development	213,006	270,990
Land held for sale	29,696	44,555
Capitalized interest	138,108	123,457
Model homes	68,861	71,407
Total owned inventory	$1,569,279	$1,697,590
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction. We had 178 (with a cost of $56.1 million) and 128 (with a cost of $40.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of September 30, 2016 and 2015, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the asset's carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).
Total owned inventory, by reportable segment, is presented in the table below as of September 30, 2016 and September 30, 2015:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2016
West Segment	$586,420	$172,015	$6,577	$765,012
East Segment	276,785	30,036	20,930	327,751
Southeast Segment	276,385	10,955	1,090	288,430
Corporate and unallocated (b)	186,987	—	1,099	188,086
Total	$1,326,577	$213,006	$29,696	$1,569,279
September 30, 2015
West Segment	$583,210	$230,778	$6,941	$820,929
East Segment	353,054	29,280	30,927	413,261
Southeast Segment	277,351	10,932	5,587	293,870
Corporate and unallocated (b)	168,430	—	1,100	169,530
Total	$1,382,045	$270,990	$44,555	$1,697,590
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within Corporate and unallocated. Land held for sale amount includes parcels held by our discontinued operations.
Inventory Impairments. When conducting our community level review for the recoverability of our inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it is prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets, in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the year ended September 30, 2016, there were seven communities that were included in our watch list that required further analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis led to an impairment charge of $13.7 million for three of these communities, principally due to a reduction in price taken at each community that is other than temporary based on current competitive and market dynamics. For the year ended September 30, 2015, there were no communities on our watch list that required further analysis. For the year ended September 30, 2014, there were four communities on our watch list that required further analysis to be performed.

The table below summarizes the results of our undiscounted cash flow analysis by reportable segment, where applicable, for the periods ended September 30, 2016 and 2014 (the years that such analyses were required):

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	Number of Communities on Watch List (b)	Number of Communities (c)	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (d)
Year Ended September 30, 2016
West	9	6	$75,028	114.0%
East	4	1	22,469	88.5%
Southeast	1	—	—	—%
Corporate and unallocated (e)	—	—	3,899	N/A (f)
Total	14	7	$101,396
Year Ended September 30, 2014
West	5	3	$25,191	90.9%
East (g)	1	—	—	—%
Southeast	2	1	7,479	120.2%
Corporate and unallocated (e)	—	—	2,558	N/A
Total	8	4	$35,228
(a) We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements.
(b) Number of communities in this column excludes communities that are closing out and have less than 10 closings remaining. As of September 30, 2016, six of these communities still remain on our watch list.
(c) Number of communities in this column is lower than the number of communities on our watch list because it excludes communities due to certain qualitative considerations that would imply that the low profitability levels are temporary in nature.
(d) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our "watch list" methodology. While this metric for the communities in the West segment was above 100% for the year ended September 30, 2016 in total, for the two communities that we ultimately impaired, the metric was below 100%, while the metric for communities we did not impair was above 100%.
(e) Amount represents capitalized interest and indirects balance related to communities for which an undiscounted cash flow analysis was prepared. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(f) N/A - not applicable.
(g) During the year ended September 30, 2014, we recorded an impairment charge of $0.1 million in our East segment on a single community. The community had less than 10 lots remaining to close at the time of the analysis and therefore, consistent with our policy, we did not prepare an undiscounted or discounted cash flow analysis related to this community. However, the community is shown here to list all communities for which an impairment was eventually recorded.

The following table presents, by reportable segment, details around the impairment charges taken on projects in progress for the periods presented (no impairment were recorded on projects in progress during our fiscal 2015):

($ in thousands)	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
Year Ended September 30, 2016
West	2	213	$6,729	$16,345
East	1	78	5,894	18,073
Corporate and unallocated (a)	—	—	1,101	—
Total	3	291	$13,724	$34,418
Year Ended September 30, 2014
West	2	180	$4,948	$14,379
Corporate and unallocated (a)	—	—	373	—
Total	2	180	$5,321	$14,379
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities we impaired during the periods presented (the years that such analyses were required):

	Fiscal Year Ended September 30,
Unobservable Inputs	2016	2014
Average selling price (in thousands) (a)	$355 - $560	$260 - $280
Closings per community per month	2 - 4	1 - 4
Discount rate	14.15% - 15.33%	14.97%
(a) For the fiscal year ended September 30, 2016, the lower end of this ASP range was related to the communities we impaired in our West segment, while the higher end of the ASP range was for the community we impaired in our East segment.
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

The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Projects in Progress:
West	$6,729	$—	$4,948
East	5,894	—	100
Corporate and unallocated	1,101	—	373
Total impairment charges on projects in progress	$13,724	$—	$5,421
Land Held for Sale:
West	$119	$—	$—
East	$280	$1,433	$232
Southeast	371	—	28
Total impairment charges on land held for sale	$770	$1,433	$260
Abandonments:
East	$—	$1,676	$131
Southeast	788	—	2,495
Total abandonments charges	$788	$1,676	$2,626
Total impairment and abandonment charges	$15,282	$3,109	$8,307
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
The following table provides a summary of our interests in lot option agreements as of September 30, 2016 and September 30, 2015:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation
As of September 30, 2016
Unconsolidated lot option agreements	$80,433	$446,414
As of September 30, 2015
Unconsolidated lot option agreements	$51,475	$420,070
(6) Interest
Our ability to capitalize interest incurred during the fiscal years ended September 30, 2016, 2015 and 2014 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Capitalized interest in inventory, beginning of period	$123,457	$87,619	$52,562
Interest incurred	119,360	121,754	126,906
Capitalized interest impaired	(710)	—	(245)
Interest expense not qualified for capitalization and included as other expense (a)	(25,388)	(29,752)	(50,784)
Capitalized interest amortized to home construction and land sales expenses (b)	(78,611)	(56,164)	(40,820)
Capitalized interest in inventory, end of period	$138,108	$123,457	$87,619
(a) The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale.
(b) Capitalized interest amortized to home construction and land sale expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2016 and September 30, 2015:

(In thousands)	September 30, 2016	September 30, 2015
Model furnishings and sales office improvements	$28,036	$25,111
Information systems	14,326	14,290
Furniture, fixtures and office equipment	12,247	11,864
Leasehold improvements	4,069	5,022
Buildings and improvements	—	2,329
Property and equipment, gross	58,678	58,616
Less: Accumulated Depreciation	(39,540)	(36,386)
Property and equipment, net	$19,138	$22,230

(8) Borrowings
As of September 30, 2016 and September 30, 2015, we had the following debt, net of premium/discounts and unamortized debt issuance costs:

(In thousands)	Maturity Date	September 30, 2016	September 30, 2015
8 1/8% Senior Notes	June 2016	$—	$170,879
6 5/8% Senior Secured Notes	April 2018	—	300,000
9 1/8% Senior Notes	May 2019	—	235,000
5 3/4% Senior Notes	June 2019	321,393	325,000
7 1/2% Senior Notes	September 2021	198,000	200,000
8 3/4% Senior Notes	March 2022	500,000	—
7 1/4% Senior Notes	February 2023	199,834	200,000
Unamortized debt net premium (discount)		2,362	(3,639)
Unamortized debt issuance costs		(14,063)	(11,908)
Total Senior Notes, net		1,207,526	1,415,332
Term Loan (net of unamortized discount of $880 and unamortized debt issuance costs of $1,451)	March 2018	52,669	—
Junior Subordinated Notes (net of unamortized accretion of $40,903 and $42,970, respectively)	July 2036	59,870	57,803
Cash Secured Loans	November 2017	—	22,368
Other Secured Notes Payable	Various Dates	11,813	20,864
Total debt, net		$1,331,878	$1,516,367
As of September 30, 2016, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
(In thousands)
2017	$25,692
2018	35,160
2019	327,351
2020	3
2021	198,000
Thereafter	800,607
Total	$1,386,813
Secured Revolving Credit Facility. Our Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On November 6, 2015, we executed a second amendment (the Second Amendment) to the Facility. The Second Amendment, among other things, increased the maximum aggregate amount of the Facility from $130.0 million to $145.0 million and extended its termination date to January 15, 2018. The Facility continues to be with three lenders. As of September 30, 2016 and September 30, 2015, we had no borrowings outstanding under the Facility.
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real property. We also pledged approximately $1.0 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of September 30, 2016, we had $38.2 million letters of credit outstanding under the Facility, leaving us with $106.8 million in remaining capacity. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of September 30, 2016, we were in compliance with all such covenants.
Subsequent to September 30, 2016, we executed a third amendment to the Facility (the Third Amendment). The Third Amendment, among other things, extends the termination date of the Facility to February 15, 2019 and increases its capacity from $145.0 million to $180.0 million. For a further discussion of the Third Amendment, refer to Note 22.

Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2016 and September 30, 2015, we had letters of credit outstanding under these additional facilities of $12.1 million and $14.4 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes. Our Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. See Note 19 for further information.
All unsecured Senior Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under the Facility and the term loan (defined below), to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes. The unsecured Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable Indenture.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of September 30, 2016.
In September 2016, we issued and sold $400.0 million aggregate principal amount of 8.75% unsecured Senior Notes due March 2022 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Soon thereafter, we issued an additional $100.0 million "tack on" aggregate principal amount of 8.75% unsecured Senior Notes due March 2022 at a premium of 104.25, for a total issuance of $500.0 million (collectively, the 2022 Notes). Interest on the 2022 Notes is payable semi-annually, beginning on March 15, 2017. The 2022 Notes will mature on March 15, 2022. We may redeem the 2022 Notes at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to March 15, 2019, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.75% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2022 Notes originally issued remain outstanding immediately after such redemption. For additional redemption features of the 2022 Notes after March 15, 2019, refer to the table below that summarizes the redemption terms for our Senior Notes.
The 2022 Notes are unsecured senior obligations that rank equally with all of our other unsecured senior indebtedness. The 2022 Notes are fully and unconditionally guaranteed jointly and severally on an unsecured senior basis by substantially all of our subsidiaries. The 2022 Notes and related guarantees are effectively junior to our secured obligations (such as the Facility and our term loan discussed below) to the extent of the value of the collateral securing those obligations. Upon the occurrence of certain specified changes of control, the holders of the 2022 Notes will have the right to require us to purchase all or a part of the notes at a repurchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The proceeds from the 2022 Notes were principally used to redeem all of our remaining outstanding 6.625% Senior Secured Notes due April 2018 (the 2018 Notes) and our 9.125% Senior Notes due May 2019 (the May 2019 Notes).

The table below summarizes the redemption terms for our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
5 3/4% Senior Notes	April 2014	June 2019	Callable at any time before March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium
7 1/2% Senior Notes	September 2013	September 2021
Callable at a redemption price equal to 105.625% of the principal amount; after September 15, 2017, callable at a redemption price equal to 103.75% of the principal amount; after September 15, 2018, callable at a redemption price equal to 101.875% of the principal amount; after September 15, 2019, callable at 100% of the principal amount plus accrued and unpaid interest

8 3/4% Senior Notes	September 2016	March 2022
Callable at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after March 15, 2019, callable at a redemption price equal to 104.375% of the principal amount; after March 15, 2020, callable at a redemption price equal to 102.188% of the principal amount; after September 15, 2021, callable at a redemption price equal to 100% of the principal amount

7 1/4% Senior Notes	February 2013	February 2023
Callable at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; after February 1, 2019, callable at a redemption price equal to 102.41% of the principal amount; after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount; after February 1, 2021, callable at 100% of the principal amount plus accrued and unpaid interest

During the current fiscal year, we redeemed the 2018 Notes and the May 2019 Notes principally by utilizing the proceeds received from the issuance of the 2022 Notes, as well as cash on hand. We also redeemed the remaining Senior Notes due 2016 (the 2016 Notes) outstanding, mainly by utilizing the proceeds received from the term loan issued in March 2016, which is discussed below. Additionally, we redeemed $3.6 million of our Senior Notes due June 2019 and $2.0 million of our Senior Notes due September 2021 during the current fiscal year, as well as a de minimus amount of our Senior Notes due February 2023. These debt repurchase activities resulted in a total net loss on extinguishment of debt of $13.4 million for the year ended September 30, 2016.
Term Loan. In March 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). The Term Loan requires quarterly principal payments of $17.5 million starting on June 30, 2016, and bears interest at the London Interbank Offered Rate (LIBOR) plus 550 basis points (6.750% as of September 30, 2016). The proceeds from the Term Loan were used to fund the redemption of the 2016 Notes. The Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on March 11, 2018, but can be pre-paid at any time without penalty. During our fiscal 2016, we redeemed $85.0 million of the Term Loan through our two scheduled payments of $17.5 million due June 30, 2016 and September 30, 2016, as well as a $50.0 million prepayment made during the fourth quarter.
Substantially all of our subsidiaries are guarantors of the obligations under the Credit Agreement. Collectively, we granted security interests and mortgage liens on substantially all of our tangible and intangible assets on a second lien basis, since they are subordinate to those that exist on the Facility.
The Credit Agreement contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Credit Agreement) to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments and create liens on assets of the Company or its restricted subsidiaries; these covenants are similar to existing covenants under our Senior Notes. In addition, the Credit Agreement requires the Company’s inventory (as defined in the Credit Agreement) to be no less than $1.25 billion as of the last day of any fiscal quarter. The Credit Agreement also includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due; the failure to perform or the violation of any covenant or agreement; inaccurate or false representations or warranties; a default on other material indebtedness, insolvency or bankruptcy; a change of control; and the occurrence of certain material judgments against the Company. As of September 30, 2016, we were in compliance with all such covenants.
Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 3.98% as of September 30, 2016 (because the rate on the portion of the Junior Subordinated Notes that were modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility, the Senior Notes and the Term Loan. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2016, the unamortized accretion was $40.9 million and will be amortized over the remaining life of the notes. As of September 30, 2016, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans. In March 2016, we redeemed the entire balance of our cash secured loan facilities using the cash that fully secured the borrowings under these facilities. This secured cash was reflected as restricted cash on our consolidated balance sheets.
Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of September 30, 2016 and September 30, 2015, we had outstanding notes payable of $11.8 million and $20.9 million, respectively, primarily related to land acquisitions. These secured notes payable related to land acquisitions have varying expiration dates between 2017 and 2019, and have a weighted average fixed interest rate of 4.48% as of September 30, 2016. These notes are secured by the real estate to which they relate.
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
Warranty Reserves. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined standards of performance. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
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
Our warranty reserves are included in other liabilities on our consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in our consolidated statements of income. We record reserves covering anticipated warranty expense for each home we close. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in our historical data and trends. While we adjust our estimated warranty liabilities each reporting period to the extent required as a result of our quarterly analyses, historical data and trends may not accurately predict actual warranty costs, which could lead to a significant change in the reserve.
Changes in our warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Balance at beginning of period	$27,681	$16,084	$11,663
Accruals for warranties issued (a)	13,835	10,356	6,087
Changes in liability related to warranties existing in prior periods (b)	53,109	30,482	9,836
Payments made (b)	(55,494)	(29,241)	(11,502)
Balance at end of period	$39,131	$27,681	$16,084

(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. The continued increase in the amount of accrual compared to the respective prior year periods is mainly due to an increase in the number of closings and the sales prices of homes closed, as well as increases in certain divisions' accrual rates.
(b) Changes in liability related to warranties existing and payments made in all periods, particularly fiscal 2016 and fiscal 2015, are elevated due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).
Florida and New Jersey Water Intrusion Issues
In the latter portion of our fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida and one community in New Jersey. These issues continued to be reported to us in Florida throughout our fiscal 2015 and fiscal 2016. In New Jersey, while the calls were initially isolated to one community, we received calls from a second community with similar issues during the current fiscal year. Through September 30, 2016, we have cumulatively recorded $80.4 million in charges related to these issues, of which $78.6 million related to communities in Florida and $1.8 million related to the two communities in New Jersey. Refer to discussion below for further detail.
Florida. The water intrusion issues in Florida (the Florida stucco issues) relate to stucco installation in multiple communities that first became known during our fiscal 2014. Other builders were also dealing with similar stucco issues, some of which received local media coverage. Throughout fiscal 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review resulted in us determining that more homes and communities in Florida were likely to be adversely affected, leading to higher repair costs. Based on all of these activities and our resulting analysis, we recorded additional warranty expense of $26.3 million during the year ended September 30, 2015 related to the Florida stucco issues, in addition to the $4.3 million recorded during our fiscal 2014. As of September 30, 2015, the accrual to cover outstanding payments and potential repair costs for the impacted homes was $14.5 million, after considering the repair costs already paid.
During our fiscal 2016, we received additional homeowner calls beyond those anticipated based on our procedures and previous call history and increased our cost estimates, causing us to record additional warranty expense related to the Florida stucco issues of $48.0 million. Our cost estimates to repair homes discovered in more recent periods are considerably higher than initial estimates, as these homes require more extensive repairs. As of September 30, 2016, 690 homes have been identified as likely to require repairs (an increase of 158 homes to those that were anticipated to require repairs as of the end of our fiscal 2015), of which 437 homes have been repaired. We made payments related to the Florida stucco issues of $39.9 million during the current fiscal year, including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete, bringing the remaining accrual to $22.6 million as of September 30, 2016, which is included in our overall warranty liability detailed above. As of September 30, 2016, additional homes in the impacted communities remain within the period specified by the applicable statute of repose but are not yet deemed likely to require repairs and have not been reserved for. The cost to repair these additional homes would be approximately $4.7 million if the current cost estimates were applied to these additional homes.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. The current fiscal year charges were more than offset by additional insurance recoveries from our insurers, while $13.6 million and $4.3 million in expense related to the Florida stucco issues was not offset by expected insurance recoveries in fiscal 2015 and 2014, respectively, as we had not yet surpassed the thresholds specified in our insurance policies. For a discussion of the amounts we have already recovered or anticipate recovering from our insurer, refer to “Insurance Recoveries” section below.
In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurer, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our consolidated financial statements as of September 30, 2016. Any amounts recovered from our subcontractors related to homes closed during policy years for which we have surpassed the thresholds in our insurance policies would be remitted to our third-party insurers, while recoveries in other policy years would be retained by us.

New Jersey. Initially, the water intrusion issues in New Jersey related to flashing and stone installation on homes in one specific community, for which we recorded $0.6 million in charges during our fiscal 2014. During our fiscal 2016, we began to receive homeowner calls related to one additional community citing similar issues, causing us to inspect the homes within the community and record an additional reserve of $1.2 million during the current fiscal year, which is also included in our overall warranty liability as of September 30, 2016. Similar to the Florida stucco issues discussed above, the costs recorded during the current year period were fully offset by additional insurance recoveries from our third-party insurance, which is described below, while costs incurred related to this issue in our fiscal 2014 were not offset.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the water intrusion issues discussed above. As such, we expect a substantial majority of additional costs incurred after the first quarter of our fiscal 2015 for warranty work on homes within these policy years to be reimbursed by our insurers. For one policy year, our accruals have exceeded the insurance claim limit for one division under our first layer of coverage; however, we expect to claim and recover such amounts under our excess insurance coverage.
Warranty expense beyond the thresholds set in our insurance policies was recorded related to homes impacted by the Florida stucco issues and the water intrusion issues in New Jersey, as well as other various warranty issues, resulting in our recognition of $59.3 million and $18.9 million in insurance recoveries during our fiscal 2016 and 2015, respectively, that we have received or deem probable of receiving. Amounts recorded for anticipated insurance recoveries are reflected within our consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer were recorded on a gross basis (i.e. not net of any associated warranty expense) as a receivable within accounts receivable on our consolidated balance sheets.
As of September 30, 2016, we have cumulatively recorded $78.2 million in insurance recoveries related to insurance policy years for which we have surpassed our deductible. We have received multiple payments under these policies from our insurance provider during fiscal 2015 and 2016, reducing our insurance recovery receivable related to insurance policy years for which we have surpassed our deductible to $30.7 million as of September 30, 2016. The total recovery amount recorded during the current fiscal year of $59.3 million fully offsets the incremental expense recorded related to the water intrusion issues in New Jersey, and was $3.6 million greater than the underlying expense related to the Florida stucco issues, as we began to recover more costs than initially anticipated. The remaining insurance recovery amount for the year ended September 30, 2016 beyond the water intrusion issues in New Jersey and the Florida stucco issues related to expenditures for warranty issues that are individually immaterial but are also in excess of our insurance thresholds. The total recovery amount recorded during our fiscal 2015 of $18.9 million offset $12.7 million of the underlying expense related to the Florida stucco issues (leaving a net expense of $13.6 million related to these matters), while the remainder related to expenditures for warranty issues that were individually immaterial but were also in excess of our insurance thresholds.
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
Additionally, we entered into agreements with our third-party insurer during the current fiscal year to resolve certain issues related to the extent of our insurance coverage for multiple policy years. These agreements resulted in our recognition of $15.5 million in further insurance recoveries (in addition to those discussed above), which was recorded within our consolidated statement of income as a reduction of our home construction expenses. As of September 30, 2016, we collected the entire settlement.
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for amounts that are not material to our consolidated financial statements. We currently have one outstanding claim for an immaterial amount. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of September 30, 2016, no liability has been recorded for any such additional claims, as such exposure is not both probable and reasonably estimable.
A purported class action lawsuit was filed on July 7, 2016 against the Company in Maricopa County Arizona Superior Court on behalf of all homeowners in Arizona that purchased homes from the Company that included a certain roof underlayment. The complaint alleges various construction defects, but principally claims that the roof underlayment used in these homes is susceptible to leaks and was not installed in accordance with best practices. The monetary damages the plaintiffs seek have not been quantified. The Company believes these allegations are without merit and that class action treatment is inappropriate. We have removed this case to federal court. The Company intends to vigorously defend itself against these claims, and believes at this time that any potential exposure is neither probable nor able to be estimated. To that end, we filed motions to dismiss the class action allegations on various grounds. After the filing of the motions to dismiss, the plaintiffs agreed to withdraw the class action allegations without prejudice and filed an amended complaint removing the class action portion of the allegations.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the DPA) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we were obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million had been paid pursuant to the DPA and the HUD Agreement. Accordingly, after making the fiscal year 2016 payments described below, our obligations under the HUD Agreement will expire. As of September 30, 2016, we have paid a cumulative $28.1 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $6.9 million recorded on our consolidated balance sheet as of September 30, 2016 related to the DPA and the HUD Agreement. Our expense related to these agreements was $4.9 million, $5.3 million, and $5.4 million for our fiscal 2016, 2015 and 2014, respectively, and was recorded in G&A in our consolidated statements of income.
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
We have an accrual of $10.2 million and $12.6 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of September 30, 2016 and 2015, respectively.
We had outstanding letters of credit and performance bonds of approximately $50.3 million and $207.6 million, respectively, as of September 30, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments. We had an immaterial amount of outstanding letters of credit relating to our land option contracts as of September 30, 2016.

(10) Fair Value Measurements
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value on assets deemed to be impaired is determined based upon the type of asset being evaluated. Fair value of our owned inventory assets, when required to be calculated, is further discussed within Notes 2 and 5. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the fiscal year ended September 30, 2016, we recorded $13.7 million in impairments on projects in process and impairments on land held for sale impairments of $0.8 million. During the fiscal year ended September 30, 2015, we recorded impairments related to land held for sale of $1.4 million. During the fiscal year ended September 30, 2014, we recorded impairments related to projects in progress of $5.4 million and impairments on land held for sale of $0.2 million.
See Notes 2, 5 and 15 for additional information related to the fair value accounting for the assets listed below. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Year Ended September 30, 2016
Deferred compensation plan assets (a)	$—	$765	$—		$765
Development projects in progress (b)	—	—	34,418	(c)	34,418
Land held for sale (b)	—	—	19,973	(d)	19,973
Year Ended September 30, 2015
Deferred compensation plan assets (a)	—	669	—		669
Land held for sale (b)	—	—	8,814	(d)	8,814
Year Ended September 30, 2014
Available-for-sale marketable equity securities (a)	24,765	—	—		24,765
Deferred compensation plan assets (a)	—	517	—		517
Development projects in progress (b)	—	—	14,379	(c)	14,379
Land held for sale (b)	—	—	4,117	(d)	4,117
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
(c) Amount represents the impairment-date fair value of the projects in progress that we impaired during the periods indicated. Refer to Note 5 for additional discussion.
(d) Amount represents the impairment-date fair value of certain land held for sale assets that were impaired during periods indicated. Refer to Note 5 for additional discussion.
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
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of September 30, 2016 and September 30, 2015:

	As of September 30, 2016		As of September 30, 2015
(In thousands)	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,207,526	$1,253,614	$1,415,332	$1,412,173
Term Loan	52,669	52,669	—	—
Junior Subordinated Notes	59,870	59,870	57,803	57,803
	$1,320,065	$1,366,153	$1,473,135	$1,469,976
(a) Carrying amounts are net of unamortized debt premium/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).

(11) Operating Leases
We are obligated under various noncancelable operating leases for our office facilities and equipment. Rental expense under these agreements, which is included in G&A in our consolidated statements of income, amounted to approximately $4.7 million, $5.2 million and $5.4 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. This rental expense excludes expense related to our discontinued operations, which is not material in any period presented. Additionally, sublease income received in all periods presented was not material. As of September 30, 2016, future minimum lease payments under noncancelable operating lease agreements are as follows:

Fiscal Year Ended September 30,
(In thousands)
2017	$3,982
2018	3,177
2019	2,401
2020	1,616
2021	1,072
Thereafter	404
Total	$12,652

(12) Other Liabilities
Other liabilities include the following as of September 30, 2016 and September 30, 2015:

(In thousands)	September 30, 2016	September 30, 2015
Accrued warranty expenses	$39,131	$27,681
Accrued bonus and deferred compensation	30,466	25,076
Customer deposits	12,140	13,757
Accrued interest	11,530	31,632
Litigation accrual	10,178	12,607
Income tax liabilities	1,718	1,998
Other	29,090	36,215
Total	$134,253	$148,966

(13) Income Taxes
Our expense (benefit) from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Current federal	$—	$(64)	$(44,789)
Current state	595	520	322
Deferred federal (a)	5,574	(314,651)	2,385
Deferred state (a) (b)	10,329	(10,374)	285
Total	$16,498	$(324,569)	$(41,797)
(a) Fiscal 2015 benefit is due to release of a substantial portion of the valuation allowance on our deferred tax assets; refer to discussion below titled “Valuation Allowance.”
(b) Fiscal 2016 expense includes $8.6 million of additional valuation allowance on our state deferred tax assets due to a number of changes to the legal forms of our operating entities; refer to discussion below titled “Valuation Allowance.”

The expense (benefit) from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Income tax computed at statutory rate	$7,596	$7,711	$(2,406)
State income taxes, net of federal benefit	4,974	2,485	(172)
Decrease in valuation allowance - IRS Settlement	—	—	(26,846)
Increase (decrease) in valuation allowance - other (a) (b)	6,457	(334,605)	3,023
Changes for uncertain tax positions	(40)	42	(14,276)
IRS interest refund	—	—	(1,714)
State rate change	(678)	—	—
Tax credits	(2,134)	—	—
Other, net	323	(202)	594
Total	$16,498	$(324,569)	$(41,797)
(a) For fiscal 2015, amount includes $335.2 million release of a substantial portion of the valuation allowance on our deferred tax assets; refer to discussion below titled “Valuation Allowance.”
(b) For fiscal 2016, amount includes $8.6 million of additional valuation allowance on our state deferred tax assets due to a number of changes to the legal forms of our operating entities; refer to discussion below titled “Valuation Allowance.”
The principal differences between our effective tax rate and the U.S. federal statutory rate relate to state taxes, changes in our valuation allowance and tax credits.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2016 and September 30, 2015:

(In thousands)	September 30, 2016	September 30, 2015
Deferred tax assets:
Federal and state tax carryforwards	$298,426	$292,346
Inventory adjustments	62,985	87,335
Warranty and other reserves	16,943	14,913
Incentive compensation	15,390	10,780
Property, equipment and other assets	2,896	2,866
Uncertain tax positions	1,721	1,917
Other	809	3,814
Total deferred tax assets	399,170	413,971
Deferred tax liabilities:
Deferred revenues	(22,950)	(30,939)
Total deferred tax liabilities	(22,950)	(30,939)
Net deferred tax assets before valuation allowance	376,220	383,032
Valuation allowance (a)	(66,265)	(57,659)
Net deferred tax assets	$309,955	$325,373
(a) For fiscal 2016, amount includes $8.6 million of additional valuation allowance on our state deferred tax assets due to a number of changes to the legal forms of our operating entities; refer to discussion below titled “Valuation Allowance.”
As of September 30, 2016, our gross deferred tax assets above included $252.5 million for federal net operating loss carryforwards, $31.6 million for state net operating loss carryforwards, $9.8 million for an alternative minimum tax credit and $7.1 million for general business credits. The net operating loss carryforwards expire at various dates through 2033, and the general business credits expire at various dates through 2036. The alternative minimum tax credit has an unlimited carryforward period. We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382

contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Because the five-year period has expired, we have determined the actual impact and final classification of those amounts, which are properly reflected in the amounts presented above. The actual realization of our deferred tax assets is difficult to predict and is dependent on future events.
We recognized income tax expense from continuing operations of $16.5 million in our fiscal 2016, compared to income tax benefits from continuing operations of $324.6 million and $41.8 million in our fiscal 2015 and fiscal 2014, respectively. The income tax expense in our fiscal 2016 primarily resulted from income in the current year and the additional valuation allowance on some of our state deferred tax assets (refer to additional discussion below, titled “Valuation Allowance”), offset by the generation of federal tax credits. The income tax benefit in our fiscal 2015 primarily resulted from the release of a substantial portion of the valuation allowance on our deferred tax assets. In fiscal 2014, our income tax benefit was due to the resolution of a federal tax audit, which resulted in a refund of $26.8 million, as well as the recognition of unrecognized tax benefits of $14.3 million. Due to the effects of changes in our valuation allowance on our deferred tax balance and changes in our unrecognized tax benefits, our effective tax rates in fiscal 2016, 2015 and 2014 are not meaningful metrics, as our income tax amounts were not directly correlated to the amount of our pretax income (loss) for those periods.
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
The positive evidence we considered as part of our analysis during the fourth quarter of 2015 included our recent trends in cumulative income from continuing operations, along with our growth in backlog units, closings and ASP for both backlog and actual closings. Our levels of backlog (in both units and dollars) supported our expectations of future profitability. The negative evidence we considered as part of our analysis centered around significant quarterly losses that the Company incurred through the quarter ended March 31, 2013, which rolled-off our 36-month cumulative income position during the first half of our fiscal 2016. The removal of these losses from our analysis provided a significant increase in our recent earnings trend and, coupled with our actual improvements in continuing operations, pointed to an objectively verifiable increase in our earnings profile.
Therefore, during the quarter ended September 30, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets would be realized. This conclusion was based on an evaluation of all relevant evidence, both positive and negative, as discussed above, as well as a generally improving housing market and stabilization in broader economic conditions. The principal positive evidence that led us to this determination was our improved pre-tax earnings profile, particularly over our most recent fiscal years. Given the remaining recovery period for the majority of our deferred tax assets, our recent historical operating results continued to support the realization of a significant amount of our deferred tax assets. The valuation allowance on our deferred tax assets was $57.7 million as of September 30, 2015. The remaining valuation allowance was balanced between various federal and state attributes for which the Company had concluded it is not more likely than not that these attributes would be realized at that time.
During our fiscal 2016, we continued to monitor the various factors that led to our determination of the realization of a significant portion of our deferred tax assets during the prior fiscal year. Our fiscal 2016 income from continuing operations, less certain charges including loss on extinguishment of debt and impairments and abandonments, continues to reflect the positive trends of recent years, along with increases in closings and ASP from closings. We continue to maintain levels of backlog and community count to support our expectations of future profitability. During the current fiscal year, the Company enacted a plan to repurchase portions of its outstanding debt, which altered its debt maturity and interest rate profile through new issuances and redemptions of prior issuances. The change in the Company's debt portfolio will create future interest expense savings that further support its estimates of future profitability, and may result in the realization of additional deferred tax assets in the future. As of September 30, 2016, the Company will have to cumulatively generate approximately $760.0 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2036.
During our current fiscal year, we contemplated various tax planning strategies based on our operations profile. This planning resulted in a restructuring effort immediately following the close of our fiscal 2016, where we executed certain tax elections and a number of changes to the legal forms of our operating entities, which will significantly reduce our income profile in certain state jurisdictions going forward. We expect this restructuring to reduce our effective tax rate in fiscal 2017 to an amount that is in-line with our peers through a significant reduction in our state effective tax rate. In addition, the restructure provides cash tax savings in various jurisdictions where we no longer have significant state loss carryforwards available. In conjunction with the restructure, we also evaluated our ability to realize certain state components of our deferred tax asset. Given this change, we evaluated both positive and negative evidence, including consideration of a change in expected future taxable earnings in the separate state jurisdictions that will be impacted by the restructuring. Based on those evaluations, we recorded an additional $8.6 million in valuation allowance during the quarter ended September 30, 2016 for state deferred tax assets we concluded are no longer more likely than not to be realized.
The remaining valuation allowance of $66.3 million as of September 30, 2016 was balanced between various federal and state attributes for which the Company has concluded it is not more likely than not that these attributes would be realized at that time.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Balance at beginning of year	$4,721	$4,616	$17,464
(Reductions in) additions for tax positions related to current year	(180)	251	150
Additions for tax positions related to prior years	—	—	1,365
Reductions in tax positions of prior years	—	(10)	(14,201)
Lapse of statute of limitations	—	(136)	(162)
Balance at end of year	$4,541	$4,721	$4,616
If we were to recognize our $4.5 million of gross unrecognized tax benefits remaining as of September 30, 2016, substantially all would impact our effective tax rate. Additionally, we had $0.3 million and $0.4 million, respectively, of accrued interest and penalties as of September 30, 2016 and 2015. Our income tax expense includes tax-related interest.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of September 30, 2016, it is reasonably possible that none of our uncertain tax positions will reverse within the next twelve months.

(14) Stockholders' Equity
Preferred Stock. We currently have no shares of preferred stock outstanding.
Common Stock. As of September 30, 2016, we had 63,000,000 shares of common stock authorized and 33,071,331 shares both issued and outstanding.
Common Stock Repurchases. During our fiscal 2016, 2015 and 2014, we did not repurchase any shares of our common stock in the open market. Any future stock repurchases, to the extent allowed by our existing debt covenants, must be approved by the Company's Board of Directors or its Finance Committee.
During our fiscal 2016, 2015 and 2014, 16,779, 10,302 and 23,602 shares of our common stock, respectively, were surrendered to us by employees as payment of minimum tax obligations upon the vesting of restricted stock awards under our stock incentive plans. We valued the surrendered stock at the market price on the date of surrender, for an aggregate value of approximately $222 thousand in fiscal 2016, $192 thousand in fiscal 2015 and $450 thousand in fiscal 2014.
Dividends. The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2016, 2015 or 2014.

Section 382 Rights Agreement. In February 2011, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the Protective Amendment) designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382. In February 2013, the Company’s stockholders approved an extension of the term of the Protective Amendment and approved a Section 382 Rights Agreement that was adopted by our Board of Directors. These instruments are intended to act as deterrents to any person or group, together with their affiliates and associates, from being or becoming the beneficial owner of 4.95% or more of the Company’s common stock. In February 2016, the Company’s stockholders approved an extension of the Protective Amendment to November 12, 2019 and approved a new Section 382 Rights Agreement adopted by our Board of Directors with an expiration date of November 14, 2019.
(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan.  We sponsor a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest immediately, while the Company's contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2016, 2015 and 2014 were approximately $2.6 million, $2.4 million and $2.0 million, respectively. During fiscal 2016, 2015 and 2014, participants forfeited $0.4 million, $0.5 million and $0.4 million, respectively, of unvested matching contributions.
Deferred Compensation Plan.  The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $0.8 million and $0.7 million and deferred compensation liabilities of $3.0 million and $2.6 million as of September 30, 2016, and 2015, respectively, are included in other assets and other liabilities on our consolidated balance sheets, and are recorded at fair value. For the years ended September 30, 2016, 2015 and 2014, we contributed approximately $204,000, $227,000 and $212,000, respectively, to the DCP Plan in the form of voluntary contributions.

(16) Stock-Based Compensation
During fiscal 2014, we adopted, and our stockholders approved, the 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). Following adoption of the 2014 Plan, shares available for grant under our 2010 Equity Incentive Plan (the 2010 Plan) remain available for grant in accordance with the terms of that plan. However, there are no more shares available for future issuance under our Amended and Restated 1999 Stock Incentive Plan (the 1999 Plan). We issue new shares upon the exercise of stock options and the vesting of restricted stock awards. In cases of forfeitures and shares returned to us for taxes, those shares are returned to the share pool for future issuance. As of September 30, 2016, we had approximately 1.5 million shares of common stock for issuance under our various equity incentive plans, of which approximately 0.8 million shares are available for future grants.
Our total stock-based compensation expense is included in G&A expenses in our consolidated statements of income and recognized as an expense using the straight-line method over the vesting period. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In millions)	2016	2015		2014
Stock options expense	$534	$697		$833
Restricted stock awards expense	7,425	5,408		1,741
Before tax stock-based compensation expense	7,959	6,105		2,574
Tax benefit	(2,832)	—	(a)	—	(a)
After tax stock-based compensation expense	$5,127	$6,105		$2,574
(a) Tax impact is zero due to the existence of a valuation allowance on our deferred tax assets in prior year periods.
Stock Options. We have issued stock options to officers and key employees under the 2014 Plan, the 2010 Plan and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options generally expire on the seventh or eighth anniversary from the date such options were granted depending on the terms of the award.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of September 30, 2016, the intrinsic value of our stock options outstanding, vested and expected to vest and exercisable were $0.4 million, $0.4 million and $0.1 million, respectively. As of September 30, 2016 and September 30, 2015, there was $0.4 million and $0.5 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of September 30, 2016 is expected to be recognized over a weighted average period of 1.7 years.
During the current fiscal year, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (EOP). This program is available to all full-time employees, other than our senior leadership team, and is designed to enable employees to share in potential price appreciation of the Company's stock. The EOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying stock is purchased. The options will vest on the second anniversary of the date of grant, but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the EOP is limited to 100,000, of which 84,849 options were granted during the current fiscal year.
During the year ended September 30, 2016, we issued 125,449 stock options, including those issued under the EOP, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the EOP. We used the following assumptions for stock options granted, which derived the weighted average fair value shown, for the period presented:

	Fiscal Year Ended September 30,
	2016	2015	2014
Expected life of options	4.9 years	N/A(a)	5.1 years
Expected volatility	46.49%	N/A	45.99%
Expected dividends	—	N/A	—
Weighted average risk-free interest rate	1.36%	N/A	1.42%
Weighted average fair value	$4.03	N/A	$7.97
(a) N/A - Not applicable, as no stock options were granted during the period.
We relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants and an index of peer companies with similar grant characteristics to determine the expected life of the options granted. We considered historic returns of our stock and the implied volatility of our publicly-traded options in determining expected volatility. We assumed no dividends would be paid, since our Board of Directors has suspended payment of dividends indefinitely and payment of dividends is restricted under our Senior Note covenants. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant.

Activity related to stock options is as follows for the periods presented:

	2016		2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	643,907	$18.13	650,223	$18.12	560,784	$33.01
Granted	125,449	9.19	—	—	161,010	19.11
Exercised	—	—	(1,209)	12.07	(2,788)	14.29
Expired	(86,606)	19.70	—	—	(55,811)	170.32
Forfeited	(10,081)	10.98	(5,107)	19.05	(12,972)	19.85
Outstanding at end of period	672,669	$16.49	643,907	$18.13	650,223	$18.12
Exercisable at end of period	503,594	$17.76	491,029	$18.40	355,703	$19.74
Vested or expected to vest in the future	672,669	$16.49	643,877	$18.13	649,773	$18.12
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price

$1 - $15	371,983	4.91	$11.55	253,381	3.71	$12.28
$16 - $20	158,263	4.99	19.08	107,790	4.94	19.07
$21- $30	142,423	0.81	26.51	142,423	0.81	26.51
$1- $30	672,669	4.06	$16.49	503,594	3.15	$17.76
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2016 and September 30, 2015, there was $11.0 million and $11.7 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of September 30, 2016 is expected to be recognized over a weighted average period of 1.8 years.
We have issued restricted stock awards to officers and key employees under both the 2014 Plan and the 2010 Plan. During our fiscal 2016, we issued two types of restricted stock awards as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions and (2) time-based restricted stock awards. Each award type is discussed further below.
Performance-Based Restricted Stock Awards. During the year ended September 30, 2016, we issued 231,624 shares of performance-based restricted stock (2016 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2016 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2016 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $15.43 per share on the date of grant.
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
Each Performance Share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Any 2016 Performance Shares earned in excess of the target number of 231,624 may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of these shares that do not vest at the end of the period will be forfeited.
Time-Based Restricted Stock Awards. During the year ended September 30, 2016, we also issued 259,819 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards is as follows for the periods presented:

	Fiscal Year Ended September 30,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	956,283	$18.27	746,567	$15.76	280,416	$12.32
Granted (a)	491,443	14.69	410,192	19.01	595,567	18.68
Vested (b)	(127,993)	18.58	(64,719)	15.96	(113,320)	22.55
Forfeited	(63,916)	10.62	(135,757)	7.77	(16,096)	15.93
End of period	1,255,817	$17.23	956,283	$18.27	746,567	$15.76
(a) The shares granted for the years ended September 30, 2016, 2015 and 2014 include 231,624, 201,157 and 28,690 performance-based restricted shares, respectively. The remaining shares granted are time-based restricted shares.
(b) No performance-based restricted shares vested during the years ended September 30, 2016, 2015 and 2014.
(17) Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive instruments, only in periods in which the Company has net income and such effects are dilutive under the treasury stock method. Basic and diluted income per share is calculated using unrounded numbers.
For the years ended September 30, 2016, 2015 and 2014, 1.5 million, 1.1 million and 0.6 million shares related to nonvested stock-based compensation awards, respectively, were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.
The weighted-average number of common shares outstanding used to calculate basic income per share is reconciled to shares used to calculate diluted income per share as follows for the periods presented:

	Fiscal Year Ended September 30,
(in thousands)	2016		2015	2014
Basic shares	31,798		27,628	25,795
Shares issued upon conversion of TEUs (a)	N/A	(b)	4,069	5,784
Shares issuable upon vesting/exercise of stock awards/options	5		75	216
Diluted shares	31,803		31,772	31,795
(a) In July 2015, the remaining prepaid stock purchase contracts related to our previously outstanding Tangible Equity Units were settled in Beazer Homes' common stock. This conversion required us to issue approximately 5.2 million shares of common stock to the instrument holders. These instruments were dilutive from October 1, 2014 through July 15, 2015; once the shares were converted, they were included in the number of the weighted-average basic shares outstanding.
(b) N/A - Not applicable

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
The following tables contain our revenue, operating income and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Revenue
West	$827,907	$607,515	$556,741
East	526,949	576,560	552,082
Southeast	467,258	443,338	354,944
Total revenue	$1,822,114	$1,627,413	$1,463,767

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Operating income
West	$99,835	$67,236	$65,442
East	42,205	52,516	48,127
Southeast (a)	49,250	37,114	31,854
Segment total	191,290	156,866	145,423
Corporate and unallocated (b)	(131,965)	(105,279)	(89,734)
Total operating income	$59,325	$51,587	$55,689

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Depreciation and amortization
West	$6,086	$5,544	$5,722
East	3,173	3,091	3,447
Southeast	2,451	2,776	2,075
Segment total	11,710	11,411	11,244
Corporate and unallocated (b)	2,084	1,927	2,035
Total depreciation and amortization	$13,794	$13,338	$13,279
(a) Operating income for our Southeast segment for the years ended September 30, 2016, 2015 and 2014 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million in fiscal 2016, and expense of $13.6 million and $4.3 million in fiscal 2015 and 2014, respectively.

(b) Corporate and unallocated operating loss includes amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the year ended September 30, 2016, the Corporate and unallocated operating loss includes a $15.5 million reduction in home construction expenses resulting from an agreement entered into during the current fiscal year with our third-party insurer to resolve certain issues related to the extent of our insurance coverage (refer to Note 9).
Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by corporate functions that benefit all segments.
The following table contains our capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Capital Expenditures
West	$6,570	$7,348	$6,660
East	2,441	3,692	3,050
Southeast	2,747	3,379	2,979
Corporate and unallocated (a)	461	2,219	1,864
Total capital expenditures	$12,219	$16,638	$14,553
(a) Amount for fiscal 2015 includes non-cash capital expenditure; refer to Note 3.
The following table contains our asset balance by segment as of September 30, 2016 and 2015:

(In thousands)	September 30, 2016	September 30, 2015
Assets
West	$778,521	$843,564
East	344,898	436,346
Southeast	333,501	317,295
Corporate and unallocated (a)	756,238	812,090
Total assets	$2,213,158	$2,409,295
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects and other items that are not allocated to the segments.
(19) Supplemental Guarantor Information
As discussed in Note 8, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes, Term Loan, or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following financial information presents the line items of our consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$215,646	$16,866	$859	$(4,500)	$228,871
Restricted cash	12,867	1,538	—	—	14,405
Accounts receivable (net of allowance of $354)	—	53,225	1	—	53,226
Income tax receivable	292	—	—	—	292
Owned inventory	—	1,569,279	—	—	1,569,279
Investments in unconsolidated entities	773	9,697	—	—	10,470
Deferred tax assets, net	309,955	—	—	—	309,955
Property and equipment, net	—	19,138	—	—	19,138
Investments in subsidiaries	701,931	—	—	(701,931)	—
Intercompany	734,766	—	2,574	(737,340)	—
Other assets	577	6,930	15	—	7,522
Total assets	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$104,174	$—	$—	$104,174
Other liabilities	11,315	122,561	377	—	134,253
Intercompany	2,574	739,266	—	(741,840)	—
Total debt (net of premium/discount and debt issuance costs)	1,320,065	11,813	—	—	1,331,878
Total liabilities	1,333,954	977,814	377	(741,840)	1,570,305
Stockholders’ equity	642,853	698,859	3,072	(701,931)	642,853
Total liabilities and stockholders’ equity	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$232,226	$21,543	$1,006	$(3,192)	$251,583
Restricted cash	37,177	1,724	—	—	38,901
Accounts receivable (net of allowance of $1,052)	—	52,378	1	—	52,379
Income tax receivable	419	—	—	—	419
Owned inventory	—	1,697,590	—	—	1,697,590
Investments in unconsolidated entities	773	12,961	—	—	13,734
Deferred tax assets, net	325,373	—	—	—	325,373
Property and equipment, net	—	22,230	—	—	22,230
Investments in subsidiaries	649,701	—	—	(649,701)	—
Intercompany	913,733	—	2,384	(916,117)	—
Other assets	611	6,471	4	—	7,086
Total assets	$2,160,013	$1,814,897	$3,395	$(1,569,010)	$2,409,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$113,539	$—	$—	$113,539
Other liabilities	31,703	116,718	545	—	148,966
Intercompany	2,384	916,925	—	(919,309)	—
Total debt (net of discount and debt issuance costs)	1,495,503	20,864	—	—	1,516,367
Total liabilities	1,529,590	1,168,046	545	(919,309)	1,778,872
Stockholders’ equity	630,423	646,851	2,850	(649,701)	630,423
Total liabilities and stockholders’ equity	$2,160,013	$1,814,897	$3,395	$(1,569,010)	$2,409,295

Beazer Homes USA, Inc.
Consolidating Statements of Income and Comprehensive Income Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2016
Total revenue	$—	$1,822,114	$156	$(156)	$1,822,114
Home construction and land sales expenses	77,941	1,431,840	—	(156)	1,509,625
Inventory impairments and abandonments	710	14,572	—	—	15,282
Gross (loss) profit	(78,651)	375,702	156	—	297,207
Commissions	—	70,460	—	—	70,460
General and administrative expenses	—	153,524	104	—	153,628
Depreciation and amortization	—	13,794	—	—	13,794
Operating (loss) income	(78,651)	137,924	52	—	59,325
Equity in income of unconsolidated entities	—	131	—	—	131
Loss on extinguishment of debt	(13,423)	—	—	—	(13,423)
Other (expense) income, net	(25,388)	1,061	(3)	—	(24,330)
(Loss) income before income taxes	(117,462)	139,116	49	—	21,703
(Benefit) expense from income taxes	(70,126)	86,605	19	—	16,498
Equity in income of subsidiaries	52,541	—	—	(52,541)	—
Income from continuing operations	5,205	52,511	30	(52,541)	5,205
Loss from discontinued operations, net of tax	—	(503)	(9)	—	(512)
Equity in loss of subsidiaries	(512)	—	—	512	—
Net income and comprehensive income	$4,693	$52,008	$21	$(52,029)	$4,693
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2015
Total revenue	$—	$1,627,413	$198	$(198)	$1,627,413
Home construction and land sales expenses	55,006	1,297,052	—	(198)	1,351,860
Inventory impairments and abandonments	—	3,109	—	—	3,109
Gross (loss) profit	(55,006)	327,252	198	—	272,444
Commissions	—	65,023	—	—	65,023
General and administrative expenses	—	142,391	105	—	142,496
Depreciation and amortization	—	13,338	—	—	13,338
Operating (loss) income	(55,006)	106,500	93	—	51,587
Equity in income of unconsolidated entities	—	536	—	—	536
Loss on extinguishment of debt	(80)	—	—	—	(80)
Other expense, net	(29,752)	(258)	(3)	—	(30,013)
(Loss) income before income taxes	(84,838)	106,778	90	—	22,030
(Benefit) expense from income taxes	(32,275)	(292,326)	32	—	(324,569)
Equity in income of subsidiaries	399,162	—	—	(399,162)	—
Income from continuing operations	346,599	399,104	58	(399,162)	346,599
Loss from discontinued operations, net of tax	—	(2,495)	(10)	—	(2,505)
Equity in loss of subsidiaries	(2,505)	—	—	2,505	—
Net income	$344,094	$396,609	$48	$(396,657)	$344,094
Change in unrealized loss related to available-for-sale securities	1,276	—	—	—	1,276
Comprehensive income	$345,370	$396,609	$48	$(396,657)	$345,370

Beazer Homes USA, Inc.
 Consolidating Statements of Income and Comprehensive Income Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2014
Total revenue	$—	$1,463,767	$379	$(379)	$1,463,767
Home construction and land sales expenses	39,255	1,153,125	—	(379)	1,192,001
Inventory impairments and abandonments	245	8,062	—	—	8,307
Gross (loss) profit	(39,500)	302,580	379	—	263,459
Commissions	—	58,028	—	—	58,028
General and administrative expenses	—	136,349	114	—	136,463
Depreciation and amortization	—	13,279	—	—	13,279
Operating (loss) income	(39,500)	94,924	265	—	55,689
Equity in income of unconsolidated entities	—	6,545	—	—	6,545
Loss on extinguishment of debt	(19,917)	—	—	—	(19,917)
Other (expense) income, net	(50,786)	1,600	(5)	—	(49,191)
(Loss) income before income taxes	(110,203)	103,069	260	—	(6,874)
(Benefit) expense from income taxes	(14,247)	(27,642)	92	—	(41,797)
Equity in income of subsidiaries	130,879	—	—	(130,879)	—
Income from continuing operations	34,923	130,711	168	(130,879)	34,923
Loss from discontinued operations, net of tax	—	(532)	(8)	—	(540)
Equity in loss of subsidiaries	(540)	—	—	540	—
Net income	$34,383	$130,179	$160	$(130,339)	$34,383
Change in unrealized loss related to available-for-sale securities	(1,276)	—	—	—	(1,276)
Comprehensive income	$33,107	$130,179	$160	$(130,339)	$33,107

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2016
Net cash (used in) provided by operating activities	$(56,218)	$219,401	$(158)	$—	$163,025
Cash flows from investing activities:
Capital expenditures	—	(12,219)	—	—	(12,219)
Proceeds from sale of fixed assets	—	2,624	—	—	2,624
Investments in unconsolidated entities	—	(4,241)	—	—	(4,241)
Return of capital from unconsolidated entities	—	1,142	—	—	1,142
Increases in restricted cash	(2,388)	(3,464)	—	—	(5,852)
Decreases in restricted cash	26,698	3,650	—	—	30,348
Advances to/from subsidiaries	203,690	—	11	(203,701)	—
Net cash provided by (used in) investing activities	228,000	(12,508)	11	(203,701)	11,802
Cash flows from financing activities:
Repayment of debt	(819,044)	(9,177)	—	—	(828,221)
Proceeds from issuance of new debt	642,150	—	—	—	642,150
Repayment of borrowing from credit facility	(90,000)	—	—	—	(90,000)
Borrowing from credit facility	90,000	—	—	—	90,000
Debt issuance costs	(11,246)	—	—	—	(11,246)
Other financing activities	(222)	—	—	—	(222)
Advances to/from subsidiaries	—	(202,393)	—	202,393	—
Net cash (used in) provided by financing activities	(188,362)	(211,570)	—	202,393	(197,539)
Decrease in cash and cash equivalents	(16,580)	(4,677)	(147)	(1,308)	(22,712)
Cash and cash equivalents at beginning of period	232,226	21,543	1,006	(3,192)	251,583
Cash and cash equivalents at end of period	$215,646	$16,866	$859	$(4,500)	$228,871

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2015
Net cash (used in) provided by operating activities	$(388,584)	$307,668	$(133)	$—	$(81,049)
Cash flows from investing activities:
Capital expenditures	—	(15,964)	—	—	(15,964)
Investments in unconsolidated entities	—	(4,944)	—	—	(4,944)
Return of capital from marketable securities unconsolidated entities	—	24,245	—	—	24,245
Increases in restricted cash	(2,982)	(2,564)	—	—	(5,546)
Decreases in restricted cash	27,751	1,835	—	—	29,586
Advances to/from subsidiaries	302,569	—	25	(302,594)	—
Net cash provided by investing activities	327,338	2,608	25	(302,594)	27,377
Cash flows from financing activities:
Repayment of debt	(8,703)	(9,870)	—	—	(18,573)
Repayment of borrowing from credit facility	(75,000)	—	—	—	(75,000)
Borrowing from credit facility	75,000	—	—	—	75,000
Debt issuance costs	(126)	—	—	—	(126)
Other financing activities	(200)	—	—	—	(200)
Dividends paid	500	—	(500)	—	—
Advances to/from subsidiaries	21	(300,897)	—	300,876	—
Net cash used in financing activities	(8,508)	(310,767)	(500)	300,876	(18,899)
Decrease in cash and cash equivalents	(69,754)	(491)	(608)	(1,718)	(72,571)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$232,226	$21,543	$1,006	$(3,192)	$251,583

Fiscal Year Ended September 30, 2014
Net cash (used in) provided by operating activities	$(119,074)	$(41,429)	$34	$—	$(160,469)
Cash flows from investing activities:
Capital expenditures	—	(14,553)	—	—	(14,553)
Investments in unconsolidated entities	—	(5,218)	—	—	(5,218)
Return of capital from unconsolidated entities	—	1,703	—	—	1,703
Increases in restricted cash	(14,111)	(1,497)	—	—	(15,608)
Decreases in restricted cash	39	1,606	—	—	1,645
Advances to/from subsidiaries	(78,951)	—	—	78,951	—
Net cash used in investing activities	(93,023)	(17,959)	—	78,951	(32,031)
Cash flows from financing activities:
Repayment of debt	(305,061)	(2,541)	—	—	(307,602)
Proceeds from issuance of new debt	325,000	—	—	—	325,000
Debt issuance costs	(5,490)	—	—	—	(5,490)
Other financing activities	287	—	—	—	287
Advances to/from subsidiaries	—	77,639	(57)	(77,582)	—
Net cash provided by (used in) financing activities	14,736	75,098	(57)	(77,582)	12,195
(Decrease) increase in cash and cash equivalents	(197,361)	15,710	(23)	1,369	(180,305)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$301,980	$22,034	$1,614	$(1,474)	$324,154

(20) Discontinued Operations
We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase stockholder value. This review entails an evaluation of both external market factors and our position in each market, and over time has resulted in the decision to discontinue certain of our homebuilding operations. During our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division; therefore, it is no longer considered an active operation. However, the results of our New Jersey division are not included in the discontinued operations information shown below.
We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of income for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2016 or September 30, 2015. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of income. The results of our discontinued operations in the consolidated statements of income were as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2016	2015	2014
Total revenue	$—	$1,030	$3,864
Home construction and land sales expenses (a)	668	4,518	4,768
Gross loss	(668)	(3,488)	(904)
General and administrative expenses (b)	137	380	(351)
Operating loss	(805)	(3,868)	(553)
Equity in income of unconsolidated entities	12	—	—
Other income, net	6	5	8
Loss from discontinued operations before income taxes	(787)	(3,863)	(545)
Benefit from income taxes	(275)	(1,358)	(5)
Loss from discontinued operations, net of tax	$(512)	$(2,505)	$(540)
(a) The year ended September 30, 2015 included a $3.7 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operations in Denver, Colorado.
(b) The year ended September 30, 2014 included approximately $1.9 million of recoveries received for legal fees related to outstanding matters in Denver, Colorado.

(21) Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information is as follows for the periods presented:

(In thousands, except per share data)	Quarter Ended
Fiscal 2016	December 31	March 31	June 30	September 30
Total revenue	$344,449	$385,607	$459,937	$632,121
Gross profit (a)	57,582	59,566	77,653	102,406
Operating income	9,148	3,030	16,309	30,838
Net income (loss) from continuing operations (b)	1,199	(1,312)	6,107	(789)
Basic EPS from continuing operations (c)	$0.04	$(0.04)	$0.19	$(0.03)
Diluted EPS from continuing operations (c)	$0.04	$(0.04)	$0.19	$(0.03)

Fiscal 2015
Total revenue	$265,764	$299,359	$429,438	$632,852
Gross profit (a)	35,218	53,913	76,108	107,205
Operating (loss) income	(9,490)	6,436	17,696	36,945
Net (loss) income from continuing operations (b)	(18,086)	(2,060)	12,221	354,524
Basic EPS from continuing operations (c)	$(0.68)	$(0.08)	$0.46	$11.42
Diluted EPS from continuing operations (c)	$(0.68)	$(0.08)	$0.38	$11.16

(a)	Gross profit in fiscal 2016 and 2015 includes inventory impairment and abandonments as follows:

(In thousands)	Fiscal 2016	Fiscal 2015
1st Quarter	$1,356	$—
2nd Quarter	1,825	—
3rd Quarter	11,917	249
4th Quarter	184	2,860
	$15,282	$3,109
(b) Net income (loss) from continuing operations in fiscal 2016 and 2015 includes gain (loss) on extinguishment of debt as follows:

(In thousands)	Fiscal 2016	Fiscal 2015
1st Quarter	$(828)	$—
2nd Quarter	(1,631)	—
3rd Quarter	429	—
4th Quarter	(11,393)	(80)
	$(13,423)	$(80)
Additionally, net income from continuing operations for the quarter ended September 30, 2015 includes the $335.2 million release of a substantial portion of the valuation allowance on our deferred tax assets; refer to discussion in Note 13.
(c) Amounts shown above for EPS for the quarterly periods are calculated separately from the full fiscal year amounts. Accordingly, quarterly amounts will not add to the respective annual amount.

(22) Subsequent Event
On October 13, 2016, we executed a Third Amendment to the Facility. The Third Amendment (1) extends the termination date of the Facility from January 15, 2018 to February 15, 2019; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $145.0 million to $180.0 million; (3) reduces the aggregate collateral ratio (as defined by the underlying Credit Agreement) from 5.00 to 1.00 to 4.00 to 1.00; and (4) reduces the after-acquired exclusionary condition (also as defined by the underlying Credit Agreement) from $1.0 billion to $800.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2016, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2016 of the Company and our report dated November 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 15, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016, at a reasonable assurance level.
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
Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016, utilizing the criteria described in the “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of September 30, 2016. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of September 30, 2016. The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
As previously reported, in February 2011, our stockholders approved an amendment to our Certificate of Incorporation (the “Protective Amendment”) that provides that certain transfers of our common stock are prohibited and void ab initio if the effect of the transfer would be to: (1) increase the ownership of our common stock by any person from less than 4.95% to 4.95% or more; or (2) increase the percentage of our common stock owned by a person owning 4.95% or more of our common stock. In February 2013, our stockholders approved an amendment to our Certificate of Incorporation in order to extend the term of the Protective Amendment to November 12, 2016.
At our 2016 Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), to extend the term of the Protective Amendment to November 12, 2019. On November 11, 2016, we filed the Charter Amendment with the Delaware Secretary of State, and it became effective on such date. A copy of the Charter Amendment is attached hereto as Exhibit 3.8.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2017.
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2017.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2017.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2017.

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

3.7	—	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010)
3.8	—	Certificate of Amendment, dated November 11, 2016, to the Amended and Restated Certificate of Incorporation of the Company, as amended
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-K filed on November 10, 2015)
4.2	—
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

4.4	—	Reserved.
4.5	—	Reserved.
4.6	—
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

4.10	—	Reserved.
4.11	—
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

4.12	—	Reserved.

4.13	—
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

4.26	—
Indenture for 8.750% Senior Notes due 2022, dated September 21, 2016, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 21, 2016)

4.27	—	Form of 8.750% Senior Note due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 21, 2016)
4.28	—
Supplemental Indenture for 8.750% Senior Notes due 2022, dated September 30, 2016, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2016)

4.29	—
Registration Rights Agreement, dated as of September 21, 2016, by and among Beazer Homes USA, Inc. and Credit Suisse Securities (USA) LLC (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed September 21, 2016)

4.30	—
Registration Rights Agreement, dated as of September 30, 2016, by and among Beazer Homes USA, Inc. and Credit Suisse Securities (USA) LLC (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed September 30, 2016)

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
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 4, 2016)

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

10.28	—
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

10.30	—
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

10.32	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Deutsche Bank AG Cayman Islands Branch (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed on August 9, 2012)

10.33	—
Second Amended and Restated Credit Agreement, dated as of September 24, 2012, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on September 26, 2012)

10.34	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-K filed on November 13, 2014)

10.35	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent.

10.36	—	Credit Agreement, dated March 11, 2016, by and between Beazer Homes USA, Inc. and Wilmington Trust (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 11, 2016)
10.37	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2016, by and among Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 13, 2016)

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

Date:	November 15, 2016	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 15, 2016	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director and Non-Executive Chairman of the Board

Date:	November 15, 2016	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President, Chief Executive Officer and Director

Date:	November 15, 2016	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 15, 2016	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 15, 2016	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Chairman Emeritus

Date:	November 15, 2016	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 15, 2016	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 15, 2016	By:		/s/ Norma Provencio
			Name:	Norma Provencio
Director

Date:	November 15, 2016	By:		/s/ Larry T. Solari
			Name:	Larry T. Solari
Director

Date:	November 15, 2016	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer