Form 10-Q
period 2016-12-31
BEAZER HOMES USA INC
filed 2017-02-09
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at February 3, 2017
Common Stock, $0.001 par value	33,544,628

BEAZER HOMES USA, INC.
FORM 10-Q

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as Item 1A of this Form 10-Q. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	continuing severe weather conditions or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	estimates related to the potential recoverability of our deferred tax assets and a potential reduction in corporate tax rates that could reduce the usefulness of our existing deferred tax assets;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	September 30, 2016
ASSETS
Cash and cash equivalents	$158,623	$228,871
Restricted cash	15,963	14,405
Accounts receivable (net of allowance of $350 and $354, respectively)	51,797	53,226
Income tax receivable	288	292
Owned inventory	1,618,544	1,569,279
Investments in unconsolidated entities	5,065	10,470
Deferred tax assets, net	312,666	309,955
Property and equipment, net	19,335	19,138
Other assets	5,862	7,522
Total assets	$2,188,143	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$86,730	$104,174
Other liabilities	121,711	134,253
Total debt (net of premium of $1,535 and $1,482, respectively, and debt issuance costs of $14,509 and $15,514, respectively)	1,336,483	1,331,878
Total liabilities	1,544,924	1,570,305
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,545,721 issued and outstanding and 33,071,331 issued and outstanding, respectively)	34	33
Paid-in capital	867,084	865,290
Accumulated deficit	(223,899)	(222,470)
Total stockholders’ equity	643,219	642,853
Total liabilities and stockholders’ equity	$2,188,143	$2,213,158

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended
	December 31,
	2016	2015
Total revenue	$339,241	$344,449
Home construction and land sales expenses	285,578	285,511
Inventory impairments and abandonments	—	1,356
Gross profit	53,663	57,582
Commissions	13,323	13,774
General and administrative expenses	36,388	31,669
Depreciation and amortization	2,677	2,991
Operating income	1,275	9,148
Equity in income of unconsolidated entities	22	60
Loss on extinguishment of debt	—	(828)
Other expense, net	(5,196)	(6,565)
Income (loss) from continuing operations before income taxes	(3,899)	1,815
Expense (benefit) from income taxes	(2,540)	616
Income (loss) from continuing operations	(1,359)	1,199
Loss from discontinued operations, net of tax	(70)	(200)
Net income (loss) and comprehensive income (loss)	$(1,429)	$999
Weighted average number of shares:
Basic	31,893	31,757
Diluted	31,893	31,844
Basic income (loss) per share:
Continuing operations	$(0.04)	$0.04
Discontinued operations	$—	$(0.01)
Total	$(0.04)	$0.03
Diluted income (loss) per share:
Continuing operations	$(0.04)	$0.04
Discontinued operations	$—	$(0.01)
Total	$(0.04)	$0.03

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,429)	$999
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,677	2,991
Stock-based compensation expense	2,176	1,756
Inventory impairments and abandonments	—	1,356
Deferred and other income tax expense (benefit)	(2,707)	318
Write-off of deposit on legacy land investment	2,700	—
Gain on sale of fixed assets	(46)	(771)
Change in allowance for doubtful accounts	(4)	(131)
Equity in income of unconsolidated entities	(22)	(60)
Cash distributions of income from unconsolidated entities	6	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,433	1,955
Decrease in income tax receivable	4	150
Increase in inventory	(39,543)	(28,168)
Decrease in other assets	1,906	1,660
Decrease in trade accounts payable	(17,444)	(32,144)
Decrease in other liabilities	(12,541)	(27,760)
Net cash used in operating activities	(62,834)	(77,849)
Cash flows from investing activities:
Capital expenditures	(2,874)	(2,663)
Proceeds from sale of fixed assets	46	2,437
Investments in unconsolidated entities	(1,397)	(1,779)
Return of capital from unconsolidated entities	1,621	1,142
Increases in restricted cash	(3,646)	(1,119)
Decreases in restricted cash	2,088	669
Net cash used in investing activities	(4,162)	(1,313)
Cash flows from financing activities:
Repayment of debt	(2,525)	(26,926)
Debt issuance costs	(340)	(413)
Other financing activities	(387)	(201)
Net cash used in financing activities	(3,252)	(27,540)
Decrease in cash and cash equivalents	(70,248)	(106,702)
Cash and cash equivalents at beginning of period	228,871	251,583
Cash and cash equivalents at end of period	$158,623	$144,881

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
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (2016 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of our consolidated operations presented herein for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in our operations and other factors. For further information and a discussion of our significant accounting policies other than those discussed below, refer to Note 2 to the audited consolidated financial statements within our 2016 Annual Report.
Basis of Consolidation. These unaudited condensed consolidated financial statements present the consolidated balance sheet, income (loss), comprehensive income (loss) and cash flows of the Company, including its consolidated subsidiaries. Intercompany balances have been eliminated in consolidation.
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of income for all periods presented (see Note 16 for a further discussion of our discontinued operations).
We evaluated events that occurred after the balance sheet date but before these financial statements were issued for accounting treatment and disclosure.
Our fiscal 2017 began on October 1, 2016 and ends on September 30, 2017. Our fiscal 2016 began on October 1, 2015 and ended on September 30, 2016.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2016 Annual Report. Our homebuilding inventories that are accounted for as held for development (development projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.
Recent Accounting Pronouncements.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We continue to evaluate the impact of ASU 2014-09 on our consolidated financial statements and have been involved in industry-specific discussions with the FASB on the treatment of certain items. However, due to the nature of our operations and simplicity of our revenue recognition model, we do not anticipate the adoption of ASU 2014-09 to result in a significant impact to our financial statements. Nonetheless, we are still evaluating the impact of specific parts of this ASU, and expect our revenue-related disclosures to change.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to record most leases on their balance sheets. The timing and classification of lease-related expenses for lessees will depend on whether a lease is determined to be a finance lease or an operating lease using updated criteria within ASU 2016-02. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Regardless of lease type, the lessee will recognize a right-of-use asset, representing the right to use the identified asset during the lease term, and a related lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the current lease accounting rules. The guidance within ASU 2016-02 will be effective for the Company's first fiscal year beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach, which requires application of the standard at the beginning of the earliest comparative period presented, with certain optional practical expedients. ASU 2016-02 also requires significantly enhanced disclosures around an entity's leases and the related accounting. We continue to evaluate the impact of ASU 2016-02 on our consolidated financial statements. However, a large majority of our leases are for office space, which we have determined will be treated as operating leases under ASU 2016-02. As such, we anticipate recording a right-of-use asset and related lease liability for these leases, but we do not expect our expense recognition pattern to change. Therefore, we do not anticipate any significant change to our statements of income or cash flows as a result of adopting ASU 2016-02.
Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown in the statement of cash flows. Additionally, an entity is to reconcile its cash and cash equivalents as per its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. The guidance within ASU 2016-18 will be effective for the Company's first fiscal year beginning after December 15, 2017, with early adoption permitted. While we continue to evaluate the impact of ASU 2016-18 on our financial statements, we expect the impact to be as follows: (1) changes in our restricted cash balances will no longer be shown in our statements of cash flows (within investing activities), as these balances will be included in the beginning and ending cash balances in our statements of cash flows and (2) we will include in our disclosures a reconciliation between our cash balances presented on our balance sheets with the amounts presented in our statements of cash flows.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2016	2015
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$5,197	$3,769
Land acquisitions for debt	5,555	—
Supplemental disclosure of cash activity:
Interest payments	11,824	39,740
Income tax payments	178	146
Tax refunds received	4	150
(a) For the three months ended December 31, 2016 and December 31, 2015, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures.

(4) Investments in Unconsolidated Entities
As of December 31, 2016, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2016 and September 30, 2016:

(In thousands)	December 31, 2016	September 30, 2016
Beazer’s investment in unconsolidated entities	$5,065	$10,470
Total equity of unconsolidated entities	14,585	31,615
Total outstanding borrowings of unconsolidated entities	17,725	14,702
For the three months ended December 31, 2016 and 2015, there were no impairments related to our investments in these unconsolidated entities.
Our equity in income from unconsolidated entity activities for the three months ended December 31, 2016 and 2015 was $22 thousand and $60 thousand, respectively.

Guarantees. Our joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our joint venture partners have provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of December 31, 2016 and September 30, 2016, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2016 and 2015, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of December 31, 2016 and September 30, 2016:

(In thousands)	December 31, 2016	September 30, 2016
Homes under construction	$422,493	$377,191
Development projects in progress	778,078	742,417
Land held for future development	172,824	213,006
Land held for sale	28,021	29,696
Capitalized interest	144,299	138,108
Model homes	72,829	68,861
Total owned inventory	$1,618,544	$1,569,279

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction. We had 162 (with a cost of $47.1 million) and 178 (with a cost of $56.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of December 31, 2016 and September 30, 2016, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).
Total owned inventory, by reportable segment, is presented by category in the table below as of December 31, 2016 and September 30, 2016:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2016
West Segment	$619,044	$147,861	$7,699	$774,604
East Segment	305,593	14,004	18,010	337,607
Southeast Segment	297,336	10,959	1,212	309,507
Corporate and unallocated (b)	195,726	—	1,100	196,826
Total	$1,417,699	$172,824	$28,021	$1,618,544
September 30, 2016
West Segment	$586,420	$172,015	$6,577	$765,012
East Segment	276,785	30,036	20,930	327,751
Southeast Segment	276,385	10,955	1,090	288,430
Corporate and unallocated (b)	186,987	—	1,099	188,086
Total	$1,326,577	$213,006	$29,696	$1,569,279
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within Corporate and unallocated.
Land held for sale amount includes parcels held by our discontinued operations.
Inventory Impairments. When conducting our community level review for the recoverability of our inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry gross margins in backlog and in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to gross margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it is prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets, in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the quarter ended December 31, 2016, there were eight communities on our watch list, seven in our West segment and the other in our East segment. However, none of these communities required further analysis to be performed after considering certain qualitative factors. For the quarter ended December 31, 2015, there were no communities on our quarterly watch list that required further impairment analysis to be performed.

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

From time-to-time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record a charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan or, in limited circumstances, are not suitable for building due to regulatory or environmental restrictions that are enacted.

We did not have any land held for sale inventory impairments, nor did we have any abandonment charges, during the three months ended December 31, 2016. The following table presents, by reportable segment, our total impairment and abandonment charges for the three months ended December 31, 2015:

Three Months Ended December 31,
(In thousands)	2015
Land Held for Sale:
East	$197
Southeast	371
Total impairment charges on land held for sale	$568
Abandonments:
Southeast	$788
Total abandonments charges	$788
Total impairment and abandonment charges	$1,356
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2016 and September 30, 2016:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of December 31, 2016
Unconsolidated lot option agreements	$78,001	$412,881
As of September 30, 2016
Unconsolidated lot option agreements	$80,433	$446,414

(6) Interest
Our ability to capitalize interest incurred during the three months ended December 31, 2016 and 2015 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
(In thousands)	2016	2015
Capitalized interest in inventory, beginning of period	$138,108	$123,457
Interest incurred	27,087	30,088
Interest expense not qualified for capitalization and included as other expense (a)	(5,252)	(7,432)
Capitalized interest amortized to home construction and land sales expenses (b)	(15,644)	(13,651)
Capitalized interest in inventory, end of period	$144,299	$132,462
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
(7) Borrowings
As of December 31, 2016 and September 30, 2016, we had the following debt, net of premiums/discounts and unamortized debt issuance costs:

(In thousands)	Maturity Date	December 31, 2016	September 30, 2016
5 3/4% Senior Notes	June 2019	$321,393	$321,393
7 1/2% Senior Notes	September 2021	198,000	198,000
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	199,834	199,834
Unamortized debt premium, net		2,260	2,362
Unamortized debt issuance costs		(13,314)	(14,063)
Total Senior Notes, net		1,208,173	1,207,526
Term Loan (net of unamortized discount of $725 and $880, respectively, and unamortized debt issuance costs of $1,195 and $1,451, respectively)	March 2018	53,080	52,669
Junior Subordinated Notes (net of unamortized accretion of $40,387 and $40,903, respectively)	July 2036	60,387	59,870
Other Secured Notes payable	Various Dates	14,843	11,813
Total debt, net		$1,336,483	$1,331,878
Secured Revolving Credit Facility. Our Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On October 13, 2016, we executed a third amendment (the Third Amendment) to the Facility. The Third Amendment (1) extended the termination date of the Facility from January 15, 2018 to February 15, 2019; (2) increased the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $145.0 million to $180.0 million; (3) reduced the aggregate collateral ratio (as defined by the underlying Credit Agreement) from 5.00 to 1.00 to 4.00 to 1.00; and (4) reduced the after-acquired exclusionary condition (also as defined by the underlying Credit Agreement) from $1.0 billion to $800.0 million. The facility continues to be with three lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2016 Annual Report.
As of December 31, 2016 and September 30, 2016, we had no borrowings outstanding under the Facility. As of December 31, 2016, we had $37.5 million in letters of credit outstanding under the Facility, leaving us with $142.5 million in remaining capacity. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of December 31, 2016, we were in compliance with all such covenants.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of December 31, 2016 and September 30, 2016, we had letters of credit outstanding under these additional facilities of $11.5 million and $12.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of December 31, 2016.
The table below summarizes the redemption terms for our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
5 3/4% Senior Notes	April 2014	June 2019
Callable at any time before March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after March 15, 2019, callable at 100% of the principal amount plus, in each case, accrued and unpaid interest

7 1/2% Senior Notes	September 2013	September 2021
Callable at a redemption price equal to 105.625% of the principal amount; on or after September 15, 2017, callable at a redemption price equal to 103.75% of the principal amount; on or after September 15, 2018, callable at a redemption price equal to 101.875% of the principal amount; on or after September 15, 2019, callable at 100% of the principal amount plus, in each case, accrued and unpaid interest

8 3/4% Senior Notes	September 2016	March 2022
Callable at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after March 15, 2019, callable at a redemption price equal to 104.375% of the principal amount; on or after March 15, 2020, callable at a redemption price equal to 102.188% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 100% of the principal amount plus, in each case, accrued and unpaid interest

7 1/4% Senior Notes	February 2013	February 2023
Callable at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; on or after February 1, 2019, callable at a redemption price equal to 102.41% of the principal amount; on or after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount; on or after February 1, 2021, callable at 100% of the principal amount plus, in each case, accrued and unpaid interest

During the first quarter of our fiscal 2016, we paid down $22.9 million of the then outstanding Senior Notes due June 2016, which resulted in a loss on extinguishment of debt of $0.8 million.
Term Loan. In March 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). The Term Loan requires quarterly principal payments of $17.5 million that started on June 30, 2016, and bears interest at the London Interbank Offered Rate (LIBOR) plus 550 basis points (6.750% as of December 31, 2016). The Term Loan will mature and all remaining amounts outstanding thereunder will be due and payable on March 11, 2018, but can be pre-paid at any time without penalty. In addition to regularly scheduled payments on the Term Loan made during our fiscal 2016, we made a prepayment of $50.0 million during the fourth quarter of fiscal 2016.
Substantially all of our subsidiaries are guarantors of the obligations under the Credit Agreement. Collectively, we granted security interests and mortgage liens on substantially all of our tangible and intangible assets on a second lien basis, since they are subordinate to those that exist on the Facility.

The Credit Agreement contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Credit Agreement) to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments and create liens on assets of the Company or its restricted subsidiaries; these covenants are similar to existing covenants under our Senior Notes. In addition, the Credit Agreement requires the Company’s inventory (as defined in the Credit Agreement) to be no less than $1.25 billion as of the last day of any fiscal quarter. The Credit Agreement also includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due; the failure to perform or the violation of any covenant or agreement; inaccurate or false representations or warranties; a default on other material indebtedness, insolvency or bankruptcy; a change of control; and the occurrence of certain material judgments against the Company. As of December 31, 2016, we were in compliance with all such covenants.
Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.02% as of December 31, 2016 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility, the Senior Notes and the Term Loan. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2016, the unamortized accretion was $40.4 million and will be amortized over the remaining life of the notes. As of December 31, 2016, we were in compliance with all covenants under our Junior Subordinated Notes.
Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of December 31, 2016 and September 30, 2016, we had outstanding secured notes payable of $14.8 million and $11.8 million, respectively, primarily related to land acquisitions. These secured notes payable related to land acquisitions have varying expiration dates between 2017 and 2019, and have a weighted-average fixed interest rate of 3.12% as of December 31, 2016. These notes are secured by the real estate to which they relate.
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

Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2016	2015
Balance at beginning of period	$39,131	$27,681
Accruals for warranties issued (a)	2,658	2,615
Changes in liability related to warranties existing in prior periods (b)	5,392	10,600
Payments made (b)	(14,872)	(11,983)
Balance at end of period	$32,309	$28,913
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.
(b) Changes in liability related to warranties existing and payments made in all periods presented are elevated due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).
Florida Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). These issues continued to be reported to us throughout our fiscal 2015 and fiscal 2016. Other builders were also dealing with stucco issues, some of which also received local media coverage. Through December 31, 2016, we cumulatively recorded charges related to these issues of $83.2 million (of which $9.0 million was recorded in the three months ended December 31, 2015). As of September 30, 2016, the accrual to cover outstanding payments and potential repair costs for the impacted homes was $22.6 million, after considering the repair costs already paid. For an additional discussion of this matter and the related expenses recorded in prior periods, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report.
During the first quarter of our fiscal 2017, the number of homeowner calls beyond those anticipated based on our procedures and previous call history continued to trend down. However, largely due to increased cost estimates for repairs of homes discovered in more recent periods, we recorded additional warranty expense related to the Florida stucco issues of $4.6 million during the three months ended December 31, 2016. As of December 31, 2016, 705 homes have been identified as likely to require repairs (an increase of 16 homes over those that were anticipated to require repairs as of the end of our fiscal 2016), of which 510 homes have been repaired. We made payments related to the Florida stucco issues of $10.0 million during the three months ended December 31, 2016, including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $17.2 million as of December 31, 2016, which is included in our overall warranty liability detailed above. As of December 31, 2016, other homes in the impacted communities remain within the period of the applicable statute of repose, but as of the end of the current quarter are not deemed likely to require repairs and, accordingly, no reserve has been established for these homes. The cost to repair these homes would be approximately $4.2 million if the current cost estimates were applied to these additional homes.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. The current quarter charges were offset by additional insurance recoveries; for a discussion of the amounts we have already recovered or anticipate recovering from our insurer, refer to “Insurance Recoveries” section below.
In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurer, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited condensed consolidated financial statements as of December 31, 2016. Any amounts recovered from our subcontractors related to homes closed during policy years for which we have exceeded the deductible in our insurance policies would be remitted to our insurers, while recoveries in other policy years would be retained by us.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the Florida stucco issues discussed above. As such, beginning with the first quarter of our fiscal 2015, we expect a substantial majority of additional costs incurred for warranty work on homes within these policy years to be reimbursed by our insurers. For one policy year, our accruals have exceeded the insurance claim limit for one division under our first layer of coverage; however, we expect to claim and recover such amounts under our excess insurance coverage.
Warranty expense beyond the deductibles set in our insurance policies was recorded related to homes impacted by the Florida stucco issues, as well as other various warranty issues that are in excess of our insurance thresholds, resulting in our recognition of $3.9 million in insurance recoveries during the three months ended December 31, 2016 that we deem probable of receiving; this amount largely offset the current quarter expense related to the Florida stucco issues. For the three months ended December 31, 2015, $13.7 million was recorded in insurance recoveries. The recoveries recorded during the prior year quarter were $3.6 million greater than the underlying expense related to the Florida stucco issues of $9.0 million, as we began to recover more costs than initially anticipated. The remaining recovery amount during the first quarter of fiscal 2016 related to expenditures for warranty issues that were individually immaterial but were also in excess of our insurance thresholds.
Amounts recorded for anticipated insurance recoveries are reflected within our consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer are recorded on a gross basis (i.e. not net of any associated warranty expense) as a receivable within accounts receivable on our consolidated balance sheets.
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
Litigation
From time-to-time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of December 31, 2016, no liability has been recorded for any additional claims related to this matter, as such exposure is not both probable and reasonably estimable.
A purported class action lawsuit was filed on July 7, 2016 against the Company in Maricopa County Arizona Superior Court on behalf of all homeowners in Arizona that purchased homes from the Company that included a certain type of roof underlayment. The complaint alleges various construction defects, but principally claims that the roof underlayment is susceptible to leaks and was not installed in accordance with best practices. We removed this case to federal court and filed motions to dismiss the class action allegations on various grounds. The plaintiffs have now withdrawn the class action allegations without prejudice and filed an amended complaint. In light of the dismissal of the class action allegations, the Company is handling this matter in the ordinary course of defending against alleged construction defect claims covered by the Company’s warranty. As such, the Company does not plan to report further on this case in future periodic reports.
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
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). For a further discussion of the HUD Agreement, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report. During the three months ended December 31, 2015, we accrued $1.2 million related to the HUD Agreement, which was recorded within general and administrative expenses (G&A) in our consolidated statement of income.
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

We have an accrual of $9.2 million and $10.2 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of December 31, 2016 and September 30, 2016, respectively.
We had outstanding letters of credit and performance bonds of approximately $49.0 million and $220.5 million, respectively, as of December 31, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of December 31, 2016.
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value on assets deemed to be impaired are determined based upon the type of asset being evaluated. The fair value of our owned inventory assets, when required to be calculated, is discussed within Notes 2 and 5. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities.
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
The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Three Months Ended December 31, 2016
Deferred compensation plan assets (a)	$—	$1,006	$—		$1,006
Three Months Ended December 31, 2015
Deferred compensation plan assets (a)	—	747	—		747
Land held for sale (b)	—	—	16,213	(c)	16,213
As of September 30, 2016
Deferred compensation plan assets (a)	—	765	—		765
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
(c) Amount represents the impairment-date fair value of certain land held for sale assets that were impaired during the three months ended December 31, 2015.
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

The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of December 31, 2016 and September 30, 2016:

	As of December 31, 2016		As of September 30, 2016
(In thousands)	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,208,173	$1,282,912	$1,207,526	$1,253,614
Term Loan	53,080	53,080	52,669	52,669
Junior Subordinated Notes	60,387	60,387	59,870	59,870
	$1,321,640	$1,396,379	$1,320,065	$1,366,153
(a) Carrying amounts are net of unamortized debt premium/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(10) Income Taxes
Income Tax Provision. Our income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Our total income tax benefit, including discontinued operations, was $2.6 million for the three months ended December 31, 2016, compared to income tax expense of $0.6 million for the three months ended December 31, 2015. Our current quarter income tax benefit was primarily driven by (1) the loss in earnings from continuing operations in the current period and (2) the Company's completion of work necessary to claim an additional $1.2 million in tax credits, which were recorded in the current quarter but related to our fiscal 2016. The tax expense for the three months ended December 31, 2015 was primarily driven by our earnings from continuing operations.
Deferred Tax Assets and Liabilities. The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it “is more likely than not” that some portion of these deferred tax assets will not be realized. As of September 30, 2016 and again as of December 31, 2016, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As of December 31, 2016, our conclusions on the valuation allowance of $66.3 million and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2016 and are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2016 Annual Report.
Miscellaneous Tax Matters. In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for our fiscal 2007 and subsequent years.
(11) Stock-based Compensation
Our total stock-based compensation expense is included in G&A in our consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended December 31,
(In thousands)	2016	2015
Stock options expense	$107	$148
Restricted stock awards expense	2,069	1,608
Before tax stock-based compensation expense	2,176	1,756
Tax benefit	(774)	(597)
After tax stock-based compensation expense	$1,402	$1,159
During the three months ended December 31, 2016 and 2015, employees surrendered 30,018 shares and 14,536 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued this stock at the market price on the date of surrender, for an aggregate value of approximately $387,000 and $201,000 for the three months ended December 31, 2016 and 2015, respectively.
Stock Options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of December 31, 2016, the intrinsic value of our stock options outstanding, vested and expected to vest and exercisable were $0.7 million, $0.7 million and $0.3 million, respectively. As of December 31, 2016 and September 30, 2016, there was $0.5 million and $0.4 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of December 31, 2016 is expected to be recognized over a weighted-average period of 2.0 years.

During the three months ended December 31, 2016, we issued 27,110 stock options, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the Employee Stock Option Program (EOP; refer to Note 16 of the notes to the consolidated financial statements in our 2016 Annual Report). We used the following assumptions for stock options granted, which derived the weighted average fair value shown, for the period presented:

Three Months Ended
December 31, 2016
Expected life of options	5.4 years
Expected volatility	50.26%
Expected dividends	—
Weighted average risk-free interest rate	1.83%
Weighted average fair value	$5.87
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
Activity related to stock options for the period presented is as follows:

	Three Months Ended
	December 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	672,669	$16.49
Granted	27,110	12.52
Forfeited	(1,334)	8.37
Outstanding at end of period	698,445	$16.35
Exercisable at end of period	567,599	$17.79
Vested or expected to vest in the future	694,487	$16.40
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2016 and September 30, 2016, there was $15.8 million and $11.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of December 31, 2016 is expected to be recognized over a weighted average period of 2.0 years.
We issued two types of restricted stock awards during the current quarter as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions and (2) time-based restricted stock awards. Each award type is discussed further below.
Performance-Based Restricted Stock Awards. During the three months ended December 31, 2016, we issued 263,696 shares of performance-based restricted stock (2017 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2017 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on these financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return

(TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2017 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $13.60 per share on the date of grant.
A Monte Carlo valuation model requires the following inputs: (1) the expected dividend yield on the underlying stock; (2) the expected price volatility of the underlying stock; (3) the risk-free interest rate for the period corresponding with the expected term of the award; and (4) the fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo valuation model to determine the fair value as of the grant date for the 2017 Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 32.6% to 66.0% and a risk-free interest rate of 1.30%. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.
Each Performance Share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Any 2017 Performance Shares earned in excess of the target number of 263,696 shares may be settled in cash or additional shares at the discretion of the Compensation Committee of our Board of Directors. Any portion of these that do not vest at the end of the period will be forfeited.
Time-Based Restricted Stock Awards. During three months ended December 31, 2016, we also issued 269,402 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. The Restricted Shares granted to our non-employee directors vest on the one-year anniversary of the date of grant, while the Restricted Shares granted to our executive officers and other employees vest ratably over three years from the date of grant.
Activity relating to restricted stock awards for the period presented is as follows:

	Three Months Ended December 31, 2016
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	448,693	$16.71	807,124	$17.52	1,255,817	$17.23
Granted	263,696	13.60	269,402	12.51	533,098	13.05
Vested	—	—	(183,730)	15.49	(183,730)	15.49
Forfeited	(28,690)	11.65	—	—	(28,690)	11.65
End of period	683,699	$15.72	892,796	$16.43	1,576,495	$16.12

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
The Company reported a net loss for the three months ended December 31, 2016. Accordingly, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the three months ended December 31, 2016 and 2015, 1.5 million and 1.2 million shares, respectively, related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.
The weighted average number of common shares outstanding used to calculate basic income (loss) per share is reconciled to shares used to calculate diluted income (loss) per share as follows for the periods presented:

	Three Months Ended December 31,
(In thousands)	2016	2015
Basic shares	31,893	31,757
Shares issuable upon vesting/exercise of stock awards/options	—	87
Diluted shares	31,893	31,844

(13) Other Liabilities
Other liabilities include the following as of December 31, 2016 and September 30, 2016:

(In thousands)	December 31, 2016	September 30, 2016
Accrued warranty expense	$32,309	$39,131
Accrued interest	25,089	11,530
Accrued bonuses and deferred comp	14,464	30,466
Customer deposits	13,273	12,140
Litigation accrual	9,187	10,178
Income tax liabilities	1,772	1,718
Other	25,617	29,090
Total other liabilities	$121,711	$134,253

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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are described in Note 2 to the consolidated financial statements within our 2016 Annual Report.
The following tables contain our revenue, operating income and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2016	2015
Revenue
West	$171,749	$157,196
East	84,159	100,557
Southeast	83,333	86,696
Total revenue	$339,241	$344,449

	Three Months Ended
	December 31,
(In thousands)	2016	2015
Operating income
West	$21,015	$16,786
East (a)	1,557	4,147
Southeast (b)	5,015	10,657
Segment total	27,587	31,590
Corporate and unallocated (c)	(26,312)	(22,442)
Total operating income	$1,275	$9,148

	Three Months Ended
	December 31,
(In thousands)	2016	2015
Depreciation and amortization
West	$1,248	$1,218
East	529	797
Southeast	466	449
Segment total	2,243	2,464
Corporate and unallocated (b)	434	527
Total depreciation and amortization	$2,677	$2,991
(a) Operating income for our East segment for the three months ended December 31, 2016 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(b) Operating income for our Southeast segment for the three months ended December 31, 2015 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million.
(c) Corporate and unallocated operating loss includes amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments.
Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table contains our capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2016	2015
Capital Expenditures
West	$1,184	$1,133
East	771	467
Southeast	618	969
Corporate and unallocated	301	94
Total capital expenditures	$2,874	$2,663

The following table contains our asset balance by segment as of December 31, 2016 and September 30, 2016:

(In thousands)	December 31, 2016	September 30, 2016
Assets
West	$796,962	$778,521
East	346,524	344,898
Southeast	344,074	333,501
Corporate and unallocated (a)	700,583	756,238
Total assets	$2,188,143	$2,213,158
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects and other items that are not allocated to the segments.
(15) Supplemental Guarantor Information
As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes, Term Loan or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following unaudited financial information presents the line items of our unaudited condensed consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$159,886	$4,292	$853	$(6,408)	$158,623
Restricted cash	14,683	1,280	—	—	15,963
Accounts receivable (net of allowance of $350)	—	51,797	—	—	51,797
Income tax receivable	288	—	—	—	288
Owned inventory	—	1,618,544	—	—	1,618,544
Investments in unconsolidated entities	773	4,292	—	—	5,065
Deferred tax assets, net	312,666	—	—	—	312,666
Property and equipment, net	—	19,335	—	—	19,335
Investments in subsidiaries	713,629	—	—	(713,629)	—
Intercompany	789,502	—	2,376	(791,878)	—
Other assets	822	5,040	—	—	5,862
Total assets	$1,992,249	$1,704,580	$3,229	$(1,511,915)	$2,188,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$86,730	$—	$—	$86,730
Other liabilities	25,014	96,345	352	—	121,711
Intercompany	2,376	795,910	—	(798,286)	—
Total debt (net of premium and debt issuance costs)	1,321,640	14,843	—	—	1,336,483
Total liabilities	1,349,030	993,828	352	(798,286)	1,544,924
Stockholders’ equity	643,219	710,752	2,877	(713,629)	643,219
Total liabilities and stockholders’ equity	$1,992,249	$1,704,580	$3,229	$(1,511,915)	$2,188,143

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$215,646	$16,866	$859	$(4,500)	$228,871
Restricted cash	12,867	1,538	—	—	14,405
Accounts receivable (net of allowance of $354)	—	53,225	1	—	53,226
Income tax receivable	292	—	—	—	292
Owned inventory	—	1,569,279	—	—	1,569,279
Investments in unconsolidated entities	773	9,697	—	—	10,470
Deferred tax assets, net	309,955	—	—	—	309,955
Property and equipment, net	—	19,138	—	—	19,138
Investments in subsidiaries	701,931	—	—	(701,931)	—
Intercompany	734,766	—	2,574	(737,340)	—
Other assets	577	6,930	15	—	7,522
Total assets	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$104,174	$—	$—	$104,174
Other liabilities	11,315	122,561	377	—	134,253
Intercompany	2,574	739,266	—	(741,840)	—
Total debt (net of premium and debt issuance costs)	1,320,065	11,813	—	—	1,331,878
Total liabilities	1,333,954	977,814	377	(741,840)	1,570,305
Stockholders’ equity	642,853	698,859	3,072	(701,931)	642,853
Total liabilities and stockholders’ equity	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income (Loss) and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2016
Total revenue	$—	$339,241	$36	$(36)	$339,241
Home construction and land sales expenses	15,644	269,970	—	(36)	285,578
Gross profit (loss)	(15,644)	69,271	36	—	53,663
Commissions	—	13,323	—	—	13,323
General and administrative expenses	—	36,365	23	—	36,388
Depreciation and amortization	—	2,677	—	—	2,677
Operating income (loss)	(15,644)	16,906	13	—	1,275
Equity in income of unconsolidated entities	—	22	—	—	22
Other (expense) income, net	(5,252)	57	(1)	—	(5,196)
Income (loss) before income taxes	(20,896)	16,985	12	—	(3,899)
Expense (benefit) from income taxes	(7,569)	5,025	4	—	(2,540)
Equity in income of subsidiaries	11,968	—	—	(11,968)	—
Income (loss) from continuing operations	(1,359)	11,960	8	(11,968)	(1,359)
Loss from discontinued operations	(70)	—	—	—	(70)
Equity in loss of subsidiaries from discontinued operations	—	(67)	(3)	70	—
Net income (loss) and comprehensive income (loss)	$(1,429)	$11,893	$5	$(11,898)	$(1,429)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2015
Total revenue	$—	$344,449	$73	$(73)	$344,449
Home construction and land sales expenses	13,367	272,217	—	(73)	285,511
Inventory impairments and abandonments	—	1,356	—	—	1,356
Gross profit (loss)	(13,367)	70,876	73	—	57,582
Commissions	—	13,774	—	—	13,774
General and administrative expenses	—	31,642	27		31,669
Depreciation and amortization	—	2,991	—	—	2,991
Operating income (loss)	(13,367)	22,469	46	—	9,148
Equity in income of unconsolidated entities	—	60	—	—	60
Loss on extinguishment of debt	(828)	—	—	—	(828)
Other (expense) income, net	(7,432)	868	(1)	—	(6,565)
Income (loss) before income taxes	(21,627)	23,397	45	—	1,815
Expense (benefit) from income taxes	(10,143)	10,742	17	—	616
Equity in income of subsidiaries	12,683	—	—	(12,683)	—
Income from continuing operations	1,199	12,655	28	(12,683)	1,199
Loss from discontinued operations	—	(197)	(3)	—	(200)
Equity in loss of subsidiaries from discontinued operations	(200)	—	—	200	—
Net income and comprehensive income	$999	$12,458	$25	$(12,483)	$999

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2016
Net cash used in operating activities	$(2,902)	$(59,928)	$(4)	$—	$(62,834)
Cash flows from investing activities:
Capital expenditures	—	(2,874)	—	—	(2,874)
Proceeds from sale of fixed assets	—	46	—	—	46
Investments in unconsolidated entities	—	(1,397)	—	—	(1,397)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Increases in restricted cash	(1,817)	(1,829)	—	—	(3,646)
Decreases in restricted cash	—	2,088	—	—	2,088
Advances to/from subsidiaries	(50,314)	—	—	50,314	—
Net cash used in investing activities	(52,131)	(2,345)	—	50,314	(4,162)
Cash flows from financing activities:
Repayment of debt	—	(2,525)	—	—	(2,525)
Debt issuance costs	(340)	—	—	—	(340)
Advances to/from subsidiaries	—	52,224	(2)	(52,222)	—
Other financing activities	(387)	—	—	—	(387)
Net cash (used in) provided by financing activities	(727)	49,699	(2)	(52,222)	(3,252)
Decrease in cash and cash equivalents	(55,760)	(12,574)	(6)	(1,908)	(70,248)
Cash and cash equivalents at beginning of period	215,646	16,866	859	(4,500)	228,871
Cash and cash equivalents at end of period	$159,886	$4,292	$853	$(6,408)	$158,623
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2015
Net cash used in operating activities	$(22,794)	$(55,038)	$(17)	$—	$(77,849)
Cash flows from investing activities:
Capital expenditures	—	(2,663)	—	—	(2,663)
Proceeds from sale of fixed assets	—	2,437	—	—	2,437
Investments in unconsolidated entities	—	(1,779)	—	—	(1,779)
Return of capital from unconsolidated entities	—	1,142	—	—	1,142
Increases in restricted cash	—	(1,119)	—	—	(1,119)
Decreases in restricted cash	—	669	—	—	669
Advances to/from subsidiaries	(33,119)	—	—	33,119	—
Net cash used in investing activities	(33,119)	(1,313)	—	33,119	(1,313)
Cash flows from financing activities:
Repayment of debt	(22,875)	(4,051)	—	—	(26,926)
Debt issuance costs	(413)	—	—	—	(413)
Advances to/from subsidiaries	—	38,312	(1)	(38,311)	—
Other financing activities	(201)	—	—	—	(201)
Net cash (used in) provided by financing activities	(23,489)	34,261	(1)	(38,311)	(27,540)
Decrease in cash and cash equivalents	(79,402)	(22,090)	(18)	(5,192)	(106,702)
Cash and cash equivalents at beginning of period	232,226	21,543	1,006	(3,192)	251,583
Cash and cash equivalents at end of period	$152,824	$(547)	$988	$(8,384)	$144,881

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited condensed consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of December 31, 2016 or September 30, 2016. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of income. The results of our discontinued operations in the unaudited condensed consolidated statements of income for the periods presented were as follows:

	Three Months Ended
	December 31,
(In thousands)	2016	2015
Total revenue	$—	$—
Home construction and land sales expenses	78	308
Gross loss	(78)	(308)
General and administrative expenses	31	2
Loss from discontinued operations before income taxes	(109)	(310)
Benefit from income taxes	(39)	(110)
Loss from discontinued operations, net of tax	$(70)	$(200)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. While we believe that there are multiple factors that point to further improvement in the homebuilding market in the next several years, such as rising levels of household formation, tight housing supply in many markets, job and wage growth and mortgage rates that continue to be historically low, there are several risks that could significantly impact our business during our fiscal 2017. These risks include fragile consumer confidence, continued volatility in our domestic and international stock markets, political uncertainty and possible legislative reform, rising interest rates, and potential mortgage reform, as well as a variety of local market risks where we do business. However, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal First Quarter
For the quarter ended December 31, 2016, we recorded a net loss from continuing operations of $1.4 million, a decline of $2.6 million from the prior year quarter's net income from continuing operations of $1.2 million. However, the following items impacted the comparability of our net income/loss from continuing operations between periods: (1) during the current quarter, we recorded a $2.7 million charge within our general and administrative expenses (G&A) to write off a deposit on a legacy investment in a development site that we deemed noncollectible and (2) during the prior year quarter, we recorded a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than charges recorded in the prior year quarter related to the Florida stucco issues (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
Looking at our underlying operating results, year-over-year closings declined by 5.1%, from 1,049 in the prior year quarter to 995 in the current quarter, due primarily to our anticipated decline in average community count, but our average selling price (ASP) increased over the prior year quarter by 5.3%. Combined, these factors caused our homebuilding revenue to be relatively flat, falling only slightly from $336.6 million in the prior year quarter to $336.1 million in the current quarter. Our homebuilding gross margin, excluding impairments, abandonments, interest and, in the prior year quarter, the credit to cost of sales related to the Florida stucco issues mentioned above, showed slight year-over-year improvement to 20.5% in the current quarter from 20.4% in the prior year quarter. Commissions expense declined year-over-year due to the modest revenue decline, but remained consistent as a percentage of homebuilding revenue. Finally, our G&A increased year-over-year by $4.7 million, and has increased as a percentage of total revenue from 9.2% in the prior year quarter to 10.7% in the current quarter. This increase includes the write off of the deposit discussed above, which is partially offset by the recording of $1.2 million in expense related to the Deferred Prosecution Agreement (DPA) in the prior year quarter (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q). The remaining increase in G&A is due to higher compensation-related expenditures, as we look to right-size our team and prepare for future growth opportunities.
We ended the quarter with a backlog of 1,926 units, which represents a 0.7% increase over the 1,912 backlog units we had as of the end of the prior year quarter. Although we entered the current quarter with 122 fewer backlog units when compared to the prior year quarter, an 8.9% increase in new order activity versus the prior year quarter allowed us to build up our backlog stronger than where it was a year ago. The current quarter ending backlog has an ASP of $345.8 thousand, a year-over-year increase of 4.2%.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates. Since we rolled out our “2B-10” plan, we have consistently noted that there are a number of paths to achieving our underlying goal of $200 million of EBITDA, and that we continue our commitment to reaching these objectives as soon as possible. We expect to reach these objectives by making improvements on five key metrics: (1) sales per community per month (our absorption rate); (2) ASP; (3) active community count; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative costs (SG&A) as a percentage of total revenue.
Since introducing our “2B-10” plan, we have made significant progress on achieving our Adjusted EBITDA goal (refer to “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA” section below), driven by improvements with regard to the majority of our key metrics over time due to the intense focus we have placed on the operational drivers of this plan, and, in part, to stronger home pricing conditions. Our progress on each metric is discussed in more detail below:

•
Sales per community per month was 2.2 and 1.8 for the quarters ended December 31, 2016 and December 31, 2015, respectively. Our strong emphasis on sales absorptions within our lower active community count allowed us to achieve a significant year-over-year increase in this metric and to rebuild our backlog unit levels. Sales per community per month increased to 2.8 for the trailing 12 months ended December 31, 2016 versus 2.7 a year ago, and is within the range established in our “2B-10” plan of 2.8 to 3.2. We continue to believe that we are among the industry leaders in sales absorption rates, and are focused on maintaining our strong sales momentum through the remainder of our fiscal 2017.

•
Our ASP for closings during the trailing 12 months ended December 31, 2016 was $332.6 thousand, up 4.6% year-over-year, and our ASP in backlog as of December 31, 2016 has risen 4.2% versus the prior year quarter to $345.8 thousand. Our targeted metric for ASP established in November 2015 was a range of $330.0 thousand to $340.0 thousand, which we have achieved and believe we can maintain based on the gradual increase in our ASP on closed homes, our ASP on homes in backlog as of December 31, 2016 and our current mix of communities available for sale. As such, we are increasing our targeted metric for ASP to a range of $340.0 thousand to $350.0 thousand.

•
During the current quarter, we had an average active community count of 156, down 7.9% from the prior year quarter, and ended the quarter with 154 active communities. This decline in community count was anticipated, as we focused during our fiscal 2016 on balancing our community count with our goal of reducing our outstanding debt balance. However, we expect higher spend on land and land development activities during the current fiscal year, and a corresponding growth in community count in fiscal 2018 and beyond. We invested another $103.2 million in land and land development during the current quarter, bringing our total spending for the trailing 12-month period to $328.2 million. Additionally, we have (1) increasingly focused on the use of option contracts and developed lot deals to maximize the efficiency of our capital, and (2) continued to activate certain parcels of land held for future development so that these assets can begin to generate revenue. We continue to strategically evaluate opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage with land acquisition strategies that minimize our capital employed. Our “2B-10” target metric is an active community count range between 170 and 175.

•
Homebuilding gross margin excluding impairments, abandonments and interest for the trailing 12 months ended December 31, 2016 was 21.5%, which is within our “2B-10” target metric range of between 21.0% and 22.0%. However, excluding the $15.5 million reduction in cost of sales recorded during the third quarter of our fiscal 2016 resulting from an agreement entered into with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years, our homebuilding gross margin for the trailing 12 months ended December 31, 2016 would have been 20.6%, just below our target metric range. Our homebuilding gross margin has been impacted by a number of headwinds, including the increasing cost of land, driven by both market conditions and the structure of our land deals, and labor, as well as geographic, product and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins). While we anticipate these headwinds to continue, we expect our homebuilding margin, as it has in the current quarter, to stabilize and modestly improve in the coming quarters.

•
SG&A for the trailing 12 months ended December 31, 2016 was 12.6% of total revenue, an increase of 30 basis points from the prior year. However, excluding the $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed noncollectible, SG&A for the trailing 12 months ended December 31, 2016 was 12.4% of total revenue. Although it is slightly above our “2B-10” target range of between 11.0% and 12.0%, we believe that as we grow revenue from our larger base of communities expected during our fiscal 2018 and beyond, as well as higher ASPs, we will demonstrate improved SG&A cost leverage.

For the trailing 12 months ended December 31, 2016, our revenue was $1.8 billion, up 6.5% year-over-year. Excluding the non-recurring items detailed in the full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended December 31, 2016 increased $1.1 million, or 0.7%, to $154.8 million.
We expect to continue our focus on our “2B-10” metrics throughout fiscal 2017, with particular emphasis on driving sales absorptions and improving our homebuilding gross margin.
Debt Reduction and Capital Efficiency
During our fiscal 2016, we reduced our debt balance by nearly $157 million, which surpassed our initial debt reduction target for the prior fiscal year. We will continue to focus on deleveraging, and plan to further reduce our debt by at least another $100 million through our fiscal 2018. We believe that doing so in a strong housing market will create long-term shareholder value. By actively managing our debt structure, we were successful in paying off certain secured senior notes in part by issuing unsecured senior debt with a later maturity date. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for further discussion of our outstanding borrowings.
Additionally, we have increasingly sought to maximize our return on capital by carefully managing our investment in land, so that our debt reduction targets can be achieved while still concentrating on community count. To reduce the risks associated with these investments and to maximize our capital base, we have increasingly used options to control land. Furthermore, we have activated certain parcels of land held for future development so that these assets can begin to generate revenue for the Company.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three months ended December 31, 2016 may not accurately predict our ultimate full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
($ in thousands)	2016	2015
Revenues:
Homebuilding	$336,126	$336,593
Land sales and other	3,115	7,856
Total	$339,241	$344,449
Gross profit:
Homebuilding	$53,204	$58,063
Land sales and other	459	(481)
Total	$53,663	$57,582
Gross margin:
Homebuilding(a)	15.8%	17.3%
Land sales and other	14.7%	(6.1)%
Total	15.8%	16.7%
Commissions	$13,323	$13,774
General and administrative expenses (G&A)	36,388	31,669
SG&A (commissions plus G&A) as a percentage of total revenue	14.7%	13.2%
G&A as a percentage of total revenue	10.7%	9.2%
Depreciation and amortization	$2,677	$2,991
Operating income	$1,275	$9,148
Operating income as a percentage of total revenue	0.4%	2.7%
Effective Tax Rate(c)	65.1%	33.9%
Equity in income of unconsolidated entities	$22	$60
Loss on extinguishment of debt	—	828
(a) In addition to other items impacting homebuilding gross margin, for the three months ended December 31, 2015, this metric was impacted by warranty costs related to the Florida stucco issues, net of the associated insurance recoveries. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) In addition to other items impacting G&A, for the three months ended December 31, 2016, this metric was impacted by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed noncollectible.
(c) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to the effects of a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense (benefit) is not always directly correlated to the amount of pretax income (loss) for the associated periods, particularly when focusing on individual quarters.

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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31, (a)
(In thousands)	2016	2015	16 vs 15	2016	2015	16 vs 15
Net income (loss)	$(1,429)	$999	$(2,428)	$2,265	$367,433	$(365,168)
Expense (benefit) from income taxes	(2,579)	506	(3,085)	13,139	(324,724)	337,863
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	20,896	21,083	(187)	104,523	89,035	15,488
Depreciation and amortization and stock-based compensation amortization	4,859	4,747	112	21,864	20,505	1,359
Inventory impairments and abandonments (b)	—	1,356	(1,356)	13,216	4,465	8,751
Loss on debt extinguishment	—	828	(828)	12,595	908	11,687
Adjusted EBITDA	$21,747	$29,519	$(7,772)	$167,602	$157,622	$9,980
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	(3,612)	3,612	—	(3,612)	3,612
Additional insurance recoveries from third-party insurer	—	—	—	(15,500)	—	(15,500)
Litigation settlement in discontinued operations	—	—	—	—	(340)	340
Write-off of deposit on legacy land investment	2,700	—	2,700	2,700	—	2,700
Adjusted EBITDA excluding unexpected warranty costs (net of recoveries), additional insurance recoveries, litigation settlement and write-off of deposit	$24,447	$25,907	$(1,460)	$154,802	$153,670	$1,132
(a) “LTM” indicates amounts for the trailing 12 months.
(b) Amounts for the trailing 12 months ended December 31, 2016 and 2015 excludes capitalized interest impaired during the period. Capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization.”

Homebuilding Operations Data

The following table summarizes new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2016	2015	16 vs 15	2016	2015
West	467	422	10.7%	20.2%	24.1%
East	228	248	(8.1)%	22.7%	25.7%
Southeast	310	253	22.5%	21.5%	28.5%
Total	1,005	923	8.9%	21.2%	25.8%
Sales per community per month was 2.2 and 1.8 for the quarters ended December 31, 2016 and December 31, 2015, respectively, an increase of 18.2%. Our strong emphasis on sales absorptions within our lower active community count allowed us to achieve a significant year-over-year increase in this metric and to rebuild our backlog unit levels. Our average active communities declined 7.9% year-over-year from 169 to 156 during the quarter ended December 31, 2016, partially offsetting our stronger absorptions and ultimately resulting in an 8.9% increase in new orders, net.
For the three months ended December 31, 2016, the increase in new orders, net in our West segment was driven by all of our markets except for Texas, where we had a decline in order activity, particularly in Houston due to a lower community count in response to local economic conditions. The decrease in new orders, net in our East segment for the three months ended December 31, 2016 was caused by a decline in our Maryland market, due to a particularly strong prior year sales performance as we sold additional speculative (spec) homes to generate capital, and our New Jersey market, which did not have any order activity in the current quarter but was winding down in the prior year quarter. Finally, the year-over-year increase in new orders, net for the three months ended December 31, 2016 in our Southeast segment was primarily driven by strong order activity in our Raleigh market, where we have increased our community count, and our Charleston market, as several newer communities have started to gain momentum.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP for homes in backlog as of December 31, 2016 and December 31, 2015:

	As of December 31,
	2016	2015	16 vs 15
Backlog Units:
West	785	885	(11.3)%
East	455	478	(4.8)%
Southeast	686	549	25.0%
Total	1,926	1,912	0.7%
Aggregate dollar value of homes in backlog (in millions)	$666.1	$634.6	5.0%
ASP in backlog (in thousands)	$345.8	$331.9	4.2%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog units as of December 31, 2016 increased by 0.7% from the prior year due to the increase in new orders, net described above, coupled with lower closings as compared to the prior year period. Although we entered the current year quarter with fewer backlog units and a lower community count, we were able to build our backlog through a substantial improvement in sales absorptions year-over-year.

Homebuilding Revenue, Average Selling Price and Closings
The table below summarizes homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2016	2015	16 vs 15	2016	2015	16 vs 15	2016	2015	16 vs 15
West	$171,749	$157,196	9.3%	$336.8	$319.5	5.4%	510	492	3.7%
East	81,250	94,345	(13.9)%	374.4	367.1	2.0%	217	257	(15.6)%
Southeast	83,127	85,052	(2.3)%	310.2	283.5	9.4%	268	300	(10.7)%
Total	$336,126	$336,593	(0.1)%	$337.8	$320.9	5.3%	995	1,049	(5.1)%
The change in ASP for the three months ended December 31, 2016 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies.
Generally, closings for the three months ended December 31, 2016 declined due to our lower year-over-year community count in comparative periods, and, more specifically, was also driven by (1) a sharp decline in our Maryland market, where we sold and closed a significant number of spec homes in the prior year quarter to generate capital for debt reduction; (2) fewer closings in our Texas market, as the prior year quarter benefited from additional closings that were pushed out of the end of our fiscal 2015 due to the weather conditions in that region; (3) no closings from our de-activated New Jersey market in the current quarter, whereas we were still closing homes in the prior year quarter; and (4) fewer backlog units entering the current quarter when compared to the prior year quarter. These declines were partially offset by improved performance in communities that have recently opened, as we continue to gain sales and closings momentum.
The increase in our ASP nearly canceled out the decline in closings, resulting in homebuilding revenue that was relatively flat year-over-year, as shown in the table above. On average, we anticipate that our ASP will likely continue to increase in future quarters, as indicated by our ASP for homes in backlog.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and abandonment charges). Additionally, we have shown the impact of unexpected warranty costs related to the Florida stucco issues, net of insurance recoveries, which we consider to be a non-recurring item, on our gross profit and gross margin for the prior year quarter.

	Three Months Ended December 31, 2016
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$36,817	21.4%	$—	$36,817	21.4%	$—	$36,817	21.4%
East	13,428	16.5%	—	13,428	16.5%	—	13,428	16.5%
Southeast	14,577	17.5%	—	14,577	17.5%	—	14,577	17.5%
Corporate & unallocated	(11,618)		—	(11,618)		15,644	4,026
Total homebuilding	$53,204	15.8%	$—	$53,204	15.8%	$15,644	$68,848	20.5%

	Three Months Ended December 31, 2015
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$32,213	20.5%	$—	$32,213	20.5%	$—	$32,213	20.5%
East	14,598	15.5%	—	14,598	15.5%	—	14,598	15.5%
Southeast	19,649	23.1%	788	20,437	24.0%	—	20,437	24.0%
Corporate & unallocated	(8,397)		—	(8,397)		13,367	4,970
Total homebuilding	$58,063	17.3%	$788	$58,851	17.5%	$13,367	$72,218	21.5%
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)						(3,612)
Adjusted homebuilding	54,451	16.2%					68,606	20.4%

Our overall homebuilding gross profit declined by $4.9 million to $53.2 million for the three months ended December 31, 2016, from $58.1 million in the prior year period, despite homebuilding revenue being essentially flat. However, the comparability of our gross profit, as shown in the tables above, was impacted by several items as follows: (1) prior year quarter gross profit included a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than that quarter's charges related to the Florida stucco issues; (2) prior year gross profit also included $0.8 million in impairment and abandonment charges taken in our Southeast segment; and (3) interest amortized to homebuilding cost of sales increased by $2.3 million, from $13.4 million in the prior year quarter to $15.6 million in the current quarter (refer to Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q). When these items are taken into consideration, year-over-year gross profit, like homebuilding revenue, is essentially flat, and our homebuilding gross margin improved by 10 basis points.
Our gross margin continues to be impacted by the following factors: (1) mix of closings between geographies/markets, individual communities within each market, and product type; (2) activation of assets formerly classified as land held for future development, which generally have lower margins; (3) the structure of our land purchase transactions, since finished lot purchases tend to result in lower gross margins; (4) the mix between speculative homes and "to be built" homes closed in each period; and (5) higher labor costs.

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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.2% and excluding interest and inventory impairments, it was 21.5%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.0% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(7.6)%
Impact of interest amortized to COS related to these communities	5.1%
Pre-impairment turn gross margin, excluding interest amortization	(2.5)%
Impact of impairment turns	13.9%
Gross margin (post impairment turns), excluding interest amortization	11.4%
For a further discussion of our impairment policies, refer to Notes 2 and 5 of the notes to unaudited condensed consolidated financial statements in this Form 10-Q.
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
(In thousands)	2016	2015	16 vs 15	2016	2015	16 vs 15
West	$—	$—	$—	$278	$351	$(73)
East	2,909	6,212	(3,303)	131	(246)	377
Southeast	206	1,644	(1,438)	50	(214)	264
Corporate and unallocated (a)	—	—	—	—	(372)	372
Total	$3,115	$7,856	$(4,741)	$459	$(481)	$940
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
Although not as significant as in the prior year period, to further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three months ended December 31, 2016 that did not fit within our strategic plans. We expect additional land sales to occur during the remainder of our fiscal 2017. However, future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance and changing strategic plans.
Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Three Months Ended December 31,
(In thousands)	2016	2015	16 vs 15
West	$21,015	$16,786	$4,229
East (a)	1,557	4,147	(2,590)
Southeast (b)	5,015	10,657	(5,642)
Corporate and Unallocated (c)	(26,312)	(22,442)	(3,870)
Operating income	$1,275	$9,148	$(7,873)
(a) Operating income for our East segment for the three months ended December 31, 2016 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(b) Operating income for our Southeast segment for the three months ended December 31, 2015 was impacted by a credit to cost of sales of $3.6 million for unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries.
(c) Corporate and unallocated operating loss includes amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments; and certain other amounts that are not allocated to our operating segments.
Our operating income declined by $7.9 million to $1.3 million for the three months ended December 31, 2016, compared to $9.1 million for the three months ended December 31, 2015. As discussed above, our homebuilding gross profit during the current quarter declined by $4.9 million (but was relatively flat when adjusted for non-recurring items, impairments and abandonments, and interest amortized to cost of sales). In addition to lower year-over-year gross profit, our decline in operating income was also driven by an increase in G&A of $4.7 million. Higher G&A was the result of: (1) a charge of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible and (2) higher compensation-related expenditures, as we look to right-size our team and prepare for future growth opportunities, such as the Gatherings active adult communities, offset by (3) the recording of $1.2 million in expense related to the DPA in the prior year quarter (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q). Lower gross profit and higher G&A during the current quarter were partially offset by a $0.9 million increase in land sales and other gross profit, as well as a year-over-year decline in commissions expense of $0.5 million.
Below operating income, we had two noteworthy year-over-year fluctuations for the three months ended December 31, 2016 as follows: (1) we had a current quarter decline in our other expense, net, mainly driven by a reduction in our interest costs on a lower outstanding debt balance (refer to Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q) and (2) we recorded a loss on the extinguishment of debt in the prior year quarter of $0.8 million from paying down $22.9 million of the then outstanding Senior Notes due June 2016; no debt repurchase activity occurred during the current quarter.
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against substantially all of our deferred tax assets, but was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax expense/benefit was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in our fiscal 2016, the Company started using an annualized effective tax rate in interim periods to determine its tax expense/benefit, which should more closely correlate with our pretax income or loss in periods, but will continue to be impacted by discrete tax items.
Our current quarter income tax benefit was primarily driven by (1) the loss in earnings from continuing operations in the current period and (2) the Company's completion of work necessary to claim an additional $1.2 million in tax credits, which were recorded in the current quarter but related to our fiscal 2016. The tax expense for the three months ended December 31, 2015 was primarily driven by our earnings from continuing operations.
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, we executed a restructuring effort in the current quarter that involved changes in the legal forms and tax elections for certain of our operating entities. These efforts were undertaken to reduce our effective tax rate to an amount that is in-line with our peers, while also providing cash tax savings in jurisdictions where we no longer have significant loss carryforwards available. Our fiscal 2017 annualized effective tax rate, excluding the impacts of discrete items recorded in the period, is currently in-line with our peers, and we expect to remain in that range in subsequent fiscal years.
Refer to Note 10 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three months ended December 31, 2016 as compared to 2015
West Segment: Homebuilding revenue increased 9.3% for the three months ended December 31, 2016 compared to the prior year quarter due to a 3.7% increase in closings (particularly in our Sacramento market, which reopened during our fiscal 2015), as well as a year-over-year increase in ASP of 5.4%, which improved in the majority of our markets in the West segment. As compared to the prior year period, our homebuilding gross profit increased by $4.6 million, due mainly to the increase in revenue already discussed, as well as an increase in homebuilding gross margin from 20.5% to 21.4%. Gross margin increased in the majority of our markets in the West segment, particularly in Sacramento where our re-opened communities continue to gain momentum. The $4.2 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by a modest increase in G&A costs, particularly with the growth of the Sacramento market.
East Segment: Homebuilding revenue decreased by 13.9% for the three months ended December 31, 2016 compared to the prior year quarter, primarily due to a 15.6% decline in closings (mainly driven by our Maryland market, where we sold and closed a significant number of spec homes in the prior year quarter to generate capital for debt reduction, and the absence of closings from our de-activated New Jersey market in the current quarter, where we were still closing homes in the prior year quarter as we wound down operations), partially offset by the impact of a 2.0% increase in ASP. As compared to the prior year period, our homebuilding gross profit decreased $1.2 million, related mainly to the aforementioned decline in homebuilding revenue, offset by higher homebuilding gross margin, which increased from 15.5% in the prior year quarter to 16.5%. Gross margin increased for all of our markets in the East segment, and were driven up for the segment overall due to the closing of additional low-margin spec homes in our Maryland market during the prior year quarter to return capital to the company and the closeout of our New Jersey division, which generated several lower margin closings in the prior year period. The $2.6 million decline in operating income resulted from the decrease in gross profit as previously discussed, and higher G&A costs, driven by a charge of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible. However, outside of the deposit write-off, commissions, sales and marketing and G&A costs all declined due to lower business volume and the wind down of our New Jersey operations.
Southeast Segment: Homebuilding revenue decreased by 2.3% for the three months ended December 31, 2016 compared to the prior year quarter due to a 10.7% decline in closings (particularly in our Charleston and Orlando markets), partially offset by the impact of a 9.4% increase in ASP. Our homebuilding gross profit in the Southeast segment decreased by $5.1 million due to the aforementioned decline in homebuilding revenue, as well as a decline in gross margin from 23.1% to 17.5%. However, our year-over-year comparison of gross profit and gross margin is impacted by the Florida stucco issues and impairments and abandonments recorded during the prior year quarter. When adjusting for these items, gross profit declined by $2.2 million, and gross margin declined from 19.8% to 17.5%. The decrease in gross margin in the Southeast segment was primarily attributable to the the close out of certain higher-margin communities; the mix of closings between markets, communities and product type; and certain unexpected warranty costs incurred on homes closed in prior periods. The decrease in operating income of $5.6 million resulted from the decline in gross profit already described, as well as higher G&A, particularly in our Atlanta market as we try to increase our business in this market.

Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest; movement in capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2016, corporate and unallocated net costs increased by $3.9 million from the prior year quarter, primarily due to (1) a year-over-year increase in interest amortized to cost of sales of $2.3 million (refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q) and (2) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults, partially offset by (3) the recording of $1.2 million in expense related to the DPA in the prior year quarter, an accrual for which was not needed in the current quarter due to the expiration of the DPA as of the end of our fiscal 2016.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of December 31, 2016, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Cash and cash equivalents decreased as follows for the periods presented:

	Three Months Ended December 31,
(In thousands)	2016	2015
Cash used in operating activities	$(62,834)	$(77,849)
Cash used in investing activities	(4,162)	(1,313)
Cash used in financing activities	(3,252)	(27,540)
Net decrease in cash and cash equivalents	$(70,248)	$(106,702)
Operating Activities. We spent $103.2 million on land and land development activities during the three months ended December 31, 2016, a decrease of $8.5 million, or 7.6%, compared to $111.7 million in land-related spending for the three months ended December 31, 2015. We expect our spend on land and land development activities to increase during the remainder of our fiscal 2017. Our level of land and land development spend, which partly drives our change in inventory, had a significant impact on our cash flows from operating activities in both years, bringing net cash used in operating activities to $62.8 million and $77.8 million for the three months ended December 31, 2016 and 2015, respectively. Our cash used in operating activities was also impacted by changes in our working capital balances, particularly trade payables and other liabilities; these changes were more favorable in the current quarter when compared with the prior year quarter, but were a net use of cash during both periods. However, our year-over-year decline in earnings, once adjusted for non-cash items, negatively impacted cash flows from operating activities in the current quarter versus the prior year quarter, and was driven by lower revenues and additional G&A costs in the current quarter.
Investing Activities. Net cash used in investing activities was $4.2 million for the three months ended December 31, 2016, driven by capital expenditures, primarily for model homes, and a net increase in our restricted cash balances (which are primarily used to support our outstanding letters of credit under our stand-alone, cash-secured letter of credit agreements). Net cash used in investing activities was $1.3 million for the three months ended December 31, 2015, primarily driven by capital expenditures for model homes and additional investments made in unconsolidated entities, partially offset by proceeds received from the sale of a building owned by the Company.
Financing Activities. Net cash used in financing activities was $3.3 million for the three months ended December 31, 2016 due to payments made on secured notes payable used to acquire certain land parcels. Net cash used in financing activities was $27.5 million for the three months ended December 31, 2015, primarily related to principal payments on the then outstanding Senior Notes due June 2016.
Financial Position. As of December 31, 2016, our liquidity position consisted of:

•	$158.6 million in cash and cash equivalents;

•	$142.5 million of remaining capacity under the Facility (due to the use of the Facility to secure $37.5 million in letters of credit); and

•	$16.0 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
During the first quarter of our fiscal 2016, we paid down $22.9 million of the then outstanding Senior Notes due June 2016, which resulted in a loss on extinguishment of debt of $0.8 million. We had no debt repayment activity on our Senior Notes or term loan (defined in Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q) during the current quarter.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $180 million and an available capacity of $142.5 million as of December 31, 2016 after considering our outstanding letters of credit backed by the Facility of $37.5 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $11.5 million of outstanding letters of credit under these facilities (in addition to the $37.5 million outstanding letters of credit backed by the Facility), which are secured by cash collateral that is maintained in restricted accounts totaling $14.7 million.
In the future, we may from time-to-time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions or otherwise. We also may seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information.
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
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the three months ended December 31, 2016 or 2015. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2016 or 2015.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. As of December 31, 2016, we controlled 23,300 lots. We owned 74.2%, or 17,296 of these lots, and 6,004 of these lots, or 25.8%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $78.0 million as of December 31, 2016. The total remaining purchase price, net of cash deposits, committed under all options was $412.9 million as of December 31, 2016. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.

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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of December 31, 2016, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $220.5 million as of December 31, 2016, related principally to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies: Our critical accounting policies require the use of judgment in their application and/or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop a different conclusion. As disclosed in our 2016 Annual Report, our most critical accounting policies relate to (1) inventory valuation (projects in progress, land held for future development and land held for sale); (2) homebuilding revenues and costs; (3) warranty reserves; and (4) income tax valuation allowances and ownership changes. Since September 30, 2016, there have been no significant changes to these critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or results of operations. As of December 31, 2016, we had variable rate debt outstanding totaling approximately $158 million, a portion of which will be reduced during our fiscal 2017 according to the underlying debt agreements. A one percent increase in the interest rate for these variable-rate issuances would result in an increase of our interest expense by $1.4 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2016 was $1.30 billion, compared to a carrying value of $1.22 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.30 billion to $1.35 billion as of December 31, 2016.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
From time-to-time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows.
A purported class action lawsuit was filed on July 7, 2016 against the Company in Maricopa County Arizona Superior Court on behalf of all homeowners in Arizona that purchased homes from the Company that included a certain type of roof underlayment. The complaint alleges various construction defects, but principally claims that the roof underlayment is susceptible to leaks and was not installed in accordance with best practices. We removed this case to federal court and filed motions to dismiss the class action allegations on various grounds. The plaintiffs have now withdrawn the class action allegations without prejudice and filed an amended complaint. In light of the dismissal of the class action allegations, the Company is handling this matter in the ordinary course of defending against alleged construction defect claims covered by the Company’s warranty. As such, the Company does not plan to report further on this case in future periodic reports.
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
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). For a further discussion of the HUD Agreement, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report. During the three months ended December 31, 2015, we accrued $1.2 million related to the HUD Agreement, which was recorded within general and administrative expenses in our consolidated statement of income.

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

Item 1A. Risk Factors
Except for the addition of the risk factor below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016.
The value of our deferred income tax asset could be significantly reduced if corporate tax rates in the United States (U.S.) are lowered or if other changes in the U.S. corporate tax system occur.
Due to the recent change of our President, discussions in the U.S. Congress regarding comprehensive tax reform have increased. Such legislation could significantly alter the existing tax code, including a reduction in corporate income tax rates. Although a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, it would reduce, perhaps significantly, the value of our existing deferred tax asset and could result in a charge to our earnings from the write-down of this asset. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect our deferred tax asset.
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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2016, filed on February 9, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2017	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer