Form 10-Q
period 2017-03-31
BEAZER HOMES USA INC
filed 2017-05-04
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at April 28, 2017
Common Stock, $0.001 par value	33,545,740

BEAZER HOMES USA, INC.
FORM 10-Q
INDEX

Forward-Looking Statements	2
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Unaudited Condensed Consolidated Balance Sheets, March 31, 2017 and September 30, 2016	4
Unaudited Condensed Consolidated Statements of Income (Loss) and Unaudited Comprehensive Income (Loss), Three and Six Months Ended March 31, 2017 and 2016	5
Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended March 31, 2017 and 2016	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	47
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION	48
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	49
Item 6. Exhibits	49
SIGNATURES	50

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

•	the availability and cost of land and the risks associated with the future value of our inventory, such as additional asset impairment charges or writedowns;

•	estimates related to homes to be delivered in the future (backlog) are imprecise, as they are subject to various cancellation risks that cannot be fully controlled;

•	shortages of or increased prices for labor, land or raw materials used in housing production, and the level of quality and craftsmanship provided by our subcontractors;

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

•	our ability to reduce our outstanding indebtedness and to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	continuing severe weather conditions or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	estimates related to the potential recoverability of our deferred tax assets, and a potential reduction in corporate tax rates that could reduce the usefulness of our existing deferred tax assets;

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
Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time-to-time, and it is not possible for management to predict all such factors.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$138,809	$228,871
Restricted cash	14,696	14,405
Accounts receivable (net of allowance of $193 and $354, respectively)	43,781	53,226
Income tax receivable	288	292
Owned inventory	1,631,072	1,569,279
Investments in unconsolidated entities	6,112	10,470
Deferred tax assets, net	317,296	309,955
Property and equipment, net	18,981	19,138
Other assets	4,166	7,522
Total assets	$2,175,201	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$100,290	$104,174
Other liabilities	102,527	134,253
Total debt (net of premium of $3,799 and $1,482, respectively, and debt issuance costs of $15,709 and $15,514, respectively)	1,334,362	1,331,878
Total liabilities	1,537,179	1,570,305
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,544,628 issued and outstanding and 33,071,331 issued and outstanding, respectively)	34	33
Paid-in capital	869,423	865,290
Accumulated deficit	(231,435)	(222,470)
Total stockholders’ equity	638,022	642,853
Total liabilities and stockholders’ equity	$2,175,201	$2,213,158

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Total revenue	$425,468	$385,607	$764,709	$730,056
Home construction and land sales expenses	357,788	324,216	643,366	609,727
Inventory impairments and abandonments	282	1,825	282	3,181
Gross profit	67,398	59,566	121,061	117,148
Commissions	16,632	14,582	29,955	28,356
General and administrative expenses	40,100	38,898	76,488	70,567
Depreciation and amortization	3,155	3,056	5,832	6,047
Operating income	7,511	3,030	8,786	12,178
Equity in income (loss) of unconsolidated entities	33	(51)	55	9
Loss on extinguishment of debt	(15,563)	(1,631)	(15,563)	(2,459)
Other expense, net	(3,940)	(6,558)	(9,136)	(13,123)
Loss from continuing operations before income taxes	(11,959)	(5,210)	(15,858)	(3,395)
Benefit from income taxes	(4,464)	(3,898)	(7,004)	(3,282)
Loss from continuing operations	(7,495)	(1,312)	(8,854)	(113)
Income (loss) from discontinued operations, net of tax	(40)	78	(110)	(122)
Net loss and comprehensive loss	$(7,535)	$(1,234)	$(8,964)	$(235)
Weighted average number of shares:
Basic and diluted	31,969	31,808	31,931	31,783
Basic and diluted loss per share:
Continuing operations	$(0.23)	$(0.04)	$(0.27)	$(0.01)
Discontinued operations	—	—	—	—
Total	$(0.23)	$(0.04)	$(0.27)	$(0.01)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,964)	$(235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,832	6,047
Stock-based compensation expense	4,517	3,787
Inventory impairments and abandonments	282	3,181
Deferred and other income tax benefit	(7,334)	(4,266)
Write-off of deposit on legacy land investment	2,700	—
Gain on sale of fixed assets	(72)	(820)
Change in allowance for doubtful accounts	(161)	(180)
Equity in income of unconsolidated entities	(55)	(9)
Cash distributions of income from unconsolidated entities	6	33
Non-cash loss on extinguishment of debt	3,676	155
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,606	(3,044)
Decrease in income tax receivable	4	198
Increase in inventory	(50,031)	(44,328)
Decrease in other assets	3,546	3,446
Decrease in trade accounts payable	(3,884)	(14,983)
Decrease in other liabilities	(31,730)	(8,867)
Net cash used in operating activities	(72,062)	(59,885)
Cash flows from investing activities:
Capital expenditures	(5,677)	(6,017)
Proceeds from sale of fixed assets	74	2,471
Investments in unconsolidated entities	(2,411)	(2,787)
Return of capital from unconsolidated entities	1,621	1,141
Increases in restricted cash	(6,730)	(1,770)
Decreases in restricted cash	6,439	23,392
Net cash (used in) provided by investing activities	(6,684)	16,430
Cash flows from financing activities:
Repayment of debt	(256,207)	(208,221)
Proceeds from issuance of new debt	250,000	137,900
Repayment of borrowings from credit facility	(25,000)	(25,000)
Borrowings from credit facility	25,000	25,000
Debt issuance costs	(4,721)	(2,451)
Other financing activities	(388)	(423)
Net cash used in financing activities	(11,316)	(73,195)
Decrease in cash and cash equivalents	(90,062)	(116,650)
Cash and cash equivalents at beginning of period	228,871	251,583
Cash and cash equivalents at end of period	$138,809	$134,933

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited condensed financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements. The results of our consolidated operations presented herein for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors. For further information and a discussion of our significant accounting policies other than those discussed below, refer to Note 2 to the audited consolidated financial statements within our 2016 Annual Report.
Basis of Consolidation. These unaudited condensed consolidated financial statements present the consolidated balance sheet, income (loss), comprehensive income (loss) and cash flows of the Company, including its consolidated subsidiaries. Intercompany balances have been eliminated in consolidation.
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of income (loss) for all periods presented (see Note 16 for a further discussion of our discontinued operations).
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
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2016 Annual Report. Our homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record land held for sale at the lower of the carrying value or fair value less costs to sell.
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
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to record most leases on their balance sheets. The timing and classification of lease-related expenses for lessees will depend on whether a lease is determined to be an operating lease or a finance lease using updated criteria within ASU 2016-02. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Regardless of lease type, the lessee will recognize a right-of-use asset, representing the right to use the identified asset during the lease term, and a related lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the current lease accounting rules. The guidance within ASU 2016-02 will be effective for the Company's first fiscal year beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach, which requires application of the standard at the beginning of the earliest comparative period presented, with certain optional practical expedients. ASU 2016-02 also requires significantly enhanced disclosures around an entity's leases and the related accounting. We continue to evaluate the impact of ASU 2016-02 on our consolidated financial statements. However, a large majority of our leases are for office space, which we have determined will be treated as operating leases under ASU 2016-02. As such, we anticipate recording a right-of-use asset and related lease liability for these leases, but we do not expect our expense recognition pattern to change. Therefore, we do not anticipate any significant change to our statements of income or cash flows as a result of adopting ASU 2016-02.
Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is to reconcile its cash and cash equivalents as per its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. The guidance within ASU 2016-18 will be effective for the Company's first fiscal year beginning after December 15, 2017, with early adoption permitted. While we continue to evaluate the impact of ASU 2016-18 on our financial statements, we expect the impact to be as follows: (1) changes in our restricted cash balances will no longer be shown in our statements of cash flows (within investing activities), as these balances will be included in the beginning and ending cash balances in our statements of cash flows; and (2) we will include in our disclosures a reconciliation between our cash balances presented on our balance sheets with the amounts presented in our statements of cash flows.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Six Months Ended
	March 31,
(In thousands)	2017	2016
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$5,197	$8,265
Land acquisitions for debt	6,304	—
Supplemental disclosure of cash activity:
Interest payments	50,153	60,998
Income tax payments	91	471
Tax refunds received	3	67
(a) For the six months ended March 31, 2017 and March 31, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures.

(4) Investments in Unconsolidated Entities
As of March 31, 2017, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of March 31, 2017 and September 30, 2016:

(In thousands)	March 31, 2017	September 30, 2016
Beazer’s investment in unconsolidated entities	$6,112	$10,470
Total equity of unconsolidated entities	15,725	31,615
Total outstanding borrowings of unconsolidated entities	17,568	14,702
Our equity in income (loss) from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Equity in income (loss) of unconsolidated entities	$33	$(51)	$55	$9
For the three and six months ended March 31, 2017 and 2016, there were no impairments related to our investments in these unconsolidated entities.
Guarantees. Our joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our joint venture partners have provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2017 and September 30, 2016, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2017 and 2016, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of March 31, 2017 and September 30, 2016:

(In thousands)	March 31, 2017	September 30, 2016
Homes under construction	$462,017	$377,191
Development projects in progress	772,664	742,417
Land held for future development	152,724	213,006
Land held for sale	25,585	29,696
Capitalized interest	146,916	138,108
Model homes	71,166	68,861
Total owned inventory	$1,631,072	$1,569,279

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 119 (with a cost of $34.7 million) and 178 (with a cost of $56.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of March 31, 2017 and September 30, 2016, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).
Total owned inventory, by reportable segment, is presented by category in the table below as of March 31, 2017 and September 30, 2016:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2017
West Segment	$647,239	$128,132	$8,144	$783,515
East Segment	297,967	13,649	15,129	326,745
Southeast Segment	308,362	10,943	1,210	320,515
Corporate and unallocated (b)	199,195	—	1,102	200,297
Total	$1,452,763	$152,724	$25,585	$1,631,072
September 30, 2016
West Segment	$586,420	$172,015	$6,577	$765,012
East Segment	276,785	30,036	20,930	327,751
Southeast Segment	276,385	10,955	1,090	288,430
Corporate and unallocated (b)	186,987	—	1,099	188,086
Total	$1,326,577	$213,006	$29,696	$1,569,279
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest and model homes categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment. Land held for sale amount includes parcels held by our discontinued operations.
Inventory Impairments. When conducting our community level review for the recoverability of our inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry gross margins in backlog and in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than ten homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to gross margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it is prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets, in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the quarter ended March 31, 2017, there were six communities on our watch list, five in our West segment and the other one in our East segment. However, none of these communities required further analysis to be performed after considering certain qualitative factors. For the quarter ended March 31, 2016, there were two communities on our quarterly watch list, both in the West segment, that required further impairment analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis was conducted for the two communities, leading to an impairment charge for one of these communities.

The table below summarizes the results of our impairment analysis by reportable segment for the period presented:

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	# of Communities on Watch List (b)	# of Communities (c)	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (d)
Quarter Ended March 31, 2016
West	8	2	$20,809	108.0%
East	1	—	—	—%
Corporate and unallocated (e)	—	—	1,105	N/A (f)
Total	9	2	$21,914
(a) We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements.
(b) Number of communities in this column excludes communities that are closing out and have less than ten closings remaining.
(c) Number of communities in this column is lower than the number of communities on our watch list because it excludes communities due to certain qualitative considerations that would imply that the low profitability levels are temporary in nature.
(d) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our “watch list” methodology. While this metric for the communities in the West segment was above 100% for the quarter ended March 31, 2016 in total, for the community that we ultimately impaired, the metric was below 100%, while the metric for the community we did not impair was above 100%.
(e) Amount represents capitalized interest and indirects balance related to the communities for which an undiscounted cash flow analysis was prepared. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(f) N/A - not applicable.

The following table presents, by reportable segment, details around the impairment charges taken on projects in progress for the periods presented:

($ in thousands)	Three and Six Months Ended
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
March 31, 2016
West	1	34	$1,513	$5,518
Corporate and unallocated (a)	—	—	312	—
Total	1	34	$1,825	$5,518
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
The following table presents the values of significant quantitative unobservable inputs we used in determining the fair value of the community we impaired during the periods presented:

Three and Six Months Ended
Unobservable Inputs	March 31, 2016
Average selling price (in thousands)	$409
Closings per community per month	2
Discount rate	15.33%
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Projects in Progress:
West	$—	$1,513	$—	$1,513
Corporate and unallocated	—	312	—	312
Total impairment charges on projects in progress	$—	$1,825	$—	$1,825
Land Held for Sale:
West	$94	$—	$94	$—
East	—	—	—	197
Southeast	—	—	—	371
Total impairment charges on land held for sale	$94	$—	$94	$568
Abandonments:
East	$188	$—	$188	$—
Southeast	—	—	—	788
Total abandonments charges	$188	$—	$188	$788
Total impairment and abandonment charges	$282	$1,825	$282	$3,181
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
The following table provides a summary of our interests in lot option agreements as of March 31, 2017 and September 30, 2016:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of March 31, 2017
Unconsolidated lot option agreements	$92,227	$435,606
As of September 30, 2016
Unconsolidated lot option agreements	$80,433	$446,414

(6) Interest
Our ability to capitalize interest incurred during the three and six months ended March 31, 2017 and 2016 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Capitalized interest in inventory, beginning of period	$144,299	$132,462	$138,108	$123,457
Interest incurred	26,482	30,467	53,569	60,555
Capitalized interest impaired	—	(84)	—	(84)
Interest expense not qualified for capitalization and included as other expense (a)	(4,046)	(6,633)	(9,298)	(14,065)
Capitalized interest amortized to home construction and land sales expenses (b)	(19,819)	(16,073)	(35,463)	(29,724)
Capitalized interest in inventory, end of period	$146,916	$140,139	$146,916	$140,139
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
(7) Borrowings
As of March 31, 2017 and September 30, 2016, we had the following debt, net of premiums/discounts and unamortized debt issuance costs:

(In thousands)	Maturity Date	March 31, 2017	September 30, 2016
5 3/4% Senior Notes	June 2019	$321,393	$321,393
7 1/2% Senior Notes	September 2021	—	198,000
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	199,834	199,834
6 3/4% Senior Notes	March 2025	250,000	—
Unamortized debt premium, net		3,799	2,362
Unamortized debt issuance costs		(16,478)	(14,063)
Total Senior Notes, net		1,258,548	1,207,526
Term Loan (net of unamortized discount of $880 and unamortized debt issuance costs of $1,451)	March 2018	—	52,669
Junior Subordinated Notes (net of unamortized accretion of $39,870 and $40,903, respectively)	July 2036	60,903	59,870
Other Secured Notes payable	Various Dates	14,911	11,813
Total debt, net		$1,334,362	$1,331,878
Secured Revolving Credit Facility. Our Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On October 13, 2016, we executed a third amendment (the Third Amendment) to the Facility. The Third Amendment (1) extended the termination date of the Facility from January 15, 2018 to February 15, 2019; (2) increased the available maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $145.0 million to $180.0 million; (3) reduced the aggregate collateral ratio (as defined by the underlying Credit Agreement) from 5.00 to 1.00 to 4.00 to 1.00; and (4) reduced the after-acquired exclusionary condition (also as defined by the underlying Credit Agreement) from $1.0 billion to $800.0 million. The facility continues to be with three lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2016 Annual Report.
As of March 31, 2017 and September 30, 2016, we had no borrowings outstanding under the Facility, but had $39.3 million and $38.2 million in letters of credit outstanding, respectively, leaving us with $140.7 million and $106.8 million in remaining capacity, respectively. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of March 31, 2017, we were in compliance with all such covenants.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of March 31, 2017 and September 30, 2016, we had letters of credit outstanding under these additional facilities of $13.1 million and $12.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.
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
All unsecured Senior Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under the Facility, if outstanding, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes, but are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable indenture.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of March 31, 2017.
In March 2017, we issued and sold $250 million aggregate principal amount of 6.75% unsecured Senior Notes due March 2025 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2025 Notes). Interest on the 2025 Notes is payable semi-annually, beginning on September 15, 2017. The 2025 Notes will mature on March 15, 2025. We may redeem the 2025 Notes at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2025 Notes originally issued remain outstanding immediately after such redemption. For additional redemption features of the 2025 Notes after March 15, 2020, refer to the table below that summarizes the redemption terms for our Senior Notes.
The 2025 Notes are unsecured senior obligations that rank equally with all of our other unsecured senior indebtedness. The 2025 Notes are fully and unconditionally guaranteed jointly and severally on an unsecured senior basis by substantially all of our subsidiaries. The 2025 Notes and related guarantees are effectively junior to our secured obligations (such as the Facility) to the extent of the value of the collateral securing those obligations. Upon the occurrence of certain specified changes of control, the holders of the 2025 Notes will have the right to require us to purchase all or a part of the notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

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

6 3/4% Senior Notes	March 2017	March 2025
Callable at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after March 15, 2020, callable at a redemption price equal to 105.063% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 103.375% of the principal amount; on or after March 15, 2022, callable at a redemption price equal to 101.688% of the principal amount; on or after March 15, 2023, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

During the three months ended March 31, 2017, we redeemed our outstanding Senior Notes due 2021, as well as the remaining balance on our term loan (discussed below), mainly by utilizing the proceeds received from the 2025 Notes issued during the current quarter, which is discussed above, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million during the three and six months ended March 31, 2017.
During the second quarter of our fiscal 2016, we (1) redeemed our then outstanding Senior Notes due 2016, mainly by utilizing the proceeds received from the term loan issued, which is discussed below; and (2) redeemed $9.8 million and $0.6 million of our then outstanding Senior Notes due May 2019 and Senior Notes due June 2019, respectively. This debt repurchase activity resulted in a net loss on extinguishment of debt of $1.6 million during the three months ended March 31, 2016, which when combined with the loss on extinguishment from the first fiscal quarter, resulted in a total loss on extinguishment of debt of $2.5 million for the six months ended March 31, 2016.
Term Loan. In March 2016, we entered into a credit agreement that provided us with a $140 million, two-year secured term loan (the Term Loan). We prepaid the remaining $55.0 million outstanding on the Term Loan in March 2017 with the proceeds of the 2025 Notes, along with cash on hand.
Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.25% as of March 31, 2017 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2017, the unamortized accretion was $39.9 million and will be amortized over the remaining life of the notes. As of March 31, 2017, we were in compliance with all covenants under our Junior Subordinated Notes.

Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of March 31, 2017 and September 30, 2016, we had outstanding secured notes payable of $14.9 million and $11.8 million, respectively, primarily related to land acquisitions. These secured notes payable related to land acquisitions have varying expiration dates between 2017 and 2019, and have a weighted-average fixed interest rate of 3.32% as of March 31, 2017. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
(8) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions. The Company is subject to the possibility of loss contingencies arising from its business. In determining loss contingencies, we consider the likelihood of loss, as well as our ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Warranty Reserves. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
Our homebuilding work is performed by subcontractors that typically must agree to indemnify us with regard to their work, and provide us with certificates of insurance demonstrating that they have met our insurance requirements and that we are named as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors. In addition, we maintain insurance coverage related to our construction efforts that can result in recoveries of warranty and construction defect costs above certain specified limits.
Our warranty reserves are included in other liabilities on our consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in our consolidated statements of income. We record reserves covering anticipated warranty expense for each home we close. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in our historical data and trends. While we adjust our estimated warranty liabilities each reporting period to the extent required as a result of our quarterly analyses, historical data and trends may not accurately predict actual warranty costs, which could lead to a significant change in the reserve.
Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$32,309	$28,913	$39,131	$27,681
Accruals for warranties issued (a)	3,249	3,086	5,907	5,701
Changes in liability related to warranties existing in prior periods (b)	2,463	20,053	7,855	30,653
Payments made (b)	(12,635)	(11,149)	(27,507)	(23,132)
Balance at end of period	$25,386	$40,903	$25,386	$40,903
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

Florida Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). These issues continued to be reported to us throughout our fiscal 2015 and fiscal 2016. Other builders were also dealing with stucco issues, some of which also received local media coverage. Through March 31, 2017, we cumulatively recorded charges related to these issues of $84.7 million (of which $19.6 million and $28.6 million were recorded in the three and six months ended March 31, 2016, respectively). As of September 30, 2016, the accrual to cover outstanding payments and potential repair costs for the impacted homes was $22.6 million, after considering the repair costs already paid. For an additional discussion of this matter and the related expenses recorded in prior periods, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report.
During our fiscal 2017, the number of homeowner calls beyond those anticipated based on our procedures and previous call history continued to trend down. However, largely due to increased cost estimates for repairs of homes discovered in more recent periods, we recorded additional warranty expense related to the Florida stucco issues of $1.5 million and $6.1 million during the three and six months ended March 31, 2017, respectively. As of March 31, 2017, 705 homes have been identified as likely to require repairs (an increase of 15 homes over those that were anticipated to require repairs as of the end of our fiscal 2016), of which 550 homes have been repaired. We made payments related to the Florida stucco issues of $7.3 million and $17.3 million during the three and six months ended March 31, 2017, respectively, including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $11.4 million as of March 31, 2017, which is included in our overall warranty liability detailed above. As of March 31, 2017, other homes in the impacted communities remain within the period of the applicable statute of repose, but as of the end of the current quarter are not deemed likely to require repairs and, accordingly, no reserve has been established for these homes. The cost to repair these homes would be approximately $4.1 million if the current cost estimates were applied to these additional homes.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. The current quarter charges were offset by additional insurance recoveries; for a discussion of the amounts we have already recovered or anticipate recovering from our insurers, refer to the “Insurance Recoveries” section below.
In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurers, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited condensed consolidated financial statements as of March 31, 2017. Any amounts recovered from our subcontractors related to homes closed during policy years for which we have exceeded the deductible in our insurance policies would be remitted to our insurers, while recoveries in other policy years would be retained by us.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the Florida stucco issues discussed above. As such, beginning with the first quarter of our fiscal 2015, we expect a substantial majority of additional costs incurred for warranty work on homes within these policy years to be reimbursed by our insurers. For one policy year, our exposure has exceeded the insurance claim limit for one division under our first layer of coverage; however, we are claiming and recovering additional amounts under our excess insurance coverage.
Warranty expense beyond the deductibles set in our insurance policies was recorded related to homes impacted by the Florida stucco issues, as well as other various warranty issues that are in excess of our insurance thresholds, resulting in our recognition of $2.3 million and $6.2 million in insurance recoveries during the three and six months ended March 31, 2017, respectively, that we deem probable of receiving; this amount fully offset the current period expense related to the Florida stucco issues. For the three and six months ended March 31, 2016, $19.8 million and $36.2 million, respectively, were recorded in insurance recoveries. The recoveries recorded during the six months ended March 31, 2016 were $3.6 million greater than the underlying expense related to the Florida stucco issues, as we began to recover more costs than initially anticipated. The remaining insurance recovery amount for the three and six months ended March 31, 2016 beyond the Florida stucco issues related to expenditures for warranty issues that were individually immaterial but are also in excess of our insurance thresholds.
Amounts recorded for anticipated insurance recoveries are reflected within our consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer are recorded on a gross basis (i.e. not net of any associated warranty expense) as a receivable within accounts receivable on our consolidated balance sheets.
Amounts still to be recovered under our insurance policies will vary based on whether expected additional warranty costs are actually incurred for periods for which our threshold has already been met. As a result, we anticipate the balance of our established receivable for insurance recoveries to fluctuate for potential future reimbursements, as well as the amounts ultimately owed to us from our insurers.
Litigation
From time-to-time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of March 31, 2017, no liability has been recorded for any additional claims related to this matter, as such exposure is not both probable and reasonably estimable.
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
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). For a further discussion of the HUD Agreement, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report. During the three and six months ended March 31, 2016, we accrued $1.1 million and $2.3 million, respectively, related to the HUD Agreement, which was recorded within general and administrative expenses (G&A) in our consolidated statement of income.
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
We have an accrual of $4.0 million and $10.2 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of March 31, 2017 and September 30, 2016, respectively.
We had outstanding letters of credit and performance bonds of approximately $52.4 million and $210.5 million, respectively, as of March 31, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of March 31, 2017.
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value of assets deemed to be impaired is determined based upon the type of asset being evaluated. The fair value of our owned inventory assets, when required to be calculated, is discussed within Notes 2 and 5. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities.
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
The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Six Months Ended March 31, 2017
Deferred compensation plan assets (a)	$—	$1,080	$—		$1,080
Land held for sale (b)	—	—	325		325
Six Months Ended March 31, 2016
Deferred compensation plan assets (a)	$—	$804	$—		$804
Development projects in progress (b)	—	—	5,518	(c)	5,518
Land held for sale (b)	—	—	16,213	(c)	16,213
As of September 30, 2016
Deferred compensation plan assets (a)	$—	$765	$—		$765
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
(c) Amounts represent the impairment-date fair value of certain development projects in progress and land held for sale assets that were impaired during the six months ended March 31, 2016.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities and amounts due under the Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of March 31, 2017 and September 30, 2016:

	As of March 31, 2017			As of September 30, 2016
(In thousands)	Carrying Amount (a)		Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,258,548		$1,338,024	$1,207,526	$1,253,614
Term Loan	N/A	(c)	N/A	52,669	52,669
Junior Subordinated Notes	60,903		60,903	59,870	59,870
	$1,319,451		$1,398,927	$1,320,065	$1,366,153
(a) Carrying amounts are net of unamortized debt premium/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(c) N/A - Not applicable
(10) Income Taxes
Income Tax Provision. Our income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Our total income tax benefit, including discontinued operations, was $4.5 million and $7.1 million for the three and six months ended March 31, 2017, respectively, compared to an income tax benefit of $3.9 million and $3.3 million for the three and six months ended March 31, 2016, respectively. Our current fiscal year income tax benefit was primarily driven by (1) the loss in earnings from continuing operations; and (2) the Company's completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded in the current fiscal year but related to our fiscal 2016. The tax benefit for the six months ended March 31, 2016 was primarily driven by (1) our loss in earnings from continuing operations; and (2) the Company's completion of work necessary to claim $1.4 million in tax credits, which were recorded in our fiscal 2016 but related to our fiscal 2015.

Deferred Tax Assets and Liabilities. The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it “is more likely than not” that some portion of these deferred tax assets will not be realized. As of September 30, 2016 and again as of March 31, 2017, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As of March 31, 2017, our conclusions on the valuation allowance of $66.3 million and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2016 and are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2016 Annual Report.
(11) Stock-based Compensation
Our total stock-based compensation expense is included in G&A in our consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Stock options expense	$55	$102	$162	$250
Restricted stock awards expense	2,286	1,929	4,355	3,538
Before tax stock-based compensation expense	2,341	2,031	4,517	3,788
Tax benefit	(833)	(991)	(1,607)	(1,848)
After tax stock-based compensation expense	$1,508	$1,040	$2,910	$1,940
During the six months ended March 31, 2017 and 2016, employees surrendered 30,018 shares and 14,673 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued this stock at the market price on the date of surrender, for an aggregate value of approximately $387,000 and $137,000 for the six months ended March 31, 2017 and 2016, respectively.
Stock Options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of March 31, 2017, the intrinsic value of our stock options outstanding, vested and expected to vest and exercisable were $0.5 million, $0.4 million and $0.1 million, respectively. As of both March 31, 2017 and September 30, 2016, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of March 31, 2017 is expected to be recognized over a weighted-average period of 1.8 years.

During the six months ended March 31, 2017, we issued 29,410 stock options, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the Employee Stock Option Program (EOP; refer to Note 16 of the notes to the consolidated financial statements in our 2016 Annual Report). We used the following assumptions for stock options granted, which derived the weighted average fair value shown, for the period presented:

Six Months Ended
March 31, 2017
Expected life of options	5.4 years
Expected volatility	50.10%
Expected dividends	—
Weighted average risk-free interest rate	1.85%
Weighted average fair value	$5.83
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

Activity related to stock options for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2017		March 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	698,445	$16.35	672,669	$16.49
Granted	2,300	12.24	29,410	12.50
Forfeited	(12,570)	13.39	(13,904)	12.91
Outstanding at end of period	688,175	$16.39	688,175	$16.39
Exercisable at end of period	563,943	$17.82	563,943	$17.82
Vested or expected to vest in the future	684,250	$16.44	684,250	$16.44
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2017 and September 30, 2016, there was $13.5 million and $11.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of March 31, 2017 is expected to be recognized over a weighted average period of 1.8 years.
We issued two types of restricted stock awards during the six months ended March 31, 2017 as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions; and (2) time-based restricted stock awards. Each award type is discussed further below.
Performance-Based Restricted Stock Awards. During the six months ended March 31, 2017, we issued 263,696 shares of performance-based restricted stock (2017 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2017 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on these financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2017 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $13.60 per share on the date of grant.
A Monte Carlo valuation model requires the following inputs: (1) the expected dividend yield on the underlying stock; (2) the expected price volatility of the underlying stock; (3) the risk-free interest rate for the period corresponding with the expected term of the award; and (4) the fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo valuation model to determine the fair value as of the grant date for the 2017 Performance Shares: 0% dividend yield for the Company; expected price volatility ranging from 32.6% to 66.0%; and a risk-free interest rate of 1.30%. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.
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
Time-Based Restricted Stock Awards. During six months ended March 31, 2017, we also issued 269,402 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. The Restricted Shares granted to our non-employee directors vest on the one-year anniversary of the date of grant, while the Restricted Shares granted to our executive officers and other employees vest ratably over three years from the date of grant.

Activity relating to restricted stock awards for the periods presented is as follows:

	Three Months Ended March 31, 2017
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	683,699	$15.72	892,796	$16.43	1,576,495	$16.12
Forfeited	—	—	(1,093)	19.07	(1,093)	19.07
End of period	683,699	$15.72	891,703	$16.43	1,575,402	$16.12

	Six Months Ended March 31, 2017
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	448,693	$16.71	807,124	$17.52	1,255,817	$17.23
Granted	263,696	13.60	269,402	12.51	533,098	13.05
Vested	—	—	(183,730)	15.49	(183,730)	15.49
Forfeited	(28,690)	11.65	(1,093)	19.07	(29,783)	11.92
End of period	683,699	$15.72	891,703	$16.43	1,575,402	$16.12

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
The Company reported a net loss for the three and six months ended March 31, 2017 and March 31, 2016. Accordingly, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For both the three and six months ended March 31, 2017, 1.6 million shares related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect. For the three and six months ended March 31, 2016, 2.0 million and 1.9 million shares, respectively, related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.
The weighted average number of common shares outstanding used to calculate basic loss per share and diluted loss per share is as follows for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Basic and diluted shares	31,969	31,808	31,931	31,783

(13) Other Liabilities
Our other liabilities include the following as of March 31, 2017 and September 30, 2016:

(In thousands)	March 31, 2017	September 30, 2016
Accrued warranty expense	$25,386	$39,131
Accrued bonuses and deferred compensation	17,497	30,466
Customer deposits	14,579	12,140
Accrued interest	11,664	11,530
Litigation accrual	3,992	10,178
Income tax liabilities	1,897	1,718
Other	27,512	29,090
Total other liabilities	$102,527	$134,253

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
The following tables contain our revenue, operating income and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Revenue
West	$185,155	$179,930	$356,904	$337,126
East	116,640	106,835	200,799	207,392
Southeast	123,673	98,842	207,006	185,538
Total revenue	$425,468	$385,607	$764,709	$730,056

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Operating income
West	$20,779	$18,927	$41,794	$35,713
East (a)	10,532	8,333	12,089	12,480
Southeast (b)	12,574	7,738	17,589	18,395
Segment total	43,885	34,998	71,472	66,588
Corporate and unallocated (c)	(36,374)	(31,968)	(62,686)	(54,410)
Total operating income	$7,511	$3,030	$8,786	$12,178

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Depreciation and amortization
West	$1,545	$1,332	$2,793	$2,550
East	598	634	1,127	1,431
Southeast	656	547	1,122	996
Segment total	2,799	2,513	5,042	4,977
Corporate and unallocated (c)	356	543	790	1,070
Total depreciation and amortization	$3,155	$3,056	$5,832	$6,047
(a) Operating income for our East segment for the six months ended March 31, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(b) Operating income for our Southeast segment for the six months ended March 31, 2016 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million.
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
The following table contains our capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
(In thousands)	2017	2016
Capital Expenditures
West	$3,165	$2,906
East	1,446	1,273
Southeast	875	1,622
Corporate and unallocated	191	216
Total capital expenditures	$5,677	$6,017

The following table contains our asset balance by segment as of March 31, 2017 and September 30, 2016:

(In thousands)	March 31, 2017	September 30, 2016
Assets
West	$807,218	$778,521
East	335,172	344,898
Southeast	343,125	333,501
Corporate and unallocated (a)	689,686	756,238
Total assets	$2,175,201	$2,213,158
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

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
March 31, 2017
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$142,287	$956	$804	$(5,238)	$138,809
Restricted cash	13,344	1,352	—	—	14,696
Accounts receivable (net of allowance of $193)	—	43,778	3	—	43,781
Income tax receivable	288	—	—	—	288
Owned inventory	—	1,631,072	—	—	1,631,072
Investments in unconsolidated entities	773	5,339	—	—	6,112
Deferred tax assets, net	317,296	—	—	—	317,296
Property and equipment, net	—	18,981	—	—	18,981
Investments in subsidiaries	731,043	—	—	(731,043)	—
Intercompany	766,146	—	2,365	(768,511)	—
Other assets	769	3,383	14	—	4,166
Total assets	$1,971,946	$1,704,861	$3,186	$(1,504,792)	$2,175,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$100,290	$—	$—	$100,290
Other liabilities	12,107	90,096	324	—	102,527
Intercompany	2,365	771,384	—	(773,749)	—
Total debt (net of premium and debt issuance costs)	1,319,452	14,910	—	—	1,334,362
Total liabilities	1,333,924	976,680	324	(773,749)	1,537,179
Stockholders’ equity	638,022	728,181	2,862	(731,043)	638,022
Total liabilities and stockholders’ equity	$1,971,946	$1,704,861	$3,186	$(1,504,792)	$2,175,201

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$215,646	$16,866	$859	$(4,500)	$228,871
Restricted cash	12,867	1,538	—	—	14,405
Accounts receivable (net of allowance of $354)	—	53,225	1	—	53,226
Income tax receivable	292	—	—	—	292
Owned inventory	—	1,569,279	—	—	1,569,279
Investments in unconsolidated entities	773	9,697	—	—	10,470
Deferred tax assets, net	309,955	—	—	—	309,955
Property and equipment, net	—	19,138	—	—	19,138
Investments in subsidiaries	701,931	—	—	(701,931)	—
Intercompany	734,766	—	2,574	(737,340)	—
Other assets	577	6,930	15	—	7,522
Total assets	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$104,174	$—	$—	$104,174
Other liabilities	11,315	122,561	377	—	134,253
Intercompany	2,574	739,266	—	(741,840)	—
Total debt (net of premium and debt issuance costs)	1,320,065	11,813	—	—	1,331,878
Total liabilities	1,333,954	977,814	377	(741,840)	1,570,305
Stockholders’ equity	642,853	698,859	3,072	(701,931)	642,853
Total liabilities and stockholders’ equity	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income (Loss) and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2017
Total revenue	$—	$425,468	$24	$(24)	$425,468
Home construction and land sales expenses	19,819	337,993	—	(24)	357,788
Inventory impairments and abandonments	—	282	—	—	282
Gross profit (loss)	(19,819)	87,193	24	—	67,398
Commissions	—	16,632	—	—	16,632
General and administrative expenses	—	40,071	29	—	40,100
Depreciation and amortization	—	3,155	—	—	3,155
Operating income (loss)	(19,819)	27,335	(5)	—	7,511
Equity in income of unconsolidated entities	—	33	—	—	33
Loss on extinguishment of debt	(15,563)	—	—	—	(15,563)
Other (expense) income, net	(4,046)	114	(8)	—	(3,940)
Income (loss) before income taxes	(39,428)	27,482	(13)	—	(11,959)
Expense (benefit) from income taxes	(14,478)	10,019	(5)	—	(4,464)
Equity in income of subsidiaries	17,455	—	—	(17,455)	—
Income (loss) from continuing operations	(7,495)	17,463	(8)	(17,455)	(7,495)
Loss from discontinued operations	—	(34)	(6)	—	(40)
Equity in loss of subsidiaries from discontinued operations	(40)		—	40	—
Net income (loss) and comprehensive income (loss)	$(7,535)	$17,429	$(14)	$(17,415)	$(7,535)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2016
Total revenue	$—	$385,607	$28	$(28)	$385,607
Home construction and land sales expenses	16,073	308,171	—	(28)	324,216
Inventory impairments and abandonments	84	1,741	—	—	1,825
Gross profit (loss)	(16,157)	75,695	28	—	59,566
Commissions	—	14,582	—	—	14,582
General and administrative expenses	—	38,867	31		38,898
Depreciation and amortization	—	3,056	—	—	3,056
Operating income (loss)	(16,157)	19,190	(3)	—	3,030
Equity in loss of unconsolidated entities	—	(51)	—	—	(51)
Loss on extinguishment of debt	(1,631)	—	—	—	(1,631)
Other (expense) income, net	(6,633)	76	(1)	—	(6,558)
Income (loss) before income taxes	(24,421)	19,215	(4)	—	(5,210)
Expense (benefit) from income taxes	(11,917)	8,020	(1)	—	(3,898)
Equity in income of subsidiaries	11,192	—	—	(11,192)	—
Income (loss) from continuing operations	(1,312)	11,195	(3)	(11,192)	(1,312)
Income (loss) from discontinued operations	—	81	(3)	—	78
Equity in income of subsidiaries from discontinued operations	78	—	—	(78)	—
Net income (loss) and comprehensive income (loss)	$(1,234)	$11,276	$(6)	$(11,270)	$(1,234)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2017
Total revenue	$—	$764,709	$60	$(60)	$764,709
Home construction and land sales expenses	35,463	607,963	—	(60)	643,366
Inventory impairments and abandonments	—	282	—	—	282
Gross profit (loss)	(35,463)	156,464	60	—	121,061
Commissions	—	29,955	—	—	29,955
General and administrative expenses	—	76,436	52	—	76,488
Depreciation and amortization	—	5,832	—	—	5,832
Operating income (loss)	(35,463)	44,241	8	—	8,786
Equity in income of unconsolidated entities	—	55	—	—	55
Loss on extinguishment of debt	(15,563)	—	—	—	(15,563)
Other (expense) income, net	(9,298)	171	(9)	—	(9,136)
Income (loss) before income taxes	(60,324)	44,467	(1)	—	(15,858)
Expense (benefit) from income taxes	(22,048)	15,044	—	—	(7,004)
Equity in income of subsidiaries	29,422	—	—	(29,422)	—
Income (loss) from continuing operations	(8,854)	29,423	(1)	(29,422)	(8,854)
Loss from discontinued operations	—	(101)	(9)	—	(110)
Equity in loss of subsidiaries from discontinued operations	(110)	—	—	110	—
Net income (loss) and comprehensive income (loss)	$(8,964)	$29,322	$(10)	$(29,312)	$(8,964)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2016
Total revenue	$—	$730,056	$101	$(101)	$730,056
Home construction and land sales expenses	29,440	580,388	—	(101)	609,727
Inventory impairments and abandonments	84	3,097	—	—	3,181
Gross profit (loss)	(29,524)	146,571	101	—	117,148
Commissions	—	28,356	—	—	28,356
General and administrative expenses	—	70,509	58	—	70,567
Depreciation and amortization	—	6,047	—	—	6,047
Operating income (loss)	(29,524)	41,659	43	—	12,178
Equity in income of unconsolidated entities	—	9	—	—	9
Loss on extinguishment of debt	(2,459)	—	—	—	(2,459)
Other (expense) income, net	(14,065)	944	(2)	—	(13,123)
Income (loss) before income taxes	(46,048)	42,612	41	—	(3,395)
Expense (benefit) from income taxes	(22,060)	18,762	16	—	(3,282)
Equity in income of subsidiaries	23,875	—	—	(23,875)	—
Income (loss) from continuing operations	(113)	23,850	25	(23,875)	(113)
Loss from discontinued operations	—	(116)	(6)	—	(122)
Equity in loss of subsidiaries and discontinued operations	(122)	—	—	122	—
Net income (loss) and comprehensive income (loss)	$(235)	$23,734	$19	$(23,753)	$(235)

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2017
Net cash used in operating activities	$(44,754)	$(27,243)	$(65)	$—	$(72,062)
Cash flows from investing activities:
Capital expenditures	—	(5,677)	—	—	(5,677)
Proceeds from sale of fixed assets	—	74	—	—	74
Investments in unconsolidated entities	—	(2,411)	—	—	(2,411)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Increases in restricted cash	(3,424)	(3,306)	—	—	(6,730)
Decreases in restricted cash	2,947	3,492	—	—	6,439
Advances to/from subsidiaries	(20,019)	—	10	20,009	—
Net cash (used in) provided by investing activities	(20,496)	(6,207)	10	20,009	(6,684)
Cash flows from financing activities:
Repayment of debt	(253,000)	(3,207)	—	—	(256,207)
Proceeds from issuance of new debt	250,000	—	—	—	250,000
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Borrowings from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(4,721)	—	—	—	(4,721)
Advances to/from subsidiaries	—	20,747	—	(20,747)	—
Other financing activities	(388)	—	—	—	(388)
Net cash used in financing activities	(8,109)	17,540	—	(20,747)	(11,316)
Decrease in cash and cash equivalents	(73,359)	(15,910)	(55)	(738)	(90,062)
Cash and cash equivalents at beginning of period	215,646	16,866	859	(4,500)	228,871
Cash and cash equivalents at end of period	$142,287	$956	$804	$(5,238)	$138,809
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2016
Net cash used in operating activities	$(32,839)	$(26,968)	$(78)	$—	$(59,885)
Cash flows from investing activities:
Capital expenditures	—	(6,017)	—	—	(6,017)
Proceeds from sale of fixed assets	—	2,471	—	—	2,471
Investments in unconsolidated entities	—	(2,787)	—	—	(2,787)
Return of capital from unconsolidated entities	—	1,141	—	—	1,141
Increases in restricted cash	(656)	(1,114)	—	—	(1,770)
Decreases in restricted cash	22,368	1,024	—	—	23,392
Advances to/from subsidiaries	(17,322)	—	—	17,322	—
Net cash provided by (used in) investing activities	4,390	(5,282)	—	17,322	16,430
Cash flows from financing activities:
Repayment of debt	(203,679)	(4,542)	—	—	(208,221)
Proceeds from issuance of new debt	137,900	—	—	—	137,900
Borrowings from credit facility	25,000	—	—	—	25,000
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Debt issuance costs	(2,451)	—	—	—	(2,451)
Advances to/from subsidiaries	—	20,888	12	(20,900)	—
Other financing activities	(423)	—	—	—	(423)
Net cash (used in) provided by financing activities	(68,653)	16,346	12	(20,900)	(73,195)
Decrease in cash and cash equivalents	(97,102)	(15,904)	(66)	(3,578)	(116,650)
Cash and cash equivalents at beginning of period	232,226	21,543	1,006	(3,192)	251,583
Cash and cash equivalents at end of period	$135,124	$5,639	$940	$(6,770)	$134,933

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited condensed consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of March 31, 2017 or September 30, 2016. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of income. The results of our discontinued operations in the unaudited condensed consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Total revenue	$—	$—	$—	$—
Home construction and land sales expenses	6	(56)	84	252
Gross profit (loss)	(6)	56	(84)	(252)
General and administrative expenses	60	(55)	91	(53)
Operating income (loss)	(66)	111	(175)	(199)
Other expense, net	(3)	—	(3)	—
Income (loss) from discontinued operations before income taxes	(69)	111	(178)	(199)
Expense (benefit) from income taxes	(29)	33	(68)	(77)
Income (loss) from discontinued operations, net of tax	$(40)	$78	$(110)	$(122)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of factors, including job growth, changes in population and demographics, the availability and cost of mortgage financing, the supply of new and existing homes and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. While we believe that there are multiple factors that point to further stability in the homebuilding market over the next several years, such as rising levels of household formation, tight housing supply in many markets, job and wage growth and mortgage rates that continue to be historically low, there are several risks that could significantly impact our business during fiscal 2017. These risks include somewhat inconsistent levels of consumer confidence, continued volatility in our domestic and international stock markets, political uncertainty and possible legislative reform, rising interest rates, and potential mortgage reform, as well as a variety of local market risks where we do business. However, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal Second Quarter
For the quarter ended March 31, 2017, we recorded a loss from continuing operations of $7.5 million, a decline of $6.2 million from the prior year quarter's loss from continuing operations of $1.3 million. However, the following items impacted the comparability of our loss from continuing operations between periods: (1) we recorded a $15.6 million loss on extinguishment of debt during the quarter, compared to prior year quarter's $1.6 million loss on extinguishment of debt; and (2) during the prior year quarter, we recorded impairment charges of $1.8 million, primarily related to one community in our West segment.
Looking at our underlying operating results, year-over-year closings increased by 7.7%, from 1,150 in the prior year quarter to 1,239 in the current quarter, and our average selling price (ASP) increased by 3.8%, from $328.0 thousand in the prior year quarter to $340.5 thousand in the current quarter. Combined, these factors contributed to an 11.8% increase in homebuilding revenue, which climbed from $377.3 million in the prior year quarter to $421.9 million in the current quarter. Our homebuilding gross margin, excluding impairments and abandonments and interest, also showed year-over-year improvement to 20.7% in the current quarter from 20.2% in the prior year quarter. Commissions expense was higher year-over-year due to the revenue increase, but remained consistent as a percentage of homebuilding revenue. Finally, our general and administrative expenses (G&A) increased year-over-year by $1.2 million, but have declined as a percentage of total revenue from 10.1% in the prior year quarter to 9.4% in the current quarter. This increase in G&A is due to higher compensation-related expenditures, as we have been right-sizing our team to prepare for future growth opportunities, offset by the recording of $1.1 million in expense related to the Deferred Prosecution Agreement (DPA) in the prior year quarter (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
We ended the quarter with a backlog of 2,236 units, which represents a 2.8% decline from the 2,300 backlog units we had as of the end of the prior year quarter. Although we entered the current quarter with slightly more backlog units, and new order activity in the current quarter was 0.7% higher than the prior year quarter (despite a 7.6% year-over-year decline in average active communities), the higher year-over-year closings during the quarter resulted in a lower number of units in our backlog as of the end of the quarter. The current quarter ending backlog has an ASP of $347.2 thousand, a year-over-year increase of 3.3%, making our aggregate dollar value of homes in backlog relatively flat.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates. Since we rolled out our “2B-10” plan, we have consistently noted that there are a number of paths to achieving our underlying goal of $200 million of Adjusted EBITDA, and continue to revisit our established ranges for each metric as needed. Regardless, we continue our commitment to reaching these objectives as soon as possible, and expect to reach them by making further improvements on the following five key metrics: (1) sales per community per month (our absorption rate); (2) ASP; (3) active community count; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative expenses (SG&A) as a percentage of total revenue.
Since introducing our “2B-10” plan, we have made significant progress on achieving our Adjusted EBITDA goal (refer to “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA” section below), driven by improvements with regard to the majority of our key metrics over time due to the intense focus we have placed on the operational drivers of this plan, and, in part, to stronger home pricing and market conditions. Our progress on each metric is discussed in more detail below:

•
Sales per community per month was 3.4 and 3.1 for the quarters ended March 31, 2017 and March 31, 2016, respectively. Our strong emphasis on sales absorptions within our lower active community count allowed us to achieve a significant year-over-year increase in this metric and to largely maintain our backlog unit levels despite higher year-over-year closings. Sales per community per month increased to 2.8 for the trailing 12 months ended March 31, 2017 versus 2.6 a year ago, and is within the range established in our “2B-10” plan of 2.8 to 3.2. We continue to believe that we are among the industry leaders in sales absorption rates, and are focused on maintaining our strong sales momentum through the remainder of our fiscal 2017.

•
Our ASP for closings during the trailing 12 months ended March 31, 2017 was $335.3 thousand, up 4.0% year-over-year, and our ASP in backlog as of March 31, 2017 has risen 3.3% versus the prior year quarter to $347.2 thousand. Our targeted metric for ASP established in November 2015 was a range of $330.0 thousand to $340.0 thousand, which we have achieved and believe we can maintain based on the gradual increase in our ASP on closed homes, our ASP on homes in backlog as of March 31, 2017 and our current mix of communities available for sale. As such, we further increased our targeted metric for ASP in the prior quarter to a range of $340.0 thousand to $350.0 thousand.

•
During the current quarter, we had an average active community count of 154, down 7.6% from the prior year quarter, and ended the quarter with 158 active communities. This decline in community count was anticipated, as we focused during our fiscal 2016 on balancing our community count with our goal of reducing our outstanding debt balance. However, we expect higher spend on land and land development activities during the remainder of the current fiscal year, and a corresponding growth in community count in fiscal 2018 and beyond. We invested another $102.9 million in land and land development during the current quarter, bringing our total spending for the trailing 12-month period to $347.5 million. Additionally, we have (1) increasingly focused on the use of option contracts and developed lot deals to maximize the efficiency of our capital; and (2) continued to activate certain parcels of land held for future development so that these assets can begin to generate revenue. We consistently evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage with land acquisition strategies that minimize our capital employed. Our “2B-10” target metric is an active community count range between 170 and 175.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the trailing 12 months ended March 31, 2017 was 21.5%, which is within our “2B-10” target metric range of 21.0% to 22.0%. However, excluding the $15.5 million reduction in cost of sales recorded during the third quarter of our fiscal 2016 resulting from an agreement entered into with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years, our homebuilding gross margin for the trailing 12 months ended March 31, 2017 would have been 20.7%, which is below our targeted range. Our homebuilding gross margin has been impacted by a number of headwinds, including the increasing cost of land, driven by both market conditions and the structure of our land deals, and labor, as well as geographic, product and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins). While we anticipate these headwinds to continue, we expect our homebuilding margin, as it has in the current quarter, to stabilize and modestly improve in the coming quarters.

•
SG&A for the trailing 12 months ended March 31, 2017 was 12.5% of total revenue, an increase of 30 basis points from the prior year. However, excluding the $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed noncollectible in the prior quarter, SG&A for the trailing 12 months ended March 31, 2017 was 12.3% of total revenue. Although it is slightly above our “2B-10” target range of 11.0% to 12.0%, we believe that as we grow revenue from our larger base of communities expected during our fiscal 2018 and beyond, as well as higher ASPs, we will demonstrate improved SG&A cost leverage.

For the trailing 12 months ended March 31, 2017, our revenue was $1.9 billion, up 3.6% year-over-year. Excluding the non-recurring items detailed in the full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended March 31, 2017 increased $1.7 million, or 1.1%, to $161.8 million.
We expect to continue our focus on our “2B-10” metrics throughout the remainder of fiscal 2017, with particular emphasis on driving sales absorptions and improving our homebuilding gross margin.
Debt Reduction and Capital Efficiency
During our fiscal 2016, we reduced our debt balance by nearly $157 million, which surpassed our initial debt reduction target for the prior fiscal year. We will continue to focus on deleveraging, and plan to further reduce our debt by at least another $100 million through our fiscal 2018. Toward this goal, we reduced our debt balance by $3.0 million during the current quarter, as we issued $250 million in unsecured 6.75% Senior Notes due March 2025, and used the proceeds, together with cash on hand, to redeem all $198 million of our remaining 2021 Senior Notes and the remaining $55 million balance outstanding on our Term Loan. We believe that deleveraging in a strong housing market will create long-term shareholder value. By actively managing our debt structure, we have been successful in paying off all of our secured borrowings in part by issuing unsecured senior debt with a later maturity date. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for further discussion of our outstanding borrowings.
Additionally, we have put additional emphasis on maximizing our return on capital by carefully managing our investment in land, so that our debt reduction targets can be achieved while still concentrating on community count. To reduce the risks associated with these investments and to maximize our capital base, we have increasingly used options to control land. Furthermore, we have activated certain parcels of land held for future development so that these assets can begin to generate revenue for the Company. In fact, during the current fiscal year, our land held for future development balance has declined by approximately $60 million.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and six months ended March 31, 2017 may not accurately predict our ultimate full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2017	2016	2017	2016
Revenues:
Homebuilding	$421,874	$377,255	$758,000	$713,848
Land sales and other	3,594	8,352	6,709	16,208
Total	$425,468	$385,607	$764,709	$730,056
Gross profit:
Homebuilding	$67,324	$58,275	$120,528	$116,338
Land sales and other	74	1,291	533	810
Total	$67,398	$59,566	$121,061	$117,148
Gross margin:
Homebuilding (a)	16.0%	15.4%	15.9%	16.3%
Land sales and other	2.1%	15.5%	7.9%	5.0%
Total	15.8%	15.4%	15.8%	16.0%
Commissions	$16,632	$14,582	$29,955	$28,356
General and administrative expenses (G&A) (b)	40,100	38,898	76,488	70,567
SG&A (commissions plus G&A) as a percentage of total revenue	13.3%	13.9%	13.9%	13.6%
G&A as a percentage of total revenue	9.4%	10.1%	10.0%	9.7%
Depreciation and amortization	$3,155	$3,056	$5,832	$6,047
Operating income	$7,511	$3,030	$8,786	$12,178
Operating income as a percentage of total revenue	1.8%	0.8%	1.1%	1.7%
Effective Tax Rate (c)	37.3%	74.8%	44.2%	96.7%
Loss on extinguishment of debt	15,563	1,631	15,563	2,459
(a) In addition to other items impacting homebuilding gross margin, for the six months ended March 31, 2016, this metric was impacted by warranty costs related to the Florida stucco issues, net of the associated insurance recoveries. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) In addition to other items impacting G&A, for the six months ended March 31, 2017, this metric was impacted by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed noncollectible.
(c) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to the effect of a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense (benefit) is not always directly correlated to the amount of pretax income (loss) for the associated periods, particularly when focusing on individual quarters.

EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment, impairments and abandonments) to total company net income (loss), the most directly comparable GAAP measure, is provided for each period presented below. Management believes that Adjusted EBITDA, which is a non-GAAP measure, assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. These EBITDA measures should not be considered alternatives to net income (loss) determined in accordance with GAAP as an indicator of operating performance.
In addition, given the unusual size and nature of certain amounts recorded during the periods presented, Adjusted EBITDA is also shown excluding these amounts in the following table. Management believes that this representation best reflects the operating characteristics of the Company.
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31, (a)
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16	2017	2016	17 vs 16
Net income (loss)	$(7,535)	$(1,234)	$(6,301)	$(8,964)	$(235)	$(8,729)	$(4,036)	$368,195	$(372,231)
Expense (benefit) from income taxes	(4,493)	(3,865)	(628)	(7,072)	(3,359)	(3,713)	12,511	(328,692)	341,203
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	23,865	22,790	1,075	44,761	43,873	888	105,598	94,174	11,424
Depreciation and amortization and stock-based compensation amortization	5,495	5,087	408	10,354	9,834	520	22,272	21,270	1,002
Inventory impairments and abandonments (b)	282	1,741	(1,459)	282	3,097	(2,815)	11,757	6,206	5,551
Loss on extinguishment of debt	15,563	1,631	13,932	15,563	2,459	13,104	26,527	2,539	23,988
Adjusted EBITDA	$33,177	$26,150	$7,027	$54,924	$55,669	$(745)	$174,629	$163,692	$10,937
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	—	—	(3,612)	3,612	—	(3,612)	3,612
Additional insurance recoveries from third-party insurer	—	—	—	—	—	—	(15,500)	—	(15,500)
Write-off of deposit on legacy land investment	—	—	—	2,700	—	2,700	2,700	—	2,700
Adjusted EBITDA excluding unexpected warranty costs (net of recoveries), additional insurance recoveries and write-off of deposit	$33,177	$26,150	$7,027	$57,624	$52,057	$5,567	$161,829	$160,080	$1,749
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization.” The impaired amounts were not material in any period presented.

Homebuilding Operations Data

The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2017	2016	17 vs 16	2017	2016
West	683	737	(7.3)%	15.9%	18.4%
East	414	391	5.9%	16.9%	17.9%
Southeast	452	410	10.2%	17.4%	16.0%
Total	1,549	1,538	0.7%	16.6%	17.6%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2017	2016	17 vs 16	2017	2016
West	1,150	1,159	(0.8)%	18.0%	20.6%
East	642	639	0.5%	19.0%	21.1%
Southeast	762	663	14.9%	19.3%	21.3%
Total	2,554	2,461	3.8%	18.6%	20.9%
Sales per community per month was 3.4 and 3.1 for the quarters ended March 31, 2017 and March 31, 2016, respectively, an increase of 9.0%. Our strong emphasis on sales absorptions within our lower active community count allowed us to achieve a significant year-over-year increase in this metric and to largely maintain our backlog levels, despite higher year-over-year closings during the quarter. Absorptions were driven by a strong response to our nationwide marketing campaign during the quarter, as well as a positive start to the spring selling season. Our average active communities declined 7.6% year-over-year, from 166 to 154 during the quarter ended March 31, 2017, partially offsetting our stronger absorptions and ultimately resulting in a 0.7% increase in new orders, net.
For the three and six months ended March 31, 2017, the decline in new orders, net in our West segment was driven by our Texas markets, particularly in Houston due to a lower community count in response to local economic conditions. All other markets in our West segment (California, Phoenix and Las Vegas) saw an offsetting increase in new orders, net for the three and six months ended March 31, 2017. The increase in new orders, net in our East segment for the three and six months ended March 31, 2017 was driven by Indianapolis, as we rebuild our presence in this market, and Virginia, offset by declines in our Maryland market, due to a particularly strong prior year sales performance as we sold additional speculative (spec) homes to generate capital, and our New Jersey market, which did not have any order activity in the current year periods but was winding down in the prior year. Finally, the year-over-year increase in new orders, net for the three and six months ended March 31, 2017 in our Southeast segment was primarily driven by strong order activity in our Raleigh market, where we have increased our community count, and our Charleston market, as several newer communities have started to gain momentum, offset by a decline in our Atlanta market, where we are transitioning into several new communities.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP for homes in backlog as of March 31, 2017 and March 31, 2016:

	As of March 31,
	2017	2016	17 vs 16
Backlog Units:
West	907	1,068	(15.1)%
East	583	592	(1.5)%
Southeast	746	640	16.6%
Total	2,236	2,300	(2.8)%
Aggregate dollar value of homes in backlog (in millions)	$776.4	$773.0	0.4%
ASP in backlog (in thousands)	$347.2	$336.1	3.3%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog units as of March 31, 2017 declined by 2.8% from the prior year due to higher closings in the current quarter as compared to prior year. This impact was partly mitigated by entering the quarter with a slightly higher backlog, as well as the increase in new orders, net despite a lower community count, as our sales absorptions in the current quarter were 9.0% higher than the prior year quarter.
Homebuilding Revenue, Average Selling Price and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$185,155	$176,940	4.6%	$330.0	$319.4	3.3%	561	554	1.3%
East	113,279	101,862	11.2%	396.1	367.7	7.7%	286	277	3.2%
Southeast	123,440	98,453	25.4%	314.9	308.6	2.0%	392	319	22.9%
Total	$421,874	$377,255	11.8%	$340.5	$328.0	3.8%	1,239	1,150	7.7%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$356,904	$334,136	6.8%	$333.2	$319.4	4.3%	1,071	1,046	2.4%
East	194,529	196,207	(0.9)%	386.7	367.4	5.3%	503	534	(5.8)%
Southeast	206,567	183,505	12.6%	313.0	296.5	5.6%	660	619	6.6%
Total	$758,000	$713,848	6.2%	$339.3	$324.6	4.5%	2,234	2,199	1.6%
The increase in ASP for the three and six months ended March 31, 2017 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies.
Closings for the three and six months ended March 31, 2017 in our West segment increased due to our Sacramento market, which continues to gain momentum after being re-activated, as well as our Las Vegas market, where certain communities continue to mature. These increases were offset by a year-over-year decline in closings in our Houston market due to a lower community count in response to local economic conditions and, for the six-month period, the prior year period's benefit from additional closings that were pushed out of the end of our fiscal 2015 due to the weather conditions in that region. In our East segment, closings for the three months ended March 31, 2017 increased primarily due to higher year-over-year activity in our Indianapolis market, as we rebuild our presence in that market. For the six months ended March 31, 2017, closings in our East segment decreased primarily due to a sharp decline in our Maryland market, where we sold and closed a significant number of spec homes in the prior year period to generate capital for debt reduction, and a lack of closings in the current period from our de-activated New Jersey market. In our Southeast segment, closings increased for the three months ended March 31, 2017 in all of our markets, while the increase in closings for the six-month period ended March 31, 2017 was driven primarily by our Atlanta and Tampa markets.
Our higher ASP, coupled with the increase in closings described above, resulted in homebuilding revenue that was up significantly for the three and six months ended March 31, 2017. We anticipate that our ASP will likely continue to increase in future quarters, as indicated by our ASP for homes in backlog.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and abandonment charges). Additionally, we have shown the impact of unexpected warranty costs related to the Florida stucco issues, net of insurance recoveries, which we consider to be a non-recurring item, on our gross profit and gross margin for the prior year.

	Three Months Ended March 31, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$39,205	21.2%	$—	$39,205	21.2%	$—	$39,205	21.2%
East	21,736	19.2%	188	21,924	19.4%	—	21,924	19.4%
Southeast	24,849	20.1%	—	24,849	20.1%	—	24,849	20.1%
Corporate & unallocated	(18,466)		—	(18,466)		19,819	1,353
Total homebuilding	$67,324	16.0%	$188	$67,512	16.0%	$19,819	$87,331	20.7%

	Three Months Ended March 31, 2016
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$34,887	19.7%	$1,513	$36,400	20.6%	$—	$36,400	20.6%
East	18,198	17.9%	—	18,198	17.9%	—	18,198	17.9%
Southeast	17,747	18.0%	—	17,747	18.0%	—	17,747	18.0%
Corporate & unallocated	(12,557)		312	(12,245)		16,073	3,828
Total homebuilding	$58,275	15.4%	$1,825	$60,100	15.9%	$16,073	$76,173	20.2%

	Six Months Ended March 31, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$76,022	21.3%	$—	$76,022	21.3%	$—	$76,022	21.3%
East	35,164	18.1%	188	35,352	18.2%	—	35,352	18.2%
Southeast	39,426	19.1%	—	39,426	19.1%	—	39,426	19.1%
Corporate & unallocated	(30,084)		—	(30,084)		35,463	5,379
Total homebuilding	$120,528	15.9%	$188	$120,716	15.9%	$35,463	$156,179	20.6%

	Six Months Ended March 31, 2016
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$67,100	20.1%	$1,513	$68,613	20.5%	$—	$68,613	20.5%
East	32,796	16.7%	—	32,796	16.7%	—	32,796	16.7%
Southeast	37,396	20.4%	788	38,184	20.8%	—	38,184	20.8%
Corporate & unallocated	(20,954)		312	(20,642)		29,440	8,798
Total homebuilding	$116,338	16.3%	$2,613	$118,951	16.7%	$29,440	$148,391	20.8%
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)						(3,612)
Adjusted homebuilding	$112,726	15.8%					$144,779	20.3%
Our homebuilding gross profit increased by $9.0 million to $67.3 million for the three months ended March 31, 2017, from $58.3 million in the prior year quarter, largely due to significantly higher homebuilding revenue that was discussed previously, and, to a lesser extent, to higher year-over-year gross margin. However, the comparability of our gross profit and gross margin, as shown in the tables above, was impacted by two items as follows: (1) prior year gross profit and margin included $1.8 million in impairment and abandonment charges taken on one community in our West segment, compared with an abandonment charge of $0.2 million taken in the current quarter; and (2) interest amortized to homebuilding cost of sales increased by $3.7 million, from $16.1 million in the prior year quarter to $19.8 million in the current quarter (refer to Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q). When these items are taken into consideration, year-over-year gross profit increased by $11.2 million, and our homebuilding gross margin improved by 50 basis points.
For the six months ended March 31, 2017, our homebuilding gross profit increased by $4.2 million, from $116.3 million in the prior year period to $120.5 million, also due to higher homebuilding revenue and, to a lesser extent, to higher year-over-year gross margin. However, similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period, as shown in the tables above, was impacted by the following items: (1) impairment and abandonment charges were higher in the prior year period by $2.4 million; (2) interest amortized to homebuilding cost of sales increased by $6.0 million, from $29.4 million in the prior year six-month period to $35.5 million in the current period (refer to Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q); and (3) prior year period gross profit included a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than that quarter's charges related to the Florida stucco issues. After considering these items, year-over-year gross profit increased by $11.4 million, and our home building margin improved by 30 basis points.

The year-over-year improvement in our homebuilding gross margin for the three and six months ended March 31, 2017 is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market and product type; (2) mix between speculative homes and "to be built" homes closed in each period; (3) our pricing strategies; (4) increased focus on managing our house costs; and (5) higher vendor rebates in the current year periods. However, our gross margin will continue to be impacted by several headwinds, including our activation of land assets formerly classified as land held for future development, which generally have lower margins, and the structure of our land purchase transactions, since finished lot purchases tend to result in lower gross margins.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.3% and excluding interest and inventory impairments, it was 21.5%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.5% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(7.2)%
Impact of interest amortized to COS related to these communities	5.2%
Pre-impairment turn gross margin, excluding interest amortization	(2.0)%
Impact of impairment turns	15.6%
Gross margin (post impairment turns), excluding interest amortization	13.6%
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$—	$2,990	$(2,990)	$(11)	$737	$(748)
East	3,361	4,973	(1,612)	85	554	(469)
Southeast	233	389	(156)	—	—	—
Total	$3,594	$8,352	$(4,758)	$74	$1,291	$(1,217)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$—	$2,990	$(2,990)	$267	$1,088	$(821)
East	6,270	11,185	(4,915)	216	308	(92)
Southeast	439	2,033	(1,594)	50	(214)	264
Corporate and unallocated (a)	—	—	—	—	(372)	372
Total	$6,709	$16,208	$(9,499)	$533	$810	$(277)
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
Although not as significant as in the prior year periods, to further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three and six months ended March 31, 2017 that did not fit within our strategic plans. We expect additional land sales to occur during the remainder of our fiscal 2017. However, future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance and changing strategic plans.
Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$20,779	$18,927	$1,852	$41,794	$35,713	$6,081
East (a)	10,532	8,333	2,199	12,089	12,480	(391)
Southeast (b)	12,574	7,738	4,836	17,589	18,395	(806)
Corporate and Unallocated (c)	(36,374)	(31,968)	(4,406)	(62,686)	(54,410)	(8,276)
Operating income	$7,511	$3,030	$4,481	$8,786	$12,178	$(3,392)
(a) Operating income for our East segment for the six months ended March 31, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(b) Operating income for our Southeast segment for the six months ended March 31, 2016 was impacted by a credit to cost of sales of $3.6 million for unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries.
(c) Corporate and unallocated operating loss includes: amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments; and certain other amounts that are not allocated to our operating segments.
Our operating income increased by $4.5 million to $7.5 million for the three months ended March 31, 2017, compared to $3.0 million for the three months ended March 31, 2016. As discussed above, our homebuilding gross profit during the current quarter increased by $9.0 million, driving this increase in operating income. However, the increase in homebuilding gross profit was offset by (1) lower land sales and other gross profit; (2) higher quarter-over-quarter commissions on higher homebuilding revenue (commissions expense as a percentage of homebuilding revenue was flat quarter-over-quarter); and (3) an increase in G&A. Our G&A costs were higher due to increased compensation-related expenditures, as we have been right-sizing our team to prepare for future growth opportunities, such as the Gatherings active adult communities, offset by the recording of $1.1 million in expense related to the DPA in the prior year quarter (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
For the six months ended March 31, 2017, operating income decreased by $3.4 million to $8.8 million, compared to operating income in the prior year period of $12.2 million. Although homebuilding gross profit increased by $4.2 million year-over-year, operating income declined because of the following: (1) a year-over-year increase in G&A of $5.9 million (due to the previously mentioned increase in compensation-related expenditures, as well as a charge of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible in the prior quarter, offset by the recording of $2.3 million in expense related to the DPA in the prior year period); and (2) higher year-over-year commissions on higher homebuilding revenue (commissions expense as a percentage of homebuilding revenue was flat year-over-year).
Below operating income, we had two noteworthy year-over-year fluctuations for the three and six months ended March 31, 2017 as follows: (1) we had a decline in our other expense, net, mainly driven by a reduction in our interest costs on a lower outstanding debt balance; and (2) we recorded a significantly higher loss on the extinguishment of debt during the current three and six months versus the prior year due to the management of our debt portfolio, primarily driven by redeeming our remaining 2021 Senior Notes (refer to Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for a further discussion of these items).
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against substantially all of our deferred tax assets, but was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates had not been meaningful metrics, as our income tax expense/benefit was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in our fiscal 2016, the Company started using an annualized effective tax rate in interim periods to determine its tax expense/benefit, which should more closely correlate with our pretax income or loss in periods, but will continue to be impacted by discrete tax items.
Our current fiscal year-to-date income tax benefit was primarily driven by (1) the loss in earnings from continuing operations in the current fiscal year; and (2) the Company's completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded during our fiscal 2017 but related to our fiscal 2016. The tax benefit for the six months ended March 31, 2016 was also primarily driven by (1) the loss in earnings from continuing operations; and (2) the Company's completion of work necessary to claim $1.4 million in tax credits, which were recorded during our fiscal 2016 but related to our fiscal 2015.
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, we executed a restructuring effort in the prior quarter that involved changes in the legal forms and tax elections for certain of our operating entities. These efforts were undertaken to reduce our effective tax rate to an amount that is in-line with our peers, while also providing cash tax savings in jurisdictions where we no longer have significant loss carryforwards available. Our fiscal 2017 annualized effective tax rate, excluding the impact of discrete items recorded in the period, is currently in-line with our peers, and we expect to remain in that range in subsequent fiscal years.
Refer to Note 10 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three months ended March 31, 2017 as compared to 2016
West Segment: Homebuilding revenue increased 4.6% for the three months ended March 31, 2017 compared to the prior year quarter due to a 1.3% increase in closings (particularly in our Sacramento and Las Vegas markets, offset by our Houston market, as previously discussed), as well as a year-over-year increase in ASP of 3.3% driven in large part by the geographic mix of closings between our markets and an increase in our Dallas market due to community mix and pricing strategies. As compared to the prior year quarter, our homebuilding gross profit increased by $4.3 million due mainly to the increase in revenue already discussed and the impairment recorded in the prior year quarter, as well as an increase in homebuilding gross margin from 19.7% (20.6% when excluding the impairment recorded on a single community) to 21.2%. Gross margin increased in the majority of our markets in the West segment, particularly in our Sacramento market, where our re-opened communities continue to gain momentum, and our Las Vegas market, where certain communities continue to mature. The $1.9 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land and other gross profit, an increase in commissions expense on higher homebuilding revenue, as well as additional G&A costs, particularly with the growth of the Sacramento market.

East Segment: Homebuilding revenue increased by 11.2% for the three months ended March 31, 2017 compared to the prior year quarter due to a 3.2% increase in closings (mainly driven by our Indianapolis market, as previously discussed) and the impact of a 7.7% increase in ASP, which was higher in each of the markets in our East segment. As compared to the prior year quarter, our homebuilding gross profit increased by $3.5 million related mainly to the aforementioned higher homebuilding revenue, as well as higher homebuilding gross margin, which increased from 17.9% in the prior year quarter to 19.2%. The increase in gross margin was driven particularly by improved margin in our Indianapolis and Virginia markets. The $2.2 million increase in operating income resulted from the additional gross profit as previously discussed, offset by lower land and other gross profit, higher commissions on additional homebuilding revenue and a modest increase in G&A costs.
Southeast Segment: Homebuilding revenue increased by 25.4% for the three months ended March 31, 2017 compared to the prior year quarter due to a 22.9% increase in closings, which were higher in all markets, and, to a lesser extent, a 2.0% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $7.1 million due to the aforementioned climb in homebuilding revenue and an increase in gross margin from 18.0% to 20.1%, which was higher in all but one of our markets due to the mix of communities and product type within each market. The increase in operating income of $4.8 million resulted from the higher gross profit already described, offset by higher commissions on additional homebuilding revenue and higher G&A costs due to our business growth in this region, particularly in our Atlanta market.
Corporate and Unallocated: Our Corporate and unallocated results include: amortization of capitalized interest; movement in capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2017, corporate and unallocated net costs increased by $4.4 million from the prior year quarter, primarily due to (1) a year-over-year increase in interest amortized to cost of sales of $3.7 million (refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q); (2) an increase in indirect costs expensed to cost of sales quarter-over-quarter due to improved business performance; and (3) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults; partially offset by (4) the recording of $1.1 million in expense related to the DPA in the prior year quarter, an accrual for which was not needed in the current quarter due to the expiration of the DPA as of the end of our fiscal 2016 (refer to Note 8 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q).
Six months ended March 31, 2017 as compared to 2016
West Segment: Homebuilding revenue increased 6.8% for the six months ended March 31, 2017 compared to the prior year period due to a 2.4% increase in closings (particularly in our Sacramento and Las Vegas markets, offset by our Houston market, as previously discussed), as well as a year-over-year increase in ASP of 4.3% driven in large part by geographic mix of closings between our markets and an increase in our Dallas market due to community mix and pricing strategies. As compared to the prior year period, our homebuilding gross profit increased by $8.9 million due mainly to the increase in revenues already discussed, in addition to an increase in homebuilding gross margin from 20.1% (20.5% when excluding the impairment recorded on a single community) to 21.3%, driven by margin improvements in all but one market in our West segment. The $6.1 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land and other gross profit, an increase in commissions expense on higher homebuilding revenue, as well as additional G&A costs, particularly with the growth of the Sacramento market.
East Segment: Homebuilding revenue decreased 0.9% for the six months ended March 31, 2017 versus the prior year, primarily due to a 5.8% decline in closings (mainly attributable to our Maryland and de-activated New Jersey markets, as previously discussed), offset by the impact of a 5.3% increase in ASP. Despite the slight decline in homebuilding revenue, our homebuilding gross profit increased $2.4 million due to higher homebuilding gross margin, which increased from 16.7% in the prior year period to 18.1%. The large majority of our markets in the East segment had significant margin improvement, and the segment overall was not impacted in the current period by the closeout of our New Jersey division, which resulted in the closing of low-margin homes during the prior year period. The $0.3 million decrease in operating income resulted from higher G&A costs, driven by a charge of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible during the current six month period, offset by the higher gross profit already noted.
Southeast Segment: As compared to the prior year period, homebuilding revenue increased significantly by 12.6% due to a 6.6% increase in closings (driven by our Atlanta and Tampa markets), as well as a 5.6% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $2.0 million due to the aforementioned increase in homebuilding revenue, offset by a decline in gross margin from 20.4% to 19.1% in the current year period. However, our year-over-year comparison of gross profit and gross margin is impacted by the Florida stucco issues (refer to Note 8 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q) and, to a lesser extent, impairments and abandonments recorded during the prior year. Once adjusting for these items, gross profit for the Southeast segment increased by $4.9 million, and gross margin improved from

18.8% to 19.1%, as we saw underlying gross margin improvement in most of our markets in the Southeast segment. The year-over-year decline in operating income of $0.8 million is driven by higher commissions on additional homebuilding revenue and higher G&A costs due to our business growth in this region, particularly in our Atlanta market, offset by the higher gross profit discussed above.
Corporate and Unallocated: For the six months ended March 31, 2017, corporate and unallocated net costs increased $8.3 million over the prior year period, primarily due to (1) a year-over-year increase in interest amortized to cost of sales of $6.0 million (refer to Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q); (2) an increase in indirect costs expensed to cost of sales quarter-over-quarter due to improved business performance; and (3) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults; partially offset by (4) the recording of $2.3 million in expense related to the DPA in the prior year period, an accrual for which was not needed in the current year due to the expiration of the DPA as of the end of our fiscal 2016 (refer to Note 8 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q).
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of March 31, 2017, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
Liquidity and Capital Resources. Our sources of liquidity include, but are not limited to (1) cash from operations; (2) proceeds from Senior Notes, our Secured Revolving Credit Facility (the Facility) and other bank borrowings; (3) the issuance of equity and equity-linked securities; and (4) other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
Cash and cash equivalents decreased as follows for the periods presented:

	Six Months Ended March 31,
(In thousands)	2017	2016
Cash used in operating activities	$(72,062)	$(59,885)
Cash (used in) provided by investing activities	(6,684)	16,430
Cash used in financing activities	(11,316)	(73,195)
Net decrease in cash and cash equivalents	$(90,062)	$(116,650)
Operating Activities. We spent $206.1 million on land and land development activities during the six months ended March 31, 2017, an increase of $10.8 million, or 5.5%, compared to $195.3 million in land-related spending for the six months ended March 31, 2016. We expect our spend on land and land development activities to increase during the remainder of our fiscal 2017 as we begin to grow our community count. Our level of land and land development spend, which partly drives our change in inventory, had a significant impact on our cash flows from operating activities in both years, bringing net cash used in operating activities to $72.1 million and $59.9 million for the six months ended March 31, 2017 and 2016, respectively. Our cash used in operating activities was also materially impacted by changes in our working capital balances in both periods that resulted in a net use of cash. Additionally, our year-over-year decline in earnings, even adjusted for non-cash items, negatively impacted cash flows from operating activities in the current year period versus the prior year period.
Investing Activities. Net cash used in investing activities was $6.7 million for the six months ended March 31, 2017, mainly driven by capital expenditures, primarily for model homes. Net cash provided by investing activities was $16.4 million for the six months ended March 31, 2016, primarily driven by a decrease in restricted cash as a result of the redemption of our entire cash secured loan balance, and the receipt of proceeds from the sale of a building owned by the Company. These cash inflows were partially offset by capital expenditures, primarily for model homes, and additional investments made in unconsolidated entities.
Financing Activities. Net cash used in financing activities was $11.3 million for the six months ended March 31, 2017 due to repayment of certain debt issuances (including our 2021 Senior Notes, remaining Term Loan, and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our newly issued Senior Notes due 2025 (the 2025 notes, discussed below), offset by the proceeds from the same 2025 Notes. Net cash used in financing activities was $73.2 million for the six months ended March 31, 2016, primarily related to the redemption of certain of our then outstanding debt, including our Senior Notes due 2016, partially offset by proceeds received from the issuance of the Term Loan, which was fully redeemed in the current quarter.
Financial Position. As of March 31, 2017, our liquidity position consisted of:

•	$138.8 million in cash and cash equivalents;

•	$140.7 million of remaining capacity under the Facility (due to the use of the Facility to secure $39.3 million in letters of credit); and

•	$14.7 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
During the second quarter of our fiscal 2017, we redeemed our outstanding Senior Notes due 2021, as well as the remaining balance of our Term Loan, mainly by utilizing the proceeds received from the 2025 Notes issued during the current quarter. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million during the three and six months ended March 31, 2017, and net debt reduction of $3 million. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information about our borrowings, including a description of our newly issued 2025 Notes.
During the second quarter of our fiscal 2016, we redeemed our then outstanding Senior Notes due 2016, mainly by utilizing the proceeds received from the Term Loan issued, which was fully redeemed in the current quarter. We also redeemed $9.8 million and $0.6 million of our then outstanding Senior Notes due May 2019 and our Senior Notes due June 2019, respectively. This debt repurchase activity resulted in a net loss on extinguishment of debt of $1.6 million, which when combined with the loss on extinguishment of debt from the first quarter of our fiscal 2016, resulted in a total loss of extinguishment of debt of $2.5 million for the six months ended March 31, 2016.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $180 million and an available capacity of $140.7 million as of March 31, 2017 after considering our outstanding letters of credit backed by the Facility of $39.3 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $13.1 million of outstanding letters of credit under these facilities (in addition to the $39.3 million outstanding letters of credit backed by the Facility), which are secured by cash collateral that is maintained in restricted accounts totaling $13.3 million.
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
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the six months ended March 31, 2017 or 2016. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the six months ended March 31, 2017 or 2016.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. As of March 31, 2017, we controlled 23,181 lots. We owned 73.1%, or 16,950 of these lots, and 6,231 of these lots, or 26.9%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $92.2 million as of March 31, 2017. The total remaining purchase price, net of cash deposits, committed under all options was $435.6 million as of March 31, 2017. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of March 31, 2017, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $210.5 million as of March 31, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2017, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2017 was $1.34 billion, compared to a carrying value of $1.27 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.34 billion to $1.40 billion as of March 31, 2017.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). For a further discussion of the HUD Agreement, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report. During the three and six months ended March 31, 2016, we accrued $1.1 million and $2.3 million, respectively, related to the HUD Agreement, which was recorded within general and administrative expenses in our consolidated statement of income.
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
Item 6. Exhibits

4.1
Indenture for 6.750% Senior Notes due 2025, dated March 14, 2017, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 15, 2017).

4.2	Form of 6.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 15, 2017).

4.3
Registration Rights Agreement, dated as of March 14, 2017, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed March 15, 2017).

10.1*	Beazer Homes USA, Inc. 2014 Long-Term Incentive Plan (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 19, 2016).

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 4, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 4, 2017	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer