Form 10-Q
period 2017-06-30
BEAZER HOMES USA INC
filed 2017-08-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding as of July 27, 2017
Common Stock, $0.001 par value	33,536,450

BEAZER HOMES USA, INC.
FORM 10-Q
INDEX

Forward-Looking Statements	2
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Unaudited Condensed Consolidated Balance Sheets, June 30, 2017 and September 30, 2016	4
Unaudited Condensed Consolidated Statements of Income (Loss) and Unaudited Comprehensive Income (Loss), Three and Nine Months Ended June 30, 2017 and 2016	5
Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended June 30, 2017 and 2016	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	49
PART II. OTHER INFORMATION	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	50
Item 6. Exhibits	50
SIGNATURES	51

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company” in this Quarterly Report on Form 10-Q refer to Beazer Homes USA, Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future results, and it is possible that the results described in this Form 10-Q will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us as of the date they are made.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$168,381	$228,871
Restricted cash	12,735	14,405
Accounts receivable (net of allowance of $176 and $354, respectively)	39,816	53,226
Income tax receivable	380	292
Owned inventory	1,655,853	1,569,279
Investments in unconsolidated entities	3,850	10,470
Deferred tax assets, net	312,370	309,955
Property and equipment, net	18,658	19,138
Other assets	9,582	7,522
Total assets	$2,221,625	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$119,408	$104,174
Other liabilities	119,654	134,253
Total debt (net of premium of $3,606 and $1,482, respectively, and debt issuance costs of $14,908 and $15,514, respectively)	1,334,623	1,331,878
Total liabilities	1,573,685	1,570,305
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,545,740 issued and outstanding and 33,071,331 issued and outstanding, respectively)	34	33
Paid-in capital	872,217	865,290
Accumulated deficit	(224,311)	(222,470)
Total stockholders’ equity	647,940	642,853
Total liabilities and stockholders’ equity	$2,221,625	$2,213,158

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenue	$478,588	$459,937	$1,243,297	$1,189,993
Home construction and land sales expenses	399,675	370,367	1,043,041	980,094
Inventory impairments and abandonments	470	11,917	752	15,098
Gross profit	78,443	77,653	199,504	194,801
Commissions	18,773	17,500	48,728	45,856
General and administrative expenses	40,794	40,457	117,282	111,024
Depreciation and amortization	3,307	3,387	9,139	9,434
Operating income	15,569	16,309	24,355	28,487
Equity in income of unconsolidated entities	158	62	213	71
Gain (loss) on extinguishment of debt	—	429	(15,563)	(2,030)
Other expense, net	(2,871)	(5,344)	(12,007)	(18,467)
Income (loss) from continuing operations before income taxes	12,856	11,456	(3,002)	8,061
Expense (benefit) from income taxes	5,742	5,349	(1,262)	2,067
Income (loss) from continuing operations	7,114	6,107	(1,740)	5,994
Income (loss) from discontinued operations, net of tax	9	(325)	(101)	(447)
Net income (loss) and comprehensive income (loss)	$7,123	$5,782	$(1,841)	$5,547
Weighted average number of shares:
Basic	31,971	31,813	31,944	31,793
Diluted	32,375	31,820	31,944	31,797
Basic income (loss) per share:
Continuing operations	$0.22	$0.19	$(0.05)	$0.19
Discontinued operations	—	(0.01)	—	(0.01)
Total	$0.22	$0.18	$(0.05)	$0.18
Diluted income (loss) per share:
Continuing operations	$0.22	$0.19	$(0.05)	$0.19
Discontinued operations	—	(0.01)	—	(0.01)
Total	$0.22	$0.18	$(0.05)	$0.18

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,841)	$5,547
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,139	9,434
Stock-based compensation expense	7,327	5,844
Inventory impairments and abandonments	752	15,098
Deferred and other income tax (benefit) expense	(2,404)	619
Write-off of deposit on legacy land investment	2,700	—
Gain on sale of fixed assets	(123)	(893)
Change in allowance for doubtful accounts	(178)	(186)
Equity in income of unconsolidated entities	(233)	(71)
Cash distributions of income from unconsolidated entities	138	99
Non-cash loss on extinguishment of debt	3,676	155
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	13,588	(13,340)
(Increase) decrease in income tax receivable	(88)	198
Increase in inventory	(70,770)	(35,298)
Increase in other assets	(1,970)	(1,405)
Increase (decrease) in trade accounts payable	14,986	(4,090)
Decrease in other liabilities	(14,607)	(12,580)
Net cash used in operating activities	(39,908)	(30,869)
Cash flows from investing activities:
Capital expenditures	(8,661)	(9,718)
Proceeds from sale of fixed assets	126	2,549
Investments in unconsolidated entities	(3,005)	(3,138)
Return of capital from unconsolidated entities	1,621	1,142
Increases in restricted cash	(7,484)	(4,679)
Decreases in restricted cash	9,154	24,734
Net cash (used in) provided by investing activities	(8,249)	10,890
Cash flows from financing activities:
Repayment of debt	(257,173)	(239,312)
Proceeds from issuance of new debt	250,000	137,900
Repayment of borrowings from credit facility	(25,000)	(50,000)
Borrowings from credit facility	25,000	50,000
Debt issuance costs	(4,757)	(2,545)
Other financing activities	(403)	(438)
Net cash used in financing activities	(12,333)	(104,395)
Decrease in cash and cash equivalents	(60,490)	(124,374)
Cash and cash equivalents at beginning of period	228,871	251,583
Cash and cash equivalents at end of period	$168,381	$127,209

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of our consolidated operations presented herein for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors. For further information and a discussion of our significant accounting policies other than those discussed below, refer to Note 2 to the audited consolidated financial statements within our 2016 Annual Report.
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
Recent Accounting Pronouncements.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the

Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We have been involved in industry-specific discussions with the FASB on the treatment of certain items related to our business. However, due to the nature of our operations, we expect to identify similar performance obligations under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we expect the timing of our revenues to remain generally the same. Nonetheless, we are still evaluating the impact of specific parts of this ASU, and expect our revenue-related disclosures to change.
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
Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is to reconcile its cash and cash equivalents as per its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. The guidance within ASU 2016-18 will be effective for the Company's first fiscal year beginning after December 15, 2017, with early adoption permitted. We expect the impact of ASU 2016-18 on our financial statements to be as follows: (1) changes in our restricted cash balances will no longer be shown in our statements of cash flows (within investing activities), as these balances will be included in the beginning and ending cash balances in our statements of cash flows; and (2) we will include in our disclosures a reconciliation between our cash balances presented on our balance sheets with the amounts presented in our statements of cash flows.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Nine Months Ended
	June 30,
(In thousands)	2017	2016
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$8,346	$8,265
Land acquisitions for debt	6,305	—
Supplemental disclosure of cash activity:
Interest payments	$60,847	$95,316
Income tax payments	548	1,219
Tax refunds received	3	198
(a) For the nine months ended June 30, 2017 and June 30, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures.

(4) Investments in Unconsolidated Entities
As of June 30, 2017, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of June 30, 2017 and September 30, 2016:

(In thousands)	June 30, 2017	September 30, 2016
Beazer’s investment in unconsolidated entities	$3,850	$10,470
Total equity of unconsolidated entities	12,288	31,615
Total outstanding borrowings of unconsolidated entities	16,624	14,702
Our equity in income from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Equity in income of unconsolidated entities	$158	$62	$213	$71
For the three and nine months ended June 30, 2017 and 2016, there were no impairments related to our investments in these unconsolidated entities.
Guarantees. Our joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our joint venture partners had provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2017 and September 30, 2016, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2017 and 2016, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of June 30, 2017 and September 30, 2016:

(In thousands)	June 30, 2017	September 30, 2016
Homes under construction	$558,533	$377,191
Development projects in progress	706,134	742,417
Land held for future development	152,959	213,006
Land held for sale	20,182	29,696
Capitalized interest	148,330	138,108
Model homes	69,715	68,861
Total owned inventory	$1,655,853	$1,569,279

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 132 (with a cost of $39.0 million) and 178 (with a cost of $56.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of June 30, 2017 and September 30, 2016, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and is classified as such once certain criteria is met (refer to Note 2 to the audited consolidated financial statements within our 2016 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell.
The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (see Note 6 for additional information on capitalized interest).
Total owned inventory, by reportable segment, is presented by category in the table below as of June 30, 2017 and September 30, 2016:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2017
West Segment	$662,958	$128,096	$4,612	$795,666
East Segment	293,802	13,920	13,159	320,881
Southeast Segment	325,523	10,943	1,311	337,777
Corporate and unallocated (b)	200,429	—	1,100	201,529
Total	$1,482,712	$152,959	$20,182	$1,655,853
September 30, 2016
West Segment	$586,420	$172,015	$6,577	$765,012
East Segment	276,785	30,036	20,930	327,751
Southeast Segment	276,385	10,955	1,090	288,430
Corporate and unallocated (b)	186,987	—	1,099	188,086
Total	$1,326,577	$213,006	$29,696	$1,569,279
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
As of June 30, 2017, there were three communities on our watch list, all in the West segment. However, none of these communities required further analysis to be performed after considering certain qualitative factors. For the quarter ended June 30, 2016, there were seven communities on our quarterly watch list; of these communities, two in our West segment and one in our East segment required further impairment analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis led to an impairment charge for two of these communities.

The table below summarizes the results of our impairment analysis by reportable segment for the period presented (as noted, such analysis was not required for the current quarter):

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	# of Communities on Watch List (b)	# of Communities (c)	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (d)
Quarter Ended June 30, 2016
West	4	2	$22,969	124.0%
East	2	1	22,469	88.5%
Southeast	1	—	—	—%
Corporate and unallocated (e)	—	—	2,794	N/A (f)
Total	7	3	$48,232
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
(d) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our “watch list” methodology. While this metric for the communities in the West segment was above 100% for the quarter ended June 30, 2016 in total, for the community that we ultimately impaired, the metric was below 100%, while the metric for the community we did not impair was above 100%.
(e) Amount represents capitalized interest and indirects balance related to the communities for which an undiscounted cash flow analysis was prepared. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(f) N/A - not applicable.

The following table presents, by reportable segment, details around the impairment charges taken on projects in progress for the periods presented:

($ in thousands)	Three Months Ended				Nine Months Ended
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
June 30, 2016
West	1	179	$5,216	$10,827	2	213	$6,729	$16,345
East	1	78	5,894	18,073	1	78	5,894	18,073
Corporate and unallocated (a)	—	—	789	—	—	—	1,101	—
Total	2	257	$11,899	$28,900	3	291	$13,724	$34,418
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.

The following table presents the values of significant quantitative unobservable inputs we used in determining the fair value of the communities we impaired during the periods presented:

	Three Months Ended	Nine Months Ended
Unobservable Inputs	June 30, 2016	June 30, 2016
Average selling price (in thousands)	$355 - $560	$355 - $560
Closings per community per month	2 - 4	2 - 4
Discount rate	14.15%	14.15% - 15.33%
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
From time-to-time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to environmental, permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record a charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan or, in limited circumstances, are not suitable for building due to environmental or regulatory restrictions that are enacted.
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Projects in Progress:
West	$—	$5,216	$—	$6,729
East	—	5,894	—	5,894
Corporate and unallocated (a)	—	789	—	1,101
Total impairment charges on projects in progress	$—	$11,899	$—	$13,724
Land Held for Sale:
West	$—	$—	$94	$—
East	470	18	470	215
Southeast	—	—	—	371
Total impairment charges on land held for sale	$470	$18	$564	$586
Abandonments:
East	$—	$—	$188	$—
Southeast	—	—	—	788
Total abandonments charges	$—	$—	$188	$788
Total impairment and abandonment charges	$470	$11,917	$752	$15,098
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2017 and September 30, 2016:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of June 30, 2017
Unconsolidated lot option agreements	$91,286	$439,316
As of September 30, 2016
Unconsolidated lot option agreements	$80,433	$446,414
(6) Interest
Our ability to capitalize interest incurred during the three and nine months ended June 30, 2017 and 2016 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Capitalized interest in inventory, beginning of period	$146,916	$140,139	$138,108	$123,457
Interest incurred	26,243	28,758	79,812	89,313
Capitalized interest impaired	—	(626)	—	(710)
Interest expense not qualified for capitalization and included as other expense (a)	(2,934)	(5,406)	(12,232)	(19,471)
Capitalized interest amortized to home construction and land sales expenses (b)	(21,895)	(20,467)	(57,358)	(50,191)
Capitalized interest in inventory, end of period	$148,330	$142,398	$148,330	$142,398
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

(7) Borrowings
As of June 30, 2017 and September 30, 2016, we had the following debt, net of premiums/discounts and unamortized debt issuance costs:

(In thousands)	Maturity Date	June 30, 2017	September 30, 2016
5 3/4% Senior Notes	June 2019	$321,393	$321,393
7 1/2% Senior Notes	September 2021	—	198,000
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	199,834	199,834
6 3/4% Senior Notes	March 2025	250,000	—
Unamortized debt premium, net		3,606	2,362
Unamortized debt issuance costs		(15,575)	(14,063)
Total Senior Notes, net		1,259,258	1,207,526
Term Loan (net of unamortized discount of $880 and unamortized debt issuance costs of $1,451)	March 2018	—	52,669
Junior Subordinated Notes (net of unamortized accretion of $39,353 and $40,903, respectively)	July 2036	61,420	59,870
Other Secured Notes payable	Various Dates	13,945	11,813
Total debt, net		$1,334,623	$1,331,878
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
As of June 30, 2017 and September 30, 2016, we had no borrowings outstanding under the Facility, but had $39.9 million and $38.2 million in letters of credit outstanding, respectively, leaving us with $140.1 million and $106.8 million in remaining capacity, respectively. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of June 30, 2017, we were in compliance with all such covenants.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of June 30, 2017 and September 30, 2016, we had letters of credit outstanding under these additional facilities of $11.1 million and $12.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of June 30, 2017.

In March 2017, we issued and sold $250 million aggregate principal amount of 6.75% unsecured Senior Notes due March 2025 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2025 Notes). Interest on the 2025 Notes is payable semi-annually, beginning on September 15, 2017. The 2025 Notes will mature on March 15, 2025. We may redeem the 2025 Notes at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2025 Notes originally issued remains outstanding immediately after such redemption. Upon the occurrence of certain specified changes of control, the holders of the 2025 Notes will have the right to require us to purchase all or a part of the notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date.
For additional redemption features of the 2025 Notes after March 15, 2020, refer to the table below that summarizes the redemption terms for our Senior Notes:

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
Callable at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after March 15, 2020, callable at a redemption price equal to 105.063% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 103.375% of the principal amount; on or after March 15, 2022, callable at a redemption price equal to 101.688% of the principal amount; on or after March 15, 2023, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

During the nine months ended June 30, 2017, we redeemed our outstanding Senior Notes due 2021, as well as the remaining balance on our term loan (discussed below), mainly by utilizing the proceeds received from the 2025 Notes issued during the current fiscal year, which is discussed above, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million during the nine months ended June 30, 2017.
During the three months ended June 30, 2016, we redeemed $9.3 million and $3.0 million of our then outstanding Senior Notes due May 2019 and June 2019, respectively. This debt repurchase activity resulted in a gain on extinguishment of debt of $0.4 million for the three months ended June 30, 2016.
During the nine months ended June 30, 2016, we (1) redeemed our then outstanding Senior Notes due 2016, mainly by utilizing the proceeds received from the term loan issued, which is discussed below; and (2) redeemed $19.1 million and $3.6 million of our then outstanding Senior Notes due May 2019 and Senior Notes due June 2019, respectively. This debt repurchase activity resulted in a net loss on extinguishment of debt of $2.0 million for the nine months ended June 30, 2016.

Term Loan. In March 2016, we entered into a credit agreement that provided us with a $140 million, two-year secured term loan (the Term Loan). We prepaid the remaining $55.0 million outstanding on the Term Loan in March 2017 with the proceeds of the 2025 Notes, along with cash on hand.
Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.09% as of June 30, 2017 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed subsequently, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2017, the unamortized accretion was $39.4 million and will be amortized over the remaining life of the notes. As of June 30, 2017, we were in compliance with all covenants under our Junior Subordinated Notes.
Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of June 30, 2017 and September 30, 2016, we had outstanding secured notes payable of $13.9 million and $11.8 million, respectively, primarily related to land acquisitions. These secured notes payable related to land acquisitions have varying expiration dates between 2017 and 2019, and have a weighted-average fixed interest rate of 3.28% as of June 30, 2017. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
(8) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions. The Company is subject to the possibility of loss contingencies related to these defects, as well as others arising from its business. In determining loss contingencies, we consider the likelihood of loss, as well as our ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Warranty Reserves. We provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
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

Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$25,386	$40,903	$39,131	$27,681
Accruals for warranties issued (a)	3,727	3,567	9,549	9,269
Changes in liability related to warranties existing in prior periods (b)	(1,293)	11,148	6,581	41,801
Payments made (b)	(7,998)	(15,028)	(35,439)	(38,161)
Balance at end of period	$19,822	$40,590	$19,822	$40,590
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.
(b) Changes in liability related to warranties existing and payments made are elevated due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).
Florida Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). These issues continued to be reported to us throughout our fiscal 2015 and fiscal 2016. Other builders were also dealing with stucco issues, some of which also received local media coverage. Through June 30, 2017, we cumulatively recorded charges related to these issues of $84.6 million (of which $11.0 million and $39.6 million were recorded in the three and nine months ended June 30, 2016, respectively). As of September 30, 2016, the accrual to cover outstanding payments and potential repair costs for the impacted homes was $22.6 million, after considering the repair costs already paid. For an additional discussion of this matter and the related expenses recorded in prior periods, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report.
During our fiscal 2017, the number of homeowner calls beyond those anticipated based on our procedures and previous call history has continued to trend down. However, largely due to increased cost estimates for repairs of homes discovered in more recent periods, we recorded additional warranty adjustments related to the Florida stucco issues of $6.0 million during the nine months ended June 30, 2017 (the reserve was adjusted downward by $0.1 million during the current quarter). As of June 30, 2017, 709 homes have been identified as likely to require repairs (an increase of 19 homes over those that were anticipated to require repairs as of the end of our fiscal 2016), of which 609 homes have been repaired. We made payments related to the Florida stucco issues of $4.1 million and $21.4 million during the three and nine months ended June 30, 2017, respectively, including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $7.2 million as of June 30, 2017, which is included in our overall warranty liability detailed above. As of June 30, 2017, other homes in the impacted communities remain within the period of the applicable statute of repose, but as of the end of the current quarter are not deemed likely to require repairs and, accordingly, no reserve has been established for these homes. The cost to repair these homes would be approximately $2.9 million if the current cost estimates were applied to these additional homes.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. The current fiscal year charges were offset by additional insurance recoveries; for a discussion of the amounts we have already recovered or anticipate recovering from our insurers, refer to the “Insurance Recoveries” section below.
In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurers, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited condensed consolidated financial statements as of June 30, 2017. Any amounts recovered from our subcontractors related to homes closed during policy years for which we have exceeded the deductible in our insurance policies would be remitted to our insurers, while recoveries in other policy years would be retained by us.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the Florida stucco issues discussed above. As such, beginning with the first quarter of our fiscal 2015, we expect a substantial majority of additional costs incurred for warranty work on homes within these policy years to be reimbursed by our insurers. For two policy years, our exposure has exceeded the insurance claim limit for one division under our first layer of coverage; however, we are claiming and recovering additional amounts under our excess insurance coverage.
Warranty expense beyond the deductibles set in our insurance policies was recorded related to homes impacted by the Florida stucco issues, as well as other various warranty issues that are in excess of our insurance thresholds, during our current fiscal year. We adjust our insurance receivable balance each quarter to reflect our estimate of future costs to be incurred, as well as amounts received from our insurers. These adjustments were a decrease of $0.6 million and an increase of $5.6 million during the three and nine months ended June 30, 2017, respectively, to reflect the amount that we deem probable of receiving. The changes to our insurance receivable fully offset the current three and nine-month period movements in our reserve related to the Florida stucco issues. For the three and nine months ended June 30, 2016, $11.7 million and $47.9 million, respectively, were recorded in insurance recoveries. The recoveries recorded during the nine months ended June 30, 2016 were $3.6 million greater than the underlying expense related to the Florida stucco issues, as we began to recover more costs than initially anticipated. The remaining insurance recovery amount for the three and nine months ended June 30, 2016 beyond the Florida stucco issues related to expenditures for warranty issues that were individually immaterial but were also in excess of our insurance thresholds.
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
Additionally, we entered into agreements with our third-party insurer during three months ended June 30, 2016 to resolve certain issues related to the extent of our insurance coverage for multiple policy years. These agreements resulted in our recognition of $15.5 million in further insurance recoveries (in addition to those discussed above), which was recorded within our unaudited consolidated statements of income as a reduction of our home construction expenses.
Litigation
From time-to-time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of June 30, 2017, no liability has been recorded for any additional claims related to this matter, as such exposure is not both probable and reasonably estimable.
In the normal course of business, we are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages, which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and our Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our financial condition, results of operations or cash flows.
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). For a further discussion of the HUD Agreement, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report. During the three and nine months ended June 30, 2016, we accrued $1.9 million and $4.2 million, respectively, related to the HUD Agreement, which was recorded within general and administrative expenses (G&A) in our consolidated statement of income.
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
We have an accrual of $4.4 million and $10.2 million in other liabilities on our consolidated balance sheets for litigation and related matters, excluding warranty, as of June 30, 2017 and September 30, 2016, respectively.
We had outstanding letters of credit and performance bonds of approximately $51.0 million and $208.6 million, respectively, as of June 30, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of June 30, 2017.
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value of assets deemed to be impaired is determined based upon the type of asset being evaluated. The fair value of our owned inventory assets, when required to be calculated, is discussed within Notes 2 and 5. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. Due to the substantial use of unobservable inputs in valuing the assets on a non-recurring basis, they are classified within Level 3.
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
The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Nine Months Ended June 30, 2017
Deferred compensation plan assets (a)	$—	$1,059	$—		$1,059
Land held for sale (b)	—	—	325	(c)	325
Nine Months Ended June 30, 2016
Deferred compensation plan assets (a)	$—	$696	$—		$696
Development projects in progress (b)	—	—	34,418	(c)	34,418
Land held for sale (b)	—	—	16,473	(c)	16,473
As of September 30, 2016
Deferred compensation plan assets (a)	$—	$765	$—		$765
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
(c) Amounts represent the impairment-date fair value of certain development projects in progress and land held for sale assets that were impaired during the nine months ended June 30, 2017 and 2016.

The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities and amounts due under the Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of June 30, 2017 and September 30, 2016:

	As of June 30, 2017			As of September 30, 2016
(In thousands)	Carrying Amount (a)		Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,259,258		$1,363,124	$1,207,526	$1,253,614
Term Loan	N/A	(c)	N/A	52,669	52,669
Junior Subordinated Notes	61,420		61,420	59,870	59,870
	$1,320,678		$1,424,544	$1,320,065	$1,366,153
(a) Carrying amounts are net of unamortized debt premium/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(c) N/A - Not applicable
(10) Income Taxes
Income Tax Provision. Our income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Our total income tax provision, including discontinued operations, was a tax expense of $5.7 million and a tax benefit of $1.3 million for the three and nine months ended June 30, 2017, respectively, compared to an income tax expense of $5.2 million and $1.8 million for the three and nine months ended June 30, 2016, respectively. Our current fiscal year income tax benefit was primarily driven by (1) the loss incurred from continuing operations; and (2) the Company's completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded in the current fiscal year but related to our fiscal 2016; partially offset by (3) several discrete tax expenses, including a prior period balance due for one of our operating jurisdictions based on new information received. The tax expense for the nine months ended June 30, 2016 was primarily driven by our earnings from continuing operations offset by the Company's completion of work necessary to claim an additional $1.6 million in tax credits, which were recorded in our fiscal 2016 but related to our fiscal 2015.
Deferred Tax Assets and Liabilities. The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it “is more likely than not” that some portion of these deferred tax assets will not be realized. As of September 30, 2016 and again as of June 30, 2017, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As of June 30, 2017, our conclusions on the valuation allowance of $66.3 million and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2016, and are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2016 Annual Report.
(11) Stock-based Compensation
Our total stock-based compensation expense is included in G&A in our consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Stock options expense	$53	$135	$215	$385
Restricted stock awards expense	2,757	1,921	7,112	5,459
Before tax stock-based compensation expense	2,810	2,056	7,327	5,844
Tax benefit	(1,001)	(1,043)	(2,608)	(2,891)
After tax stock-based compensation expense	$1,809	$1,013	$4,719	$2,953
During the nine months ended June 30, 2017 and 2016, employees surrendered 31,359 shares and 15,707 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued this stock at the market price on the date of surrender, for an aggregate value of approximately $403,000 and $205,000 for the nine months ended June 30, 2017 and 2016, respectively.

Stock Options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of June 30, 2017, the intrinsic value of our stock options outstanding, vested and expected to vest and exercisable were $0.8 million, $0.8 million and $0.4 million, respectively. As of June 30, 2017 and September 30, 2016, there were $0.3 million and $0.4 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of June 30, 2017 is expected to be recognized over a weighted-average period of 1.6 years.

During the nine months ended June 30, 2017, we issued 29,410 stock options, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the Employee Stock Option Program (EOP; refer to Note 16 of the notes to the consolidated financial statements in our 2016 Annual Report). We used the following assumptions for stock options granted, which derived the weighted average fair value shown, for the period presented:

Nine Months Ended
June 30, 2017
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
Activity related to stock options for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2017		June 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	688,175	$16.39	672,669	$16.49
Granted	—	—	29,410	12.50
Expired	(84,976)	28.45	(84,976)	28.45
Forfeited	(3,085)	7.54	(16,989)	11.93
Outstanding at end of period	600,114	$14.73	600,114	$14.73
Exercisable at end of period	478,967	$15.93	478,967	$15.93
Vested or expected to vest in the future	596,309	$14.78	596,309	$14.78
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2017 and September 30, 2016, there was $11.2 million and $11.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of June 30, 2017 is expected to be recognized over a weighted average period of 1.7 years.
We issued two types of restricted stock awards during the nine months ended June 30, 2017 as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions; and (2) time-based restricted stock awards. Each award type is discussed further below.

Performance-Based Restricted Stock Awards. During the nine months ended June 30, 2017, we issued 263,696 shares of performance-based restricted stock (2017 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2017 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on these financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2017 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $13.60 per share on the date of grant.
A Monte Carlo valuation model requires the following inputs: (1) the expected dividend yield on the underlying stock; (2) the expected price volatility of the underlying stock; (3) the risk-free interest rate for the period corresponding with the expected term of the award; and (4) the fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used in the Monte Carlo valuation model to determine the fair value as of the grant date for the 2017 Performance Shares: 0% dividend yield for the Company; expected price volatility ranging from 32.6% to 66.0%; and a risk-free interest rate of 1.30%. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.
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
Time-Based Restricted Stock Awards. During nine months ended June 30, 2017, we also issued 271,855 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. The Restricted Shares granted to our non-employee directors vest on the one-year anniversary of the date of grant, while the Restricted Shares granted to our executive officers and other employees vest ratably on each anniversary over three years from the date of grant.
Activity relating to restricted stock awards for the periods presented is as follows:

	Three Months Ended June 30, 2017
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	683,699	$15.72	891,703	$16.43	1,575,402	$16.12
Granted	—	—	2,453	11.89	2,453	11.89
Vested	—	—	(3,416)	17.77	(3,416)	17.77
End of period	683,699	$15.72	890,740	$16.42	1,574,439	$16.12

	Nine Months Ended June 30, 2017
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	448,693	$16.71	807,124	$17.52	1,255,817	$17.23
Granted	263,696	13.60	271,855	12.50	535,551	13.04
Vested	—	—	(187,146)	15.53	(187,146)	15.53
Forfeited	(28,690)	11.65	(1,093)	19.07	(29,783)	11.92
End of period	683,699	$15.72	890,740	$16.42	1,574,439	$16.12

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

The Company reported a net loss for the nine months ended June 30, 2017, but net income for the remaining periods presented. Accordingly, for the nine months ended June 30, 2017, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the three and nine months ended June 30, 2017, 0.5 million and 1.6 million shares related to nonvested stock-based compensation awards, respectively, were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect. For both the three and nine months ended June 30, 2016, 1.5 million shares related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.
The weighted average number of common shares outstanding used to calculate basic income (loss) per share and diluted income (loss) per share is as follows for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Basic shares	31,971	31,813	31,944	31,793
Shares issuable upon vesting/exercise of stock awards/options	404	7	N/A	4
Diluted shares	32,375	31,820	31,944	31,797
N/A - Not applicable, as the Company reported a net loss for the period.
(13) Other Liabilities
Our other liabilities include the following as of June 30, 2017 and September 30, 2016:

(In thousands)	June 30, 2017	September 30, 2016
Accrued interest	$25,890	$11,530
Accrued bonuses and deferred compensation	25,740	30,466
Accrued warranty expense	19,822	39,131
Customer deposits	16,032	12,140
Litigation accrual	4,351	10,178
Income tax liabilities	2,344	1,718
Other	25,475	29,090
Total other liabilities	$119,654	$134,253

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

The following tables contain our revenue, operating income and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Revenue
West	$208,394	$205,983	$565,298	$543,109
East	135,246	140,717	336,045	348,109
Southeast	134,948	113,237	341,954	298,775
Total revenue	$478,588	$459,937	$1,243,297	$1,189,993

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Operating income (a)
West	$27,724	$23,822	$69,518	$59,535
East (b)	14,544	7,097	26,633	19,577
Southeast (c)	14,520	10,022	32,109	28,417
Segment total	56,788	40,941	128,260	107,529
Corporate and unallocated (d)	(41,219)	(24,632)	(103,905)	(79,042)
Total operating income	$15,569	$16,309	$24,355	$28,487

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Depreciation and amortization
West	$1,641	$1,475	$4,434	$4,025
East	742	764	1,869	2,195
Southeast	646	603	1,768	1,599
Segment total	3,029	2,842	8,071	7,819
Corporate and unallocated (d)	278	545	1,068	1,615
Total depreciation and amortization	$3,307	$3,387	$9,139	$9,434
(a) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
(b) Operating income for our East segment for the nine months ended June 30, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(c) Operating income for our Southeast segment for the nine months ended June 30, 2016 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million.
(d) Corporate and unallocated operating loss includes amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three and nine months ended June 30, 2016, the Corporate and unallocated operating loss includes a $15.5 million reduction in cost of sales resulting from an agreement entered into during that quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage (see Note 8).
Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.

The following table contains our capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
(In thousands)	2017	2016
Capital Expenditures
West	$4,659	$5,189
East	2,073	1,928
Southeast	1,705	2,323
Corporate and unallocated	224	278
Total capital expenditures	$8,661	$9,718
The following table contains our asset balance by segment as of June 30, 2017 and September 30, 2016:

(In thousands)	June 30, 2017	September 30, 2016
Assets
West	$819,680	$778,521
East	331,138	344,898
Southeast	354,629	333,501
Corporate and unallocated (a)	716,178	756,238
Total assets	$2,221,625	$2,213,158
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

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
June 30, 2017
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$169,331	$5,540	$878	$(7,368)	$168,381
Restricted cash	11,348	1,387	—	—	12,735
Accounts receivable (net of allowance of $176)	—	39,814	2	—	39,816
Income tax receivable	380	—	—	—	380
Owned inventory	—	1,655,853	—	—	1,655,853
Investments in unconsolidated entities	773	3,077	—	—	3,850
Deferred tax assets, net	312,370	—	—	—	312,370
Property and equipment, net	—	18,658	—	—	18,658
Investments in subsidiaries	753,894	—	—	(753,894)	—
Intercompany	749,285	—	2,352	(751,637)	—
Other assets	667	8,900	15	—	9,582
Total assets	$1,998,048	$1,733,229	$3,247	$(1,512,899)	$2,221,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$119,408	$—	$—	$119,408
Other liabilities	27,078	92,177	399	—	119,654
Intercompany	2,352	756,653	—	(759,005)	—
Total debt (net of premium and debt issuance costs)	1,320,678	13,945	—	—	1,334,623
Total liabilities	1,350,108	982,183	399	(759,005)	1,573,685
Stockholders’ equity	647,940	751,046	2,848	(753,894)	647,940
Total liabilities and stockholders’ equity	$1,998,048	$1,733,229	$3,247	$(1,512,899)	$2,221,625

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$215,646	$16,866	$859	$(4,500)	$228,871
Restricted cash	12,867	1,538	—	—	14,405
Accounts receivable (net of allowance of $354)	—	53,225	1	—	53,226
Income tax receivable	292	—	—	—	292
Owned inventory	—	1,569,279	—	—	1,569,279
Investments in unconsolidated entities	773	9,697	—	—	10,470
Deferred tax assets, net	309,955	—	—	—	309,955
Property and equipment, net	—	19,138	—	—	19,138
Investments in subsidiaries	701,931	—	—	(701,931)	—
Intercompany	734,766	—	2,574	(737,340)	—
Other assets	577	6,930	15	—	7,522
Total assets	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$104,174	$—	$—	$104,174
Other liabilities	11,315	122,561	377	—	134,253
Intercompany	2,574	739,266	—	(741,840)	—
Total debt (net of premium and debt issuance costs)	1,320,065	11,813	—	—	1,331,878
Total liabilities	1,333,954	977,814	377	(741,840)	1,570,305
Stockholders’ equity	642,853	698,859	3,072	(701,931)	642,853
Total liabilities and stockholders’ equity	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income (Loss) and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2017
Total revenue	$—	$478,588	$24	$(24)	$478,588
Home construction and land sales expenses	21,895	377,804	—	(24)	399,675
Inventory impairments and abandonments	—	470	—	—	470
Gross profit (loss)	(21,895)	100,314	24	—	78,443
Commissions	—	18,773	—	—	18,773
General and administrative expenses	—	40,767	27	—	40,794
Depreciation and amortization	—	3,307	—	—	3,307
Operating income (loss)	(21,895)	37,467	(3)	—	15,569
Equity in income of unconsolidated entities	—	158	—	—	158
Other (expense) income, net	(2,934)	71	(8)	—	(2,871)
Income (loss) before income taxes	(24,829)	37,696	(11)	—	12,856
Expense (benefit) from income taxes	(9,100)	14,846	(4)	—	5,742
Equity in income of subsidiaries	22,843	—	—	(22,843)	—
Income (loss) from continuing operations	7,114	22,850	(7)	(22,843)	7,114
Income (loss) from discontinued operations	—	17	(8)	—	9
Equity in income of subsidiaries from discontinued operations	9	—	—	(9)	—
Net income (loss) and comprehensive income (loss)	$7,123	$22,867	$(15)	$(22,852)	$7,123

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2016
Total revenue	$—	$459,937	$28	$(28)	$459,937
Home construction and land sales expenses	20,080	350,315	—	(28)	370,367
Inventory impairments and abandonments	626	11,291	—	—	11,917
Gross profit (loss)	(20,706)	98,331	28	—	77,653
Commissions	—	17,500	—	—	17,500
General and administrative expenses	—	40,435	22	—	40,457
Depreciation and amortization	—	3,387	—	—	3,387
Operating income (loss)	(20,706)	37,009	6	—	16,309
Equity in income of unconsolidated entities	—	62	—	—	62
Gain on extinguishment of debt	429	—	—	—	429
Other (expense) income, net	(5,406)	63	(1)	—	(5,344)
Income (loss) before income taxes	(25,683)	37,134	5	—	11,456
Expense (benefit) from income taxes	(12,533)	17,880	2	—	5,349
Equity in income of subsidiaries	19,257	—	—	(19,257)	—
Income from continuing operations	6,107	19,254	3	(19,257)	6,107
Loss from discontinued operations	—	(322)	(3)	—	(325)
Equity in loss of subsidiaries from discontinued operations	(325)	—	—	325	—
Net income and comprehensive income	$5,782	$18,932	$—	$(18,932)	$5,782

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2017
Total revenue	$—	$1,243,297	$84	$(84)	$1,243,297
Home construction and land sales expenses	57,358	985,767	—	(84)	1,043,041
Inventory impairments and abandonments	—	752	—	—	752
Gross profit (loss)	(57,358)	256,778	84	—	199,504
Commissions	—	48,728	—	—	48,728
General and administrative expenses	—	117,204	78	—	117,282
Depreciation and amortization	—	9,139	—	—	9,139
Operating income (loss)	(57,358)	81,707	6	—	24,355
Equity in income of unconsolidated entities	—	213	—	—	213
Loss on extinguishment of debt	(15,563)	—	—	—	(15,563)
Other (expense) income, net	(12,231)	241	(17)	—	(12,007)
Income (loss) before income taxes	(85,152)	82,161	(11)	—	(3,002)
Expense (benefit) from income taxes	(31,148)	29,890	(4)	—	(1,262)
Equity in income of subsidiaries	52,264	—	—	(52,264)	—
Income (loss) from continuing operations	(1,740)	52,271	(7)	(52,264)	(1,740)
Loss from discontinued operations	—	(84)	(17)	—	(101)
Equity in loss of subsidiaries from discontinued operations	(101)	—	—	101	—
Net income (loss) and comprehensive income (loss)	$(1,841)	$52,187	$(24)	$(52,163)	$(1,841)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2016
Total revenue	$—	$1,189,993	$128	$(128)	$1,189,993
Home construction and land sales expenses	49,520	930,702	—	(128)	980,094
Inventory impairments and abandonments	710	14,388	—	—	15,098
Gross profit (loss)	(50,230)	244,903	128	—	194,801
Commissions	—	45,856	—	—	45,856
General and administrative expenses	—	110,944	80	—	111,024
Depreciation and amortization	—	9,434	—	—	9,434
Operating income (loss)	(50,230)	78,669	48	—	28,487
Equity in income of unconsolidated entities	—	71	—	—	71
Loss on extinguishment of debt	(2,030)	—	—	—	(2,030)
Other (expense) income, net	(19,471)	1,006	(2)	—	(18,467)
Income (loss) before income taxes	(71,731)	79,746	46	—	8,061
Expense (benefit) from income taxes	(34,592)	36,642	17	—	2,067
Equity in income of subsidiaries	43,133	—	—	(43,133)	—
Income from continuing operations	5,994	43,104	29	(43,133)	5,994
Loss from discontinued operations	—	(437)	(10)	—	(447)
Equity in loss of subsidiaries and discontinued operations	(447)	—	—	447	—
Net income and comprehensive income	$5,547	$42,667	$19	$(42,686)	$5,547

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2017
Net cash (used in) provided by operating activities	$(40,966)	$1,061	$(3)	$—	$(39,908)
Cash flows from investing activities:
Capital expenditures	—	(8,661)	—	—	(8,661)
Proceeds from sale of fixed assets	—	126	—	—	126
Investments in unconsolidated entities	—	(3,005)	—	—	(3,005)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Increases in restricted cash	(3,428)	(4,056)	—	—	(7,484)
Decreases in restricted cash	4,946	4,208	—	—	9,154
Advances to/from subsidiaries	1,293	—	22	(1,315)	—
Net cash provided by (used in) investing activities	2,811	(9,767)	22	(1,315)	(8,249)
Cash flows from financing activities:
Repayment of debt	(253,000)	(4,173)	—	—	(257,173)
Proceeds from issuance of new debt	250,000	—	—	—	250,000
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Borrowings from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(4,757)	—	—	—	(4,757)
Advances to/from subsidiaries	—	1,553	—	(1,553)	—
Other financing activities	(403)	—	—	—	(403)
Net cash used in financing activities	(8,160)	(2,620)	—	(1,553)	(12,333)
Decrease in cash and cash equivalents	(46,315)	(11,326)	19	(2,868)	(60,490)
Cash and cash equivalents at beginning of period	215,646	16,866	859	(4,500)	228,871
Cash and cash equivalents at end of period	$169,331	$5,540	$878	$(7,368)	$168,381
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2016
Net cash (used in) provided by operating activities	$(50,272)	$19,547	$(144)	$—	$(30,869)
Cash flows from investing activities:
Capital expenditures	—	(9,718)	—	—	(9,718)
Proceeds from sale of fixed assets	—	2,549	—	—	2,549
Investments in unconsolidated entities	—	(3,138)	—	—	(3,138)
Return of capital from unconsolidated entities	—	1,142	—	—	1,142
Increases in restricted cash	(2,292)	(2,387)	—	—	(4,679)
Decreases in restricted cash	22,368	2,366	—	—	24,734
Advances to/from subsidiaries	26,409	—	—	(26,409)	—
Net cash provided by (used in) investing activities	46,485	(9,186)	—	(26,409)	10,890
Cash flows from financing activities:
Repayment of debt	(233,429)	(5,883)	—	—	(239,312)
Proceeds from issuance of new debt	137,900	—	—	—	137,900
Borrowings from credit facility	50,000	—	—	—	50,000
Repayment of borrowings from credit facility	(50,000)	—	—	—	(50,000)
Debt issuance costs	(2,545)	—	—	—	(2,545)
Advances to/from subsidiaries	—	(24,319)	11	24,308	—
Other financing activities	(438)	—	—	—	(438)
Net cash (used in) provided by financing activities	(98,512)	(30,202)	11	24,308	(104,395)
Decrease in cash and cash equivalents	(102,299)	(19,841)	(133)	(2,101)	(124,374)
Cash and cash equivalents at beginning of period	232,226	21,543	1,006	(3,192)	251,583
Cash and cash equivalents at end of period	$129,927	$1,702	$873	$(5,293)	$127,209

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited condensed consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of June 30, 2017 or September 30, 2016. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of income. The results of our discontinued operations in the unaudited condensed consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Total revenue	$—	$—	$—	$—
Home construction and land sales expenses (credits)	(12)	395	72	647
Gross profit (loss)	12	(395)	(72)	(647)
General and administrative expenses	21	111	112	58
Operating loss	(9)	(506)	(184)	(705)
Equity in income of unconsolidated entities	20	—	20	—
Other expense, net	(4)	—	(7)	—
Income (loss) from discontinued operations before income taxes	7	(506)	(171)	(705)
Benefit from income taxes	(2)	(181)	(70)	(258)
Income (loss) from discontinued operations, net of tax	$9	$(325)	$(101)	$(447)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of demographic and economic factors, including household formation, job growth, the availability and cost of mortgage financing, the supply of new and existing homes, home price affordability and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. Several of these factors are contributing to stable and modestly improving conditions for new home sales, but there are also risks and challenges that could adversely impact our business during the remainder of fiscal 2017 and beyond. On the positive side are rising levels of household formation, a constrained supply of new and used homes, rising wages, strong employment conditions and mortgage rates that continue to be low by historical standards. Challenges include early signs of home price affordability constraints (largely driven by the historically low levels of homes available for sale and still constrained level of new home construction) and unusual levels of political, regulatory and legislative uncertainty at the federal, state and local levels regarding housing, mortgage and tax policies, as well as volatility in domestic and international financial markets. Overall, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal Third Quarter
For the quarter ended June 30, 2017, we recorded net income from continuing operations of $7.1 million, an increase of $1.0 million over the prior year quarter's net income from continuing operations of $6.1 million, which included the impact of (1) a $15.5 million reduction in cost of sales resulting from an agreement entered into during the prior year quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years; and (2) impairment and abandonment charges of $11.9 million.
Looking at our underlying operating results, year-over-year closings increased by 1.7%, from 1,364 in the prior year quarter to 1,387 in the current quarter, and our average selling price (ASP) increased by 3.0%, from $330.6 thousand in the prior year quarter to $340.6 thousand in the current quarter. Combined, these factors contributed to a 4.7% increase in homebuilding revenue, which climbed from $451.0 million in the prior year quarter to $472.4 million in the current quarter. Our homebuilding gross margin, excluding impairments and abandonments, interest and the $15.5 million prior period reduction to cost of sales noted above, also showed year-over-year improvement to 21.3% in the current quarter from 20.7% in the prior year quarter. Commissions expense was higher year-over-year due to the revenue increase, but remained relatively flat as a percentage of homebuilding revenue. Finally, our general and administrative expenses (G&A) increased year-over-year by $0.3 million, but have declined as a percentage of total revenue from 8.8% in the prior year quarter to 8.5% in the current quarter. The increase in G&A spend was mainly due to higher headcount as we prepare for future growth, incentive compensation increases related to the year-over-year improvement in the business and the expansion of our active adult business under the Gatherings brand, offset by the absence of expense related to the Deferred Prosecution Agreement (DPA), which totaled $1.9 million in the prior year quarter (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
We ended the quarter with a backlog of 2,444 units, which represents a 0.7% increase over the 2,426 backlog units we had as of the end of the prior year quarter. Although we entered the current quarter with slightly fewer homes in backlog and achieved higher year-over-year closings during the quarter, new order activity in the current quarter was 7.0% higher than the prior year quarter (despite a 6.2% year-over-year decline in average active communities), resulting in the larger number of homes in backlog at quarter end. The current quarter ending backlog has an ASP of $351.8 thousand, a year-over-year increase of 4.8%, leading to a 5.6% increase in the dollar value of our backlog compared to the prior year quarter.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates. From the time of the plan's introduction, we have consistently noted that there are many paths to achieving our underlying goal of $200 million of Adjusted EBITDA, and we continually revisit our established ranges for each metric. We remain committed to reaching the “2B-10” objectives as soon as possible, and expect to reach them by making further improvements to each of the five key metrics embedded in the plan: (1) sales per community per month (our absorption rate); (2) ASP; (3) active community count; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative expenses (SG&A) as a percentage of total revenue.

Since introducing our “2B-10” plan, we have made significant progress toward achieving our Adjusted EBITDA goal (refer to “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA” section below), with trailing twelve month Adjusted EBITDA reaching $167.9 million as of June 30, 2017, compared to $86.3 million at the time we introduced the plan (as of September 30, 2013), an increase of approximately 95%. Our progress on each metric is discussed in more detail below:

•
Sales per community per month was 3.4 and 3.0 for the quarters ended June 30, 2017 and June 30, 2016, respectively. Our strong emphasis on sales absorptions allowed us to expand the unit and dollar value of our backlog despite higher year-over-year closings and a smaller community count. Sales per community per month increased to 2.9 for the trailing 12 months ended June 30, 2017 versus 2.6 a year ago, and is within the range established in our “2B-10” plan of 2.8 to 3.2. We continue to believe that we are among the industry leaders in sales absorption rates, and are focused on maintaining our strong sales momentum through the remainder of our fiscal 2017 and beyond.

•
Our ASP for homes closed during the quarter ended June 30, 2017 was $340.6 thousand, up 3.0% compared to the prior year. ASP for closings during the trailing 12 months ended June 30, 2017 was $337.8 thousand, up 3.8% year-over-year, and our ASP in backlog as of June 30, 2017 has risen 4.8% versus the prior year quarter to $351.8 thousand. Our targeted metric for ASP was updated in the first quarter of the current fiscal year to a range of $340.0 thousand to $350.0 thousand, which we believe we can reach by the end of next year based on current pricing trends and the mix of communities expected to deliver homes over that time period.

•
During the current quarter, we had an average active community count of 155, down 6.2% from the prior year quarter, and ended the quarter with 154 active communities. This reduction in community count was anticipated, as we focused on balancing our community count with our goal of reducing our outstanding debt balance during our fiscal 2016. However, we expect our year-over-year increase in spending on land and land development activities so far this year, which should continue in the fourth quarter, to lead to growth in community count beginning in fiscal 2018. We invested $103.8 million in land and land development during the current quarter, bringing our total spending for the current fiscal year to $309.9 million, compared to $267.8 million in the first nine months of the prior fiscal year. Additionally, we continue to employ other strategies to grow our community count, including (1) an increased use of option contracts and land-banking relationships to maximize the efficiency of our capital; (2) a shortening of the duration of the deals we are acquiring, which lessens risk and improves capital efficiency; and (3) the activation of communities previously classified as land held for future development so that these assets can begin to generate revenue and return capital to us. We consistently evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage with land acquisition strategies that minimize our capital employed. Our “2B-10” target metric is an active community count range between 170 and 175.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended June 30, 2017 was 21.3%, up from 20.7% in the corresponding quarter a year ago (also adjusted for the impact of a $15.5 million reduction in cost of sales resulting from an agreement entered into during the prior year quarter with our third-party insurer). For the 12 months ended June 30, 2017, this gross margin was 20.9%, which is just below our “2B-10” target metric range of 21.0% to 22.0%. Our homebuilding gross margin has been favorably impacted this year by a number of factors, including our efforts to reduce construction costs, improve cycle time and raise home prices where possible. Working against these efforts have been increases in land costs, driven by the location and structure of our land deals, cost pressures in certain labor and material categories and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins). In any quarter, the combination of these factors may increase or decrease margin compared to prior periods, but we continue to work toward sustaining gross margin within our “2B-10” range.

•
SG&A for the quarter ended June 30, 2017 was 12.4% of total revenue, compared to 12.6% in the prior year quarter. SG&A for the trailing 12 months ended June 30, 2017 was 12.4% of total revenue, an increase of 20 basis points from the prior year. However, excluding the $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed noncollectible in the prior quarter, SG&A for the trailing 12 months ended June 30, 2017 was slightly better at 12.3% of total revenue. Although SG&A remains slightly above our “2B-10” target range of 11.0% to 12.0%, we believe that revenue growth in our fiscal 2018 and beyond will allow us to attain our “2B-10” target range.

For the trailing 12 months ended June 30, 2017, our revenue was $1.9 billion, up 2.9% year-over-year. Excluding the non-recurring items detailed in the full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended June 30, 2017 increased $6.4 million, or 4.0%, to $167.9 million. We expect to continue our focus on our “2B-10” metrics throughout the remainder of fiscal 2017 and beyond.

Debt Reduction and Capital Efficiency
During our fiscal 2016, we reduced our debt balance by nearly $157 million, which surpassed our initial debt reduction target. We will continue to focus on deleveraging, and plan to further reduce our debt by at least another $100 million through our fiscal 2018. Toward this goal, we reduced our debt balance by $3.0 million during the current fiscal year, as we issued $250 million in unsecured 6.75% Senior Notes due March 2025, and used the proceeds, together with cash on hand, to redeem all $198 million of our remaining 2021 Senior Notes and the remaining $55 million balance outstanding on our Term Loan. This transaction enabled us to successfully pay off all of our secured borrowings and extend our maturities. We believe that combining growth with additional deleveraging while the housing market remains relatively strong will create long-term shareholder value. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for further discussion of our outstanding borrowings.
Furthermore, we have put additional emphasis on maximizing our return on capital by carefully managing our investment in land, so that our debt reduction targets can be achieved while still increasing our community count. As noted above, we have employed a number of strategies to improve capital efficiency, including greater use of option contracts and land-banking, shorter duration land parcels and activation of previously land held for future development communities. During the current fiscal year, our land held for future development balance has declined by approximately $60 million.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and nine months ended June 30, 2017 may not accurately predict our ultimate full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
Revenues:
Homebuilding	$472,396	$450,977	$1,230,396	$1,164,825
Land sales and other	6,192	8,960	12,901	25,168
Total	$478,588	$459,937	$1,243,297	$1,189,993
Gross profit:
Homebuilding	$78,662	$76,803	$199,190	$193,141
Land sales and other	(219)	850	314	1,660
Total	$78,443	$77,653	$199,504	$194,801
Gross margin:
Homebuilding (a)	16.7%	17.0%	16.2%	16.6%
Land sales and other	(3.5)%	9.5%	2.4%	6.6%
Total	16.4%	16.9%	16.0%	16.4%
Commissions	$18,773	$17,500	$48,728	$45,856
General and administrative expenses (G&A) (b)	40,794	40,457	117,282	111,024
SG&A (commissions plus G&A) as a percentage of total revenue	12.4%	12.6%	13.4%	13.2%
G&A as a percentage of total revenue	8.5%	8.8%	9.4%	9.3%
Depreciation and amortization	$3,307	$3,387	$9,139	$9,434
Operating income	$15,569	$16,309	$24,355	$28,487
Operating income as a percentage of total revenue	3.3%	3.5%	2.0%	2.4%
Effective Tax Rate (c)	44.7%	46.7%	42.0%	25.6%
Gain (loss) on extinguishment of debt	—	429	(15,563)	(2,030)
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
(b) In addition to other items impacting G&A, for the nine months ended June 30, 2017, this metric was impacted by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed noncollectible.
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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30, (a)
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16	2017	2016	17 vs 16
Net income (loss)	$7,123	$5,782	$1,341	$(1,841)	$5,547	$(7,388)	$(2,695)	$361,802	$(364,497)
Expense (benefit) from income taxes	5,740	5,168	572	(1,332)	1,809	(3,141)	13,083	(323,387)	336,470
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	24,829	26,499	(1,670)	69,590	70,372	(782)	103,928	101,161	2,767
Depreciation and amortization and stock-based compensation amortization	6,117	5,444	673	16,471	15,278	1,193	22,945	21,586	1,359
Inventory impairments and abandonments (b)	470	11,291	(10,821)	752	14,388	(13,636)	936	17,248	(16,312)
(Gain) loss on extinguishment of debt	—	(429)	429	15,563	2,030	13,533	26,956	2,110	24,846
Adjusted EBITDA	$44,279	$53,755	$(9,476)	$99,203	$109,424	$(10,221)	$165,153	$180,520	$(15,367)
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	—	—	(3,612)	3,612	—	(3,612)	3,612
Additional insurance recoveries from third-party insurer	—	(15,500)	15,500	—	(15,500)	15,500	—	(15,500)	15,500
Write-off of deposit on legacy land investment	—	—	—	2,700	—	2,700	2,700	—	2,700
Adjusted EBITDA excluding unexpected warranty costs (net of recoveries), additional insurance recoveries and write-off of deposit	$44,279	$38,255	$6,024	$101,903	$90,312	$11,591	$167,853	$161,408	$6,445
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization.”

Homebuilding Operations Data

The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2017	2016	17 vs 16	2017	2016
West	791	661	19.7%	16.3%	22.5%
East	385	343	12.2%	16.5%	18.3%
Southeast	419	486	(13.8)%	18.3%	16.2%
Total	1,595	1,490	7.0%	16.9%	19.6%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2017	2016	17 vs 16	2017	2016
West	1,941	1,820	6.6%	17.1%	21.3%
East	1,027	982	4.6%	18.1%	20.2%
Southeast	1,181	1,149	2.8%	18.8%	19.2%
Total	4,149	3,951	5.0%	17.9%	20.4%
Sales per community per month was 3.4 and 3.0 for the quarters ended June 30, 2017 and June 30, 2016, respectively, an increase of 14.2%. Our continued emphasis on sales absorptions within our lower active community count allowed us to achieve a significant year-over-year increase in this metric and to maintain our backlog levels, despite higher year-over-year closings during the quarter. Absorptions were driven by a strong spring selling season in the majority of our markets, as well as our community mix and the maturation of certain communities versus the prior year quarter. Our average active communities declined 6.2% year-over-year, from 166 to 155 during the quarter ended June 30, 2017, partially offsetting our stronger absorptions and ultimately resulting in a 7.0% increase in new orders, net.
For the three and nine months ended June 30, 2017, the increase in new orders, net in our West segment was attributable to significant year-over-year increases in our California, Phoenix and Las Vegas markets, offset by our Texas market, driven by a decline in our Houston division due to a lower community count in response to local economic conditions in prior periods. The increase in new orders, net in our East segment for the three months ended June 30, 2017 was driven by all of our markets except for Indianapolis, where we experienced a marginal decline in sales. For the nine months ended June 30, 2017, all markets in our East segment recorded an increase in new orders, net except for our New Jersey market, which did not have any order activity in the current year but was winding down in the prior year, and our Maryland market, due to a particularly strong prior year sales performance as we sold additional speculative (spec) homes to generate capital. Finally, the year-over-year decline in new orders, net for the three months ended June 30, 2017 in our Southeast segment was primarily driven by our Charleston market, due to a strong prior year sales performance in certain communities and increased competitive pressures in the current quarter, and our Florida market, due to a lower community count in both our Orlando and Tampa divisions. However, strong order activity in our Raleigh market primarily drove an increase in our new orders, net for the nine months ended June 30, 2017, partially offset by a decline in our Atlanta market, where we are transitioning into several new communities.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP for homes in backlog as of June 30, 2017 and June 30, 2016:

	As of June 30,
	2017	2016	17 vs 16
Backlog Units:
West	1,074	1,109	(3.2)%
East	622	562	10.7%
Southeast	748	755	(0.9)%
Total	2,444	2,426	0.7%
Aggregate dollar value of homes in backlog (in millions)	$859.9	$814.6	5.6%
ASP in backlog (in thousands)	$351.8	$335.8	4.8%

Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog units as of June 30, 2017 increased by 0.7% over the prior year due to a 7.0% improvement in our new orders, net in the current quarter as compared to prior year, partially offset by additional year-over-year closings. We entered the current quarter with fewer backlog units when compared to the prior year period, but, despite a lower community count, were able to grow our backlog due to an improvement in sales absorptions of 14.2%. Additionally, the dollar value of homes in backlog has increased by 5.6% due in large part to the continued upward trend in our year-over-year ASP.
Homebuilding Revenue, Average Selling Price and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$208,004	$201,848	3.0%	$333.3	$325.6	2.4%	624	620	0.6%
East	129,755	136,204	(4.7)%	375.0	365.2	2.7%	346	373	(7.2)%
Southeast	134,637	112,925	19.2%	322.9	304.4	6.1%	417	371	12.4%
Total	$472,396	$450,977	4.7%	340.6	330.6	3.0%	1,387	1,364	1.7%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$564,908	$535,984	5.4%	$333.3	$321.7	3.6%	1,695	1,666	1.7%
East	324,284	332,411	(2.4)%	382.0	366.5	4.2%	849	907	(6.4)%
Southeast	341,204	296,430	15.1%	316.8	299.4	5.8%	1,077	990	8.8%
Total	$1,230,396	$1,164,825	5.6%	339.8	326.9	3.9%	3,621	3,563	1.6%
The increase in ASP for the three and nine months ended June 30, 2017 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies.
Closings for the three months ended June 30, 2017 in our West segment increased in all markets except for Houston, due to a lower community count in response to local economic conditions in that region in prior periods. For the nine months ended June 30, 2017, closings for all markets in our West segment except for Houston likewise increased, particularly in our Sacramento division, which continues to gain momentum after being re-activated, as well as our Las Vegas division, where certain communities continue to mature. The decline in our Houston division is due to the lower community count noted in the three-month explanation, as well as the prior year period's benefit from additional closings that were pushed out of the end of our fiscal 2015 due to the weather conditions in that region. In our East segment, closings for the three months ended June 30, 2017 decreased primarily due to fewer closings from our Maryland division, where community count has declined and less emphasis was placed in the current year on building and closing spec homes, offset by higher year-over-year activity from our Indianapolis division, as we rebuild our presence in that market. For the nine months ended June 30, 2017, closings in our East segment decreased primarily due to a sharp decline in our Maryland division, where we sold and closed a significant number of spec homes in the prior year period to generate capital for debt reduction, and a lack of closings in the current period from our de-activated New Jersey division. These declines were partially offset by higher year-over-year closings in our Indianapolis and Nashville divisions. In our Southeast segment, the increase in closings for the three months ended June 30, 2017 was primarily driven by our Charleston and Raleigh markets, while closings increased in all divisions for the nine months ended June 30, 2017 except for Orlando, which experienced a marginal decline.
Our higher ASP, coupled with the overall increase in closings described above, resulted in homebuilding revenue that was up for the three and nine months ended June 30, 2017. We anticipate that our ASP will likely continue to increase in future quarters, as indicated by our ASP for homes in backlog.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and abandonment charges). Additionally, we have shown the impact of unexpected warranty costs related to the Florida stucco issues, net of insurance recoveries and the additional insurance recoveries from third-party insurer, which we consider to be non-recurring items, on our gross profit and gross margin for the prior year periods.

	Three Months Ended June 30, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$46,679	22.4%	$—	$46,679	22.4%	$—	$46,679	22.4%
East	26,573	20.5%	—	26,573	20.5%	—	26,573	20.5%
Southeast	27,372	20.3%	—	27,372	20.3%	—	27,372	20.3%
Corporate & unallocated	(21,962)		—	(21,962)		21,895	(67)
Total homebuilding	$78,662	16.7%	$—	$78,662	16.7%	$21,895	$100,557	21.3%

	Three Months Ended June 30, 2016
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$40,888	20.3%	$5,216	$46,104	22.8%	$—	$46,104	22.8%
East	19,361	14.2%	5,894	25,255	18.5%	—	25,255	18.5%
Southeast	21,099	18.7%	—	21,099	18.7%	—	21,099	18.7%
Corporate & unallocated	(4,545)		789	(3,756)		20,080	16,324
Total homebuilding	$76,803	17.0%	$11,899	$88,702	19.7%	$20,080	$108,782	24.1%
Additional insurance recoveries from third-party insurer	(15,500)						(15,500)
Adjusted homebuilding	$61,303	13.6%					$93,282	20.7%

	Nine Months Ended June 30, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$122,701	21.7%	$—	$122,701	21.7%	$—	$122,701	21.7%
East	61,737	19.0%	188	61,925	19.1%	—	61,925	19.1%
Southeast	66,798	19.6%	—	66,798	19.6%	—	66,798	19.6%
Corporate & unallocated	(52,046)		—	(52,046)		57,358	5,312
Total homebuilding	$199,190	16.2%	$188	$199,378	16.2%	$57,358	$256,736	20.9%

	Nine Months Ended June 30, 2016
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$107,988	20.1%	$6,729	$114,717	21.4%	$—	$114,717	21.4%
East	52,157	15.7%	5,894	58,051	17.5%	—	58,051	17.5%
Southeast	58,495	19.7%	788	59,283	20.0%	—	59,283	20.0%
Corporate & unallocated	(25,499)		1,101	(24,398)		49,520	25,122
Total homebuilding	$193,141	16.6%	$14,512	$207,653	17.8%	$49,520	$257,173	22.1%
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)						(3,612)
Additional insurance recoveries from third-party insurer	(15,500)						(15,500)
Adjusted homebuilding	$174,029	16.3%					$238,061	20.4%
Our homebuilding gross profit increased by $1.9 million to $78.7 million for the three months ended June 30, 2017, from $76.8 million in the prior year quarter, due to higher homebuilding revenue that was discussed previously, slightly offset by lower year-over-year gross margin. However, the comparability of our gross profit and gross margin, as shown in the tables above, was impacted by three significant items as follows: (1) prior year gross profit and margin included $11.9 million in impairment charges taken on two of our communities (one in our West segment and one in our East segment); (2) interest amortized to homebuilding cost of sales increased by $1.8 million, from $20.1 million in the prior year quarter to $21.9 million in the current quarter (see Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q); and (3) prior year gross profit and margin included a $15.5 million reduction in cost of sales resulting from an agreement entered into during the prior year quarter with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years (which was recorded in our Corporate and unallocated segment). When these items are taken into consideration, year-over-year gross profit increased by $7.3 million, and our homebuilding gross margin improved by 60 basis points.

For the nine months ended June 30, 2017, our homebuilding gross profit increased by $6.0 million, from $193.1 million in the prior year period to $199.2 million, also due to higher homebuilding revenue, slightly offset by lower year-over-year gross margin. However, similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the nine-month period, as shown in the tables above, was impacted by the following significant items: (1) impairment and abandonment charges were higher in the prior year period by $14.3 million; (2) interest amortized to homebuilding cost of sales increased by $7.8 million, from $49.5 million in the prior year nine-month period to $57.4 million in the current period (see Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q); (3) prior year period gross profit and margin included a credit to cost of sales of $3.6 million for insurance recoveries received or anticipated to be received that were greater than that quarter's charges related to the Florida stucco issues; and (4) prior year gross profit and margin included a $15.5 million reduction in cost of sales resulting from an agreement entered into during the prior year with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years (which was recorded in our Corporate and unallocated segment). After considering these items, year-over-year gross profit increased by $18.7 million, and our home building margin improved by 50 basis points.
The year-over-year improvement in our homebuilding gross margin for the three and nine months ended June 30, 2017, once adjusted for the items detailed above, is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market and product type; (2) our pricing strategies, including the resulting higher margin on speculative homes closed during the current fiscal year; (3) increased focus on managing our house costs and improving our cycle times; and (4) favorable discrete items in the current year period, such as lower warranty costs and higher rebates. Going forward, however, our gross margin will continue to be impacted by several headwinds, including our activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of our land purchase transactions, since finished lot purchases tend to result in lower gross margins, and increasing land and direct homebuilding costs.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.2% and excluding interest and inventory impairments, it was 20.9%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 7.8% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(7.5)%
Impact of interest amortized to COS related to these communities	5.1%
Pre-impairment turn gross margin, excluding interest amortization	(2.4)%
Impact of impairment turns	18.8%
Gross margin (post impairment turns), excluding interest amortization	16.4%
For a further discussion of our impairment policies, see Notes 2 and 5 of the notes to unaudited condensed consolidated financial statements in this Form 10-Q.
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$390	$4,135	$(3,745)	$30	$1,075	$(1,045)
East	5,491	4,513	978	(249)	253	(502)
Southeast	311	312	(1)	—	—	—
Corporate and unallocated (a)	—	—	—	—	(478)	478
Total	$6,192	$8,960	$(2,768)	$(219)	$850	$(1,069)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$390	$7,125	$(6,735)	$297	$2,163	$(1,866)
East	11,761	15,698	(3,937)	(33)	561	(594)
Southeast	750	2,345	(1,595)	50	(214)	264
Corporate and unallocated (a)	—	—	—	—	(850)	850
Total	$12,901	$25,168	$(12,267)	$314	$1,660	$(1,346)
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
Although not as significant as in the prior year periods, to further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three and nine months ended June 30, 2017 that did not fit within our strategic plans. We expect additional land sales to occur during the remainder of our fiscal 2017. However, future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance and changing strategic plans.

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$27,724	$23,822	$3,902	$69,518	$59,535	$9,983
East (a)	14,544	7,097	7,447	26,633	19,577	7,056
Southeast (b)	14,520	10,022	4,498	32,109	28,417	3,692
Corporate and Unallocated (c)	(41,219)	(24,632)	(16,587)	(103,905)	(79,042)	(24,863)
Operating income (d)	$15,569	$16,309	$(740)	$24,355	$28,487	$(4,132)
(a) Operating income for our East segment for the nine months ended June 30, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(b) Operating income for our Southeast segment for the nine months ended June 30, 2016 was impacted by a credit to cost of sales of $3.6 million for unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries.
(c) Corporate and unallocated operating loss includes: amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments; and certain other amounts that are not allocated to our operating segments. Corporate and unallocated for the three and nine months ended June 30, 2016 also included the impact of a $15.5 million reduction in home construction expenses resulting from an agreement entered into in fiscal 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
(d) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
Our operating income decreased by $0.7 million to $15.6 million for the three months ended June 30, 2017, compared to $16.3 million for the three months ended June 30, 2016. This resulted from a $1.9 million increase in gross profit offset by (1) lower land sales and other gross profit; (2) higher quarter-over-quarter commissions on higher homebuilding revenue (commissions expense as a percentage of homebuilding revenue was only up 10 basis points quarter-over-quarter); and (3) a slight increase in G&A (G&A as a percentage of total revenues, however, was down 30 basis points quarter-over-quarter). The increase in G&A spend was mainly due to higher headcount as we prepare for future growth, incentive compensation increases related to the year-over-year improvement in the business and the expansion of our active adult business under the Gatherings brand, offset by the absence of expense related to the Deferred Prosecution Agreement (DPA), which totaled $1.9 million in the prior year quarter (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
The $1.9 million increase in gross profit for the three months ended June 30, 2017 includes the impact of a $15.5 million reduction in home construction expenses resulting from an agreement entered in fiscal 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years. Once the prior quarter is adjusted for this amount, our underlying gross profit increased by $17.4 million, driven by additional closings and homebuilding revenue, as well as higher gross margin (also adjusted for the impact of the $15.5 million agreement, as detailed in the section above titled “Homebuilding Gross Profit and Gross Margin”).
For the nine months ended June 30, 2017, operating income decreased by $4.1 million to $24.4 million, compared to operating income in the prior year period of $28.5 million. This resulted from a $6.0 million increase in gross profit offset by (1) lower land sales and other gross profit; (2) higher year-over-year commissions on higher homebuilding revenue (commissions expense as a percentage of homebuilding revenue was up less than 10 basis points year-over-year); and (3) an increase in G&A (G&A as a percentage of total revenues only increased 10 basis points year-over-year). The increase in G&A spend was mainly due to higher headcount as we prepare for future growth, incentive compensation increases related to the year-over-year improvement in the business and the expansion of our active adult business under the Gatherings brand, offset by the absence of expense related to the Deferred Prosecution Agreement (DPA), which totaled $4.2 million in the prior year period (see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
The $6.0 million increase in gross profit for the nine months ended June 30, 2017 includes the impact of (1) a $15.5 million reduction in home construction expenses resulting from an agreement entered in fiscal 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years; and (2) a credit to cost of sales of $3.6 million in the prior year period for unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. Once the prior period is adjusted for these amounts, our underlying gross profit increased by $25.2 million, driven by additional closings and homebuilding revenue, as well as higher gross margin (also adjusted for the impact of the $15.5 million agreement and the Florida stucco issues, as detailed in the section above titled “Homebuilding Gross Profit and Gross Margin”).
Below operating income, we had two noteworthy year-over-year fluctuations as follows: (1) for the three and nine months ended June 30, 2017, we had a decline in our other expense, net, mainly driven by a reduction in our interest costs on a lower outstanding debt balance; and (2) we recorded a significantly higher loss on the extinguishment of debt during the current nine months versus the prior year due to the management of our debt portfolio, primarily driven by redeeming our remaining 2021 Senior Notes (see Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for a further discussion of these items).
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
Our current fiscal year-to-date income tax benefit was primarily driven by the loss in earnings from continuing operations in the current fiscal year and the Company's completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded during our fiscal 2017 but related to our fiscal 2016, offset by the impact of several discrete expenses. The tax expense for the nine months ended June 30, 2016 was primarily driven by our earnings from continuing operations, offset by the Company's completion of work necessary to claim $1.6 million in tax credits, which were recorded during our fiscal 2016 but related to our fiscal 2015.
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, we executed a restructuring effort in the first quarter of the current fiscal year that involved changes in the legal forms and tax elections for certain of our operating entities. These efforts were undertaken to reduce our effective tax rate to an amount that is in-line with our peers, while also providing cash tax savings in jurisdictions where we no longer have significant loss carryforwards available. Our fiscal 2017 annualized effective tax rate, excluding the impact of discrete items recorded in the period, is currently in-line with our peers, and we expect to remain in that range in subsequent fiscal years.
See Note 10 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three months ended June 30, 2017 as compared to 2016
West Segment: Homebuilding revenue increased 3.0% for the three months ended June 30, 2017 compared to the prior year quarter because of a 0.6% increase in closings (which increased in all divisions except for Houston, due to a lower community count in response to local economic conditions in prior periods in that region), as well as a year-over-year increase in ASP of 2.4%, driven by improvement in several markets, including Dallas, Phoenix and Sacramento, due to community and product mix, our pricing strategies and improved market conditions. As compared to the prior year quarter, our homebuilding gross profit increased by $5.8 million due to the increase in revenue already discussed and the impairment recorded on one community in the prior year quarter. Excluding the prior year impairment, homebuilding gross margin declined only slightly, from 22.8% to 22.4%. The $3.9 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land and other gross profit, an increase in commissions expense on higher homebuilding revenue, as well as additional G&A costs, particularly with the growth of the Sacramento market.
East Segment: Homebuilding revenue declined by 4.7% for the three months ended June 30, 2017 compared to the prior year quarter because of a 7.2% decrease in closings (mainly due to our Maryland division offset by higher year-over-year activity in our Indianapolis division, as previously discussed), partially offset by the impact of a 2.7% increase in ASP, which was higher in each of the markets in our East segment. As compared to the prior year quarter, our homebuilding gross profit increased by $7.2 million, despite the decline in homebuilding revenue, due to a $5.9 million impairment recorded on one community in the prior year quarter, as well as a significant increase in our gross margin, once adjusted for the prior quarter impairment, from 18.5% to 20.5%. This increase in gross margin is attributable to the shift of closings between markets, as well as margin improvement in the majority of the divisions in this segment, particularly Indianapolis and Nashville, due to our pricing strategies resulting from favorable market conditions and community mix. The $7.4 million increase in operating income resulted from the additional gross profit as previously discussed, as well as lower commissions on declining homebuilding revenue and modest G&A cost savings, partially offset by a gross loss on land sales in the current quarter.
Southeast Segment: Homebuilding revenue increased by 19.2% for the three months ended June 30, 2017 compared to the prior year quarter due to a 12.4% increase in closings (primarily driven by our Charleston and Raleigh markets) and, to a lesser extent, a 6.1% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $6.3 million due to the aforementioned climb in homebuilding revenue and an increase in gross margin from 18.7% to 20.3%, which was higher in the majority of our markets due to the mix of communities and product type within each market, as well as our pricing strategies resulting from favorable market conditions in certain markets. The increase in operating income of $4.5 million resulted from the higher gross profit already described, offset by higher commissions on additional homebuilding revenue and higher G&A costs due to our business growth in this region.
Corporate and Unallocated: Our Corporate and unallocated results include: amortization of capitalized interest; movement in capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2017, corporate and unallocated net costs increased by $16.6 million from the prior year quarter, primarily due to (1) the impact of a $15.5 million reduction in cost of sales in the prior year quarter resulting from an agreement entered into with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years; and (2) a year-over-year increase in interest amortized to cost of sales of $1.8 million (see Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q), which was partially offset by the write-off of $0.8 million in capitalized interest related to two communities that were impaired in the prior year quarter. Higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults, and business improvement were fully offset by the recording of $1.9 million in expense related to the DPA in the prior year quarter, an accrual for which was not needed in the current quarter due to the expiration of the DPA as of the end of our fiscal 2016 (see Note 8 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q).
Nine months ended June 30, 2017 as compared to 2016
West Segment: Homebuilding revenue increased 5.4% for the nine months ended June 30, 2017 compared to the prior year period because of a 1.7% increase in closings (particularly in our Sacramento and Las Vegas markets, offset by our Houston market, as previously discussed), as well as a year-over-year increase in ASP of 3.6%, driven in large part by geographic mix of closings between our markets and an increase in our Dallas and Phoenix markets due to community mix and pricing strategies. As compared to the prior year period, our homebuilding gross profit increased by $14.7 million due to the increase in revenues already discussed, the impairments recorded on two communities during the prior nine-month period, and modestly improved gross margin, which, excluding the prior year impairment, improved from 21.4% to 21.7% and were higher in all but one market in our West segment. The $10.0 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land and other gross profit, an increase in commissions expense on higher homebuilding revenue, as well as additional G&A costs, particularly with the growth of the Sacramento market.
East Segment: Homebuilding revenue decreased 2.4% for the nine months ended June 30, 2017 versus the prior year, primarily due to a 6.4% decline in closings (mainly attributable to our Maryland and de-activated New Jersey markets, offset by our Indianapolis and Nashville divisions, as previously discussed), partially mitigated by the impact of a 4.2% increase in ASP, which was up for all divisions within this segment except for one, where it was near flat. Despite the decline in homebuilding revenue, our homebuilding gross profit increased $9.6 million due to significantly higher impairment and abandonment charges recorded in the prior year period, as well as an increase in our gross margin, once adjusted for impairments and abandonments in both periods, from 17.5% to 19.1%. This increase in gross margin is attributable to the shift of closings between markets, as well as margin improvement in the majority of the divisions in this segment, particularly Indianapolis and Nashville, due to our pricing strategies resulting from favorable market conditions and community mix. The $7.1 million increase in operating income resulted from the higher gross profit already noted, offset by higher G&A costs, driven by a charge of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible during the current nine-month period.
Southeast Segment: As compared to the prior year period, homebuilding revenue increased significantly by 15.1% due to an 8.8% increase in closings (which increased in all divisions except for Orlando, which experienced a marginal decline), as well as a 5.8% increase in ASP, which improved in all but one division in this segment. Our homebuilding gross profit in the Southeast segment increased by $8.3 million due to the aforementioned increase in homebuilding revenue, slightly offset by a decline in gross margin from 19.7% to 19.6% in the current year period. However, our year-over-year comparison of gross profit and gross margin is impacted by the Florida stucco issues (see Note 8 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q) and, to a lesser extent, impairments and abandonments recorded during the prior year. Once adjusting for these items, gross profit for the Southeast segment increased by $11.1 million, and gross margin improved from 18.8% to

19.6%, as we saw underlying gross margin improvement in most of our markets in the Southeast segment. The year-over-year increase in operating income of $3.7 million was driven by higher gross profit discussed above, offset by higher commissions on additional homebuilding revenue and higher G&A costs due to our business growth in this region.
Corporate and Unallocated: For the nine months ended June 30, 2017, corporate and unallocated net costs increased $24.9 million over the prior year period, primarily due to (1) the impact of a $15.5 million reduction in cost of sales in the prior year period resulting from an agreement entered into with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years; (2) a year-over-year increase in interest amortized to cost of sales of $7.8 million (see Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q), which was partially offset by the write-off of $1.1 million in capitalized interest related to communities that were impaired in the prior year period; (3) an increase in indirect costs expensed to cost of sales year-over-year due to improved business performance; and (4) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults, and business improvement; offset by (5) the recording of $4.2 million in expense related to the DPA in the prior year period, an accrual for which was not needed in the current year due to the expiration of the DPA as of the end of our fiscal 2016 (see Note 8 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q).
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of June 30, 2017, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Cash and cash equivalents decreased as follows for the periods presented:

	Nine Months Ended June 30,
(In thousands)	2017	2016
Cash used in operating activities	$(39,908)	$(30,869)
Cash (used in) provided by investing activities	(8,249)	10,890
Cash used in financing activities	(12,333)	(104,395)
Net decrease in cash and cash equivalents	$(60,490)	$(124,374)
Operating Activities. We spent $309.9 million on land and land development activities during the nine months ended June 30, 2017, an increase of $42.1 million, or 15.7%, compared to $267.8 million in land-related spending for the nine months ended June 30, 2016. We expect our spend on land and land development activities to increase during the remainder of our fiscal 2017 and beyond as we begin to grow our community count. Our level of land and land development spend, which partly drives our change in inventory, had a significant impact on our cash flows from operating activities in both years, bringing net cash used in operating activities to $39.9 million and $30.9 million for the nine months ended June 30, 2017 and 2016, respectively. Our cash used in operating activities was also materially impacted by changes in our working capital balances that resulted in a net use of cash in the prior year, but an increase in our cash balances in the current year. Additionally, our year-over-year decline in earnings, even adjusted for non-cash items, negatively impacted cash flows from operating activities in the current year period versus the prior year period.
Investing Activities. Net cash used in investing activities was $8.2 million for the nine months ended June 30, 2017, mainly driven by capital expenditures, primarily for model homes. Net cash provided by investing activities was $10.9 million for the nine months ended June 30, 2016, primarily driven by a decrease in restricted cash as a result of the redemption of our entire cash secured loan balance, and the receipt of proceeds from the sale of a building owned by the Company. These cash inflows were partially offset by capital expenditures, primarily for model homes, and additional investments made in unconsolidated entities.
Financing Activities. Net cash used in financing activities was $12.3 million for the nine months ended June 30, 2017 due to repayment of certain debt issuances (including our 2021 Senior Notes, remaining Term Loan, and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our newly issued Senior Notes due 2025 (the 2025 notes, discussed below), offset by the proceeds from the same 2025 Notes. Net cash used in financing activities was $104.4 million for the nine months ended June 30, 2016, primarily related to the redemption of certain of our then outstanding debt, including our Senior

Notes due 2016, partially offset by proceeds received from the issuance of the Term Loan, which was fully redeemed in the current quarter.
Financial Position. As of June 30, 2017, our liquidity position consisted of:

•	$168.4 million in cash and cash equivalents;

•	$140.1 million of remaining capacity under the Facility (due to the use of the Facility to secure $39.9 million in letters of credit); and

•	$12.7 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
While we believe we possess sufficient liquidity, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to grow our business. We expect to be able to meet our liquidity needs in fiscal 2017 and beyond, and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a period-to-period basis.
During the second quarter of our fiscal 2017, we redeemed our outstanding Senior Notes due 2021, as well as the remaining balance of our Term Loan, mainly by utilizing the proceeds received from the 2025 Notes issued during the prior quarter, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million during the nine months ended June 30, 2017, and net debt reduction of $3 million. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information about our borrowings, including a description of our newly issued 2025 Notes.
During the nine months ended June 30, 2016, we redeemed our then outstanding Senior Notes due 2016, mainly by utilizing the proceeds received from the Term Loan issued, which was fully redeemed in the current fiscal year. We also redeemed $19.1 million and $3.6 million of our then outstanding Senior Notes due May 2019 and our Senior Notes due June 2019, respectively. This debt repurchase activity resulted in a net loss on extinguishment of debt of debt of $2.0 million for the nine months ended June 30, 2016 (inclusive of the gain on extinguishment of debt of $0.4 million in the prior year quarter).
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $180 million and an available capacity of $140.1 million as of June 30, 2017 after considering our outstanding letters of credit backed by the Facility of $39.9 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $11.1 million of outstanding letters of credit under these facilities (in addition to the $39.9 million outstanding letters of credit backed by the Facility), which are secured by cash collateral that is maintained in restricted accounts totaling $11.3 million.
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
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the nine months ended June 30, 2017 or 2016. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the nine months ended June 30, 2017 or 2016.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. As of June 30, 2017, we controlled 22,481 lots. We owned 73.0%, or 16,404 of these lots, and 6,077 of these lots, or 27.0%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $91.3 million as of June 30, 2017. The total remaining purchase price, net of cash deposits, committed under all options was $439.3 million as of June 30, 2017. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of June 30, 2017, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $208.6 million as of June 30, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2017, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2017 was $1.36 billion, compared to a carrying value of $1.27 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.36 billion to $1.42 billion as of June 30, 2017.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the normal course of business, we are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages, which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and our Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our financial condition, results of operations or cash flows.
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). For a further discussion of the HUD Agreement, refer to Note 9 to the audited consolidated financial statements within our 2016 Annual Report. During the three and nine months ended June 30, 2016, we accrued $1.9 million and $4.2 million, respectively, related to the HUD Agreement, which was recorded within general and administrative expenses in our consolidated statement of income.
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
Due to the change of our President, discussions in the U.S. Congress regarding comprehensive tax reform have increased. Such legislation could significantly alter the existing tax code, including a reduction in corporate income tax rates. Although a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, it would reduce, perhaps significantly, the value of our existing deferred tax asset and could result in a charge to our earnings from the write-down of this asset. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect our deferred tax asset.
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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed on August 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2017	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer