Form 10-K
period 2017-09-30
BEAZER HOMES USA INC
filed 2017-11-14
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2017, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $394,750,132.

Class	Outstanding at November 9, 2017
Common Stock, $0.001 par value	33,512,585

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders	III

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

•	the availability and cost of land and the risks associated with the future value of our inventory, such as additional asset impairment charges or write-downs;

•	shortages of or increased prices for labor, land or raw materials used in housing production, and the level of quality and craftsmanship provided by our subcontractors;

•	estimates related to homes to be delivered in the future (backlog) are imprecise, as they are subject to various cancellation risks that cannot be fully controlled;

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

•	our ability to reduce our outstanding indebtedness and to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	weather conditions or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	estimates related to the potential recoverability of our deferred tax assets, and a potential reduction in corporate tax rates that could reduce the usefulness of our existing deferred tax assets;

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

Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

PART I
Item 1. Business
We are a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality, at affordable prices, while seeking to maximize our return on invested capital over the course of a housing cycle.
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
In any period, the demand for new homes is dependent on a variety of demographic and economic factors, including household formation, job and wage growth, the availability and cost of mortgage financing, the supply of new and existing homes, home price affordability and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. Several of these factors are contributing to stable and modestly improving conditions for new home sales, but there are also risks and challenges that could adversely impact our business in fiscal 2018 and beyond. On the positive side are rising levels of household formation, a constrained supply of new and used homes, rising wages, strong employment conditions and mortgage rates that continue to be low by historical standards. Challenges include early signs of home price affordability constraints (largely driven by the historically low levels of homes available for sale and still constrained level of new home construction) and unusual levels of political, regulatory and legislative uncertainty at the federal, state and local levels regarding housing, mortgage and tax policies, as well as volatility in domestic and international financial markets. Overall, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Long-Term Business Strategy
Our long-term business strategy is focused on a balance between achieving and surpassing our “2B-10” goals and reducing our debt levels and improving our capital efficiency, both of which are discussed below.
“2B-10” Plan
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. From time to time we have updated our estimates of the specific metrics we expect will lead us to our “2B-10” objectives. Our current targets are as follows:

•	improve and maintain our sales per community per month to a range of 2.8 to 3.2;

•	increase and maintain an active community count between a range of 170 and 175;

•	increase our average selling price (ASP) to a range of $340 thousand to $350 thousand;

•	continue to improve our homebuilding gross margin to be within a range of 21% to 22% (excluding impairments and abandonments and interest amortized to homebuilding cost of sales); and

•	drive cost leverage, as measured by selling, general and administrative expenses as a percentage of total revenue, to a range of 11% to 12%.
Since introducing our “2B-10” plan, we have consistently noted that there are a number of paths to achieving our underlying goal of $200 million of EBITDA, and we continue with our commitment to reaching these objectives as soon as possible. For a further discussion of our “2B-10” plan, refer to our “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K.
Underlying our “2B-10” plan, we have developed a long-term business strategy that focuses on the following elements in order to provide a wide range of homebuyers with quality homes, while maximizing the return on our invested capital over the course of a housing cycle:

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
Diversity of Product Offerings.  Our product strategy aims to address the needs of our target buyers. Within each of our markets, we determine the profile of buyers we hope to target and research the profile of existing homeowners in that locale to effectively design neighborhoods, product types and individual homes with the specific needs of those buyers in mind. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up or retirement-oriented. We expect our focus on retirement-oriented buyers to increase as our Gatherings® business emerges, which is further discussed below. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data, including information about their marital and family status, employment, age, affluence, special interests, media consumption and distance moved. Recognizing that our customers want to choose certain components of their new home, we offer a limited number of structural and design options at no additional cost on most homes (“Choice PlansTM”), as well as other paid structural options. We also utilize design studios in most of our markets that enable our customers to further personalize their home by allowing them to select certain non-structural options such as cabinetry, flooring, fixtures, appliances and wall coverings.
Gatherings. Gatherings® by Beazer Homes was officially launched in 2016 to meet the need of the growing 55 plus segment and to capitalize on Beazer’s success in building age-targeted condominiums. We strive to provide exceptional value at an affordable price and become a premier provider of condominium living for active adults over age 55. We are currently pursuing Gatherings assets in Florida, Texas, Georgia, Tennessee, Maryland, Virginia, Nevada, Arizona, California, Indiana, North Carolina and South Carolina. As of September 30, 2017, we have approved new communities representing nearly 650 future sales and are currently reviewing a pipeline of potential communities that exceeds 2,000 homes.
Differentiated Process.  Our sales strategy has three specific tenets: lender choice (“Mortgage Choices”), personalization (Choice PlansTM) and energy efficiency (refer to section entitled “Differentiating Beazer Homes” for a further discussion). To address the homebuyers’ perceived challenge of securing a mortgage, we facilitate the process by making available a small number of preferred lenders who offer a comprehensive set of mortgage products, competitive rates and outstanding customer service. In response to consumers’ desire to reflect their personal preferences and lifestyle in their homes, we continue to evolve our floor plans based on market opportunity and demand. We create plans that meet most homebuyers’ needs, but also give the homebuyer the flexibility to change how the home lives through choices in certain structural and design options at no additional cost. Finally, we engineer our homes for energy-efficiency, resulting in cost savings and comfort. Using the ENERGY STAR® standards as our minimum performance criteria, our homes have less impact on the environment while decreasing our homebuyers’ annual operating costs.
Consistent Use of National Brand.  Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets. We believe that the Beazer Homes® trademark has significant value and is an important factor in the marketing of our homebuilding activities and business. We utilize a single brand name across our markets in order to better leverage our national and local marketing activities. Using a single brand has allowed us to execute successful digital marketing, out-of-home advertising and national marketing campaigns.
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
Debt Reduction and Capital Efficiency. We believe that combining growth with additional deleveraging while the housing market remains relatively strong will create long-term shareholder value. During our fiscal 2017 and 2016, we reduced our debt balance by nearly $160 million. We will continue to focus on deleveraging, and intend to further reduce our debt by at least another $100 million as part of our debt reduction plan.
Furthermore, we have put additional emphasis on maximizing our return on capital by carefully managing our investment in land, so that our debt reduction targets can be achieved while still increasing our community count. As noted above, we have employed a number of strategies to improve capital efficiency, including greater use of option contracts and land banking, shorter duration land parcels and activation of previously land held for future development communities. During the current fiscal year, our land held for future development balance declined by approximately $100 million.

Reportable Business Segments
Our active homebuilding operations consist of the design, sale and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Los Angeles County, Orange County, Riverside and San Bernardino Counties, San Diego County, Sacramento County, Yuba County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston
East:
Indiana	Indianapolis
Maryland/Delaware	Baltimore, Howard, Metro-Washington, D.C./ Sussex
Tennessee	Nashville
Virginia	Loudoun County, Prince William County, Stafford County, Spotsylvania County, Fredericksburg
Southeast:
Florida	Tampa/St. Petersburg, Orlando
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
The following tables summarize certain operating information of our reportable segments, including number of homes closed, the average closing price for the periods presented and units and dollar value in backlog as of September 30, 2017, 2016 and 2015. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	2017		2016		2015
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price
West	2,527	$336.9	2,508	$326.1	1,954	$299.0
East	1,382	386.1	1,373	368.0	1,546	355.4
Southeast	1,616	316.1	1,538	300.1	1,510	289.4
Total Company	5,525	$343.1	5,419	$329.4	5,010	$313.5

	September 30, 2017		September 30, 2016		September 30, 2015
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	879	$306.0	828	$278.5	955	$307.1
East	413	161.7	444	168.5	487	181.1
Southeast	563	198.1	644	205.6	596	179.5
Total Company	1,855	$665.8	1,916	$652.7	2,038	$667.7
ASP in backlog (in thousands)		$358.9		$340.6		$327.6

Seasonal and Quarterly Variability
Our homebuilding operating cycle generally reflects higher levels of new home order activity in our second and third fiscal quarters, and increased closings in our third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of economic downturn, which result in decreased revenues and closings.
Markets and Product Description
We evaluate a number of factors in determining which geographic markets to enter and remain in, as well as which consumer segments to target with our homebuilding activities. We attempt to anticipate changes in economic and real estate conditions by evaluating statistical information, such as the historical and projected growth of the population and population segments; the number of new jobs created or projected to be created; the number of housing starts in previous periods; building lot availability and price; housing inventory; level of competition; and home sale absorption rates.
We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service, product type, incorporating energy-efficient features into the homes we build and design and construction quality. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix we consider demographic trends, demand for a particular type of product, consumer preferences, margins, timing and the economic strength of the market. Although some of our homes are priced at the upper end of the market and we offer a selection of amenities and home customization options, we generally do not build “custom homes.” We aim to create efficiencies by using standardized design plans whenever possible. In all of our home offerings, we attempt to maximize customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations and competitive prices.
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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers, general contractors and/or subcontractors), which include site planning and engineering, as well as constructing roads; water, sewer and utility infrastructures; drainage and recreational facilities; and other amenities. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2017 and 2016, we continued to pursue land acquisition opportunities and develop our land positions, spending approximately $301.4 million and $184.0 million, respectively, for land acquisition and $145.0 million and $152.9 million, respectively, for land development.
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
Under option contracts, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which totaled approximately $102.9 million as of September 30, 2017. The total remaining purchase price, net of cash deposits, committed under all land option contracts was $408.3 million as of September 30, 2017.
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

The following table summarizes, by reportable segment, land controlled by us as of September 30, 2017:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	183	295	468	33	—	979	399	1,378
California	282	375	2,157	828	1	3,643	344	3,987
Nevada	123	612	473	239	—	1,447	302	1,749
Texas	523	1,208	1,328	—	31	3,090	1,961	5,051
Total West	1,111	2,490	4,426	1,100	32	9,159	3,006	12,165
East
Indiana	90	254	495	—	33	872	143	1,015
Maryland/Delaware	147	264	535	93	62	1,101	568	1,669
New Jersey	—	—	—	121	—	121	—	121
Tennessee	102	40	692	—	101	935	394	1,329
Virginia	76	107	—	—	—	183	127	310
Total East	415	665	1,722	214	196	3,212	1,232	4,444
Southeast
Florida	256	552	460	33	—	1,301	270	1,571
Georgia	135	202	135	—	23	495	393	888
North Carolina	124	111	3	21	8	267	346	613
South Carolina	180	489	737	68	1	1,475	267	1,742
Total Southeast	695	1,354	1,335	122	32	3,538	1,276	4,814
Corporate and unallocated (b)	—	—	—	—	84	84	—	84
Total	2,221	4,509	7,483	1,436	344	15,993	5,514	21,507
(a) This category represents lots upon which construction of a home has commenced, including model homes.
(b) Lots held for sale are parcels held by our operations considered to be discontinued.
The following table summarizes, by reportable segment, the dollar value of our land under development, land held for future development and land held for sale as of September 30, 2017:

(In thousands)	Land Under Development	Land Held for Future Development	Land Held for Sale

West	$451,030	$87,231	$3,848
East	161,408	14,391	11,578
Southeast	173,339	10,943	1,233
Corporate and unallocated (a)	—	—	1,100
Total	$785,777	$112,565	$17,759
(a) Land held for sale are parcels held by our operations considered to be discontinued.

Investments in Unconsolidated Entities
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of September 30, 2017, our unconsolidated entities had borrowings outstanding totaling $15.8 million. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.
Our consolidated balance sheets include investments in unconsolidated entities totaling $4.0 million and $10.5 million as of September 30, 2017 and September 30, 2016, respectively.
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
Agreements with our subcontractors and materials suppliers are generally entered into after a competitive bidding process during which we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us in accordance with the specifications we provide. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. We do not maintain significant inventories of construction materials, except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been, and continue to be, available. However, material prices may fluctuate due to various factors, including demand or supply shortages and the price of certain commodities, which may be beyond the control of us or our vendors. Whenever possible, we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good.
Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. As of September 30, 2017, excluding models, we had 1,976 homes at various stages of completion, of which 1,382 were under contract and included in backlog at such date and 594 homes (171 were substantially completed and 423 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled (known as “speculative” or “spec” homes).
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
Marketing and Sales
We make extensive use of digital and traditional marketing vehicles and other promotional activities, including our websites (www.beazer.com and www.beazerenespanol.com), mobile site (m.beazer.com), real estate listing sites, digital advertising (including search engine marketing and display advertising), social media, video, brochures, direct marketing and out-of-home advertising (including billboards and signage) located in the immediate areas of our developments, as well as additional activities. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and internet domain names, including Beazer Homes®, Gatherings® and Choice PlansTM, for use in our business.
Our practice is to build, decorate, furnish and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2017, we maintained and owned 245 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable and hands-on experience for our customers, i.e., digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, signage and more. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from the sales offices located in the model homes used in the community), as well as through independent brokers. Our sales counselors and extended sales team are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes, the community's unique selling proposition, detailed explanations of our three differentiators, discussed below, and associated savings opportunities. Sales personnel are trained internally and participate in a structured training program focused on sales techniques, product enhancements, competitive products in the area, construction schedules and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also stipulates that sales personnel must be licensed real estate agents where required by law.
We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.
Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists (known as “speculative” or “spec” homes). This speculative inventory satisfies demand by providing near ready or move in ready homes targeted at relocated personnel, first-time buyers and independent brokers who require a completed home within 60 days.
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
Energy Efficiency - Nearly all newly-built homes afford buyers a substantial reduction in utility bills due to their modern, energy-efficient construction and materials. That's a feature most used homes cannot provide. At Beazer, we go even further by ensuring our homes are built to the latest ENERGY STAR® standards and providing every buyer with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have an energy rating (on a scale in which a lower score is better) of 130, while new homes that are built to code typically score around 100. The average new Beazer home has an energy rating of 62.
Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender, and are able to promote competition among lenders on behalf of our customers through our Mortgage Choices program. Approximately 90% of our fiscal 2017 customers elected to finance their home purchase.
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
We utilize our experience within our geographic markets and the breadth of our product line to vary our regional product offerings to reflect changing market conditions. We strive to respond to market conditions and to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Our product offerings strive to provide extraordinary value at an affordable price with intentional focus on Millennials and Baby Boomers.
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
Bonds and Other Obligations
In connection with the development of our communities, we are frequently required to provide performance, maintenance and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of September 30,

2017, we had approximately $200.6 million and $45.5 million of outstanding performance bonds and letters of credit, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Employees and Subcontractors
As of September 30, 2017, we employed approximately 1,100 persons, of whom 370 were sales and marketing personnel and 270 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.
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
Our senior notes, revolving credit facility, letter of credit facilities and other debt impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on our assets. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under certain of our other debt agreements. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.
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
We believe we have significant “built-in losses” in our assets, i.e., an excess tax basis over current fair market value, that may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, we experienced an “ownership change” under Section 382 as of January 12, 2010. As a result of this previous “ownership change” for purposes of Section 382, our ability to use certain net operating loss carryforwards and built-in losses or deductions in existence prior to the ownership change was limited by Section 382.
The realization of all or a portion of our deferred income tax assets (including net operating loss carryforwards) is dependent upon the generation of future income during the statutory carryforward periods. Our inability to utilize our limited pre-ownership change net operating loss carryforwards and recognized built-in losses or deductions, or the occurrence of a future ownership change and resulting additional limitations to these tax attributes, could have a material adverse effect on our financial condition, results of operations and cash flows.
Proposed changes to U.S. tax law may result in a reduced corporate tax rate while also limiting or eliminating current tax deductions. These changes could have a material impact on the value of our deferred tax assets, our effective tax rate, and our taxable income.
Recently, the House of Representatives released a draft tax reform bill that included significant changes to the current tax code, including a reduction in the corporate tax rate from 35% to 20% and changes to a number of current deductions. The Senate has also issued a proposal that contains a number of similarities, but also some key differences. Our net deferred tax assets are measured using tax rates currently in effect that we expect to apply to our taxable income in the future. The impacts of the proposed changes in tax law will be recognized in the period such legislation is enacted. At this time, it is uncertain whether or when any such tax reform proposals will be enacted into law and the impact of such legislation on our business and financial results. The proposed reduction in the corporate tax rate, in and of itself, would result in a charge to earnings from a significant reduction in the value of our existing deferred tax assets. Additionally, while we do not anticipate the proposed changes in the corporate tax rate and calculation of taxable income would have a material adverse effect on our financial condition, profitability, and/or cash flows, the ultimate outcome of any near-term tax reform and the related impact on our business and financial condition is uncertain.
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
As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly, as evidenced by the water intrusion issues in Florida.
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
Certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the current lawsuits, or the effect that any adverse determinations the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages that may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to directors and certain officers.
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
We historically have experienced, and expect to continue to experience, variability in home sales and earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of both national and local factors, including, among others:

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
The climates and geology of many of the states in which we operate, including California, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and certain mid-Atlantic states, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could negatively impact our financial condition and results of operations. In fiscal 2017, Hurricanes Harvey and Irma disrupted our businesses in Texas, Florida, Georgia, North Carolina and South Carolina, which resulted in what we believe will be temporary reductions in sales and closings.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2017, we had under lease approximately 35,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 190,000 square feet of office space for our divisional and shared services operations at various locations. All facilities are in good condition and are adequately utilized, and sufficient to meet our present operating needs.
Due to the nature of our business, significant amounts of property are held by us as inventory in the ordinary course of our homebuilding operations. See Note 5 of notes to the consolidated financial statements in this Form 10-K for a further discussion of our inventory.

Item 3. Legal Proceedings
Litigation
From time to time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. At present there are no such claims outstanding, however, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows.
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
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). In total, we paid a cumulative $33.5 million related to the DPA and the HUD Agreement. Our expense related to these agreements was $4.9 million and $5.3 million for 2016 and 2015, respectively, and was recorded in general and administrative expenses (G&A) in our consolidated statements of income. This will be the last report for this matter.
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
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 9, 2017, the last reported sales price of the Company's common stock on the NYSE was $20.86, and we had approximately 180 stockholders of record and 33,512,585 shares of common stock outstanding. The following table sets forth, for the periods presented, the range of high and low trading prices for the Company's common stock during our fiscal 2017 and 2016.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2017
High	$15.80	$14.82	$15.10	$18.75
Low	$9.67	$11.18	$11.58	$13.09
Fiscal Year Ended September 30, 2016
High	$15.79	$11.75	$10.06	$12.71
Low	$11.18	$6.07	$6.81	$7.43
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2017, 2016 or 2015. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2017, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	593,753	$14.76	2,240,442
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2017, as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2012 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2013	2014	2015	2016	2017
◆	Beazer Homes USA, Inc.	101.41	94.54	75.10	65.69	105.58
■	S&P 500 Index	119.34	142.89	142.02	163.93	194.44
▲	S&P 500 Homebuilding Index	101.27	109.63	138.88	137.90	181.58

Item 6. Selected Financial Data
The following table summarizes certain financial data for the periods presented:

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013
	($ in millions, except per share amounts and unit data)
Statements of Income Data: (a)
Total revenue	$1,916	$1,822	$1,627	$1,464	$1,288
Gross profit	313	297	272	263	214
Gross margin (b)	16.3%	16.3%	16.7%	18.0%	16.6%
Operating income	$62	$59	$52	$56	$27
Income (loss) from continuing operations	32	5	347	35	(32)
Income (loss) per share from continuing operations - basic	1.00	0.16	12.54	1.35	(1.30)
Income (loss) per share from continuing operations - diluted	0.99	0.16	10.91	1.10	(1.30)
Net income (loss) (c)	31,813	4,693	344,094	34,383	(33,868)

Balance Sheet Data (end of year): (d)
Cash and cash equivalents and restricted cash	$305	$243	$290	$387	$553
Inventory	1,543	1,569	1,698	1,561	1,314
Total assets	2,221	2,213	2,409	2,050	1,970
Total debt	1,327	1,332	1,516	1,520	1,496
Stockholders' equity	682	643	630	279	241

Supplemental Financial Data: (d)
Cash provided by (used in):
Operating activities	$96	$163	$(81)	$(160)	$(175)
Investing activities	(14)	(13)	3	(18)	(14)
Financing activities	(21)	(198)	(19)	12	1

Financial Statistics: (d)
Total debt as a percentage of total debt and stockholders' equity (end of year)	66.0%	67.4%	70.6%	84.5%	86.1%
Net debt as a percentage of net debt and stockholders' equity (end of year) (e)	60.3%	63.2%	66.3%	80.8%	80.1%
Adjusted EBITDA from total operations (f)	$178.8	$156.3	$144.1	$133.2	$86.3
Adjusted EBITDA margin from total operations (g)	9.3%	8.6%	8.9%	9.1%	6.7%
Operating Statistics from continuing operations:
New orders, net	5,464	5,297	5,358	4,748	5,026
Closings	5,525	5,419	5,010	4,951	5,056
Average selling price on closings (in thousands)	$343.1	$329.4	$313.5	$284.8	$253.0
Units in backlog (end of year)	1,855	1,916	2,038	1,690	1,893
Average selling price in backlog (end of year; in thousands)	$358.9	$340.6	$327.6	$305.3	$279.0
(a) Statements of income data is from continuing operations. Gross profit includes inventory impairments and abandonments of $2.4 million, $15.3 million, $3.1 million, $8.3 million and $2.6 million for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013, respectively, as well as unexpected warranty costs and additional insurance recoveries from our third-party insurer, both of which are detailed in the table below that reconciles our net income to Adjusted EBITDA (subsequently defined). The aforementioned charges related to impairments and abandonments were primarily driven by reductions in pricing taken for certain communities as a result of competitive pressures over the applicable years. Income (loss) from continuing operations for the fiscal years ended 2017, 2016, 2015, 2014 and 2013 also includes losses on extinguishment of debt of $12.6 million, $13.4 million, $0.1 million, $19.9 million and $4.6 million, respectively.

(b) Gross margin = gross profit divided by total revenue.
(c) For fiscal 2015, amount includes $335.2 million release of a substantial portion of the valuation allowance on our deferred tax assets. See Note 13 of notes to the consolidated financial statements in this Form 10-K for a further discussion of income taxes and the valuation allowance.
(d) Discontinued operations were not segregated in the consolidated balance sheets or consolidated statements of cash flows, but are not material in the periods presented.
(e) Net Debt = debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan, when outstanding.
(f) EBIT (earnings before interest and taxes) equals net income (loss) before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization; and (b) income taxes. EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding non-cash charges, including depreciation and amortization for the period to EBIT. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment charges and impairments) is calculated by adding charges, including inventory impairment and abandonment charges, joint venture impairment charges and other non-recurring items for the period to EBITDA. EBITDA and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. EBITDA and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate EBITDA and Adjusted EBITDA in the same manner as Beazer Homes, the EBITDA and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.
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
The reconciliation of Adjusted EBITDA to total company net income (loss) below differs from the prior year, as it provides a more simplified presentation of EBIT, EBITDA and Adjusted EBITDA that excludes certain non-recurring amounts recorded during the periods presented. Management believes that this presentation best reflects the operating characteristics of the Company.
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015	2014	2013
Net income (loss)	$31,813	$4,693	$344,094	$34,383	$(33,868)
Expense (benefit) from income taxes	2,621	16,224	(325,927)	(41,802)	(3,684)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	88,820	79,322	56,164	41,065	41,246
Interest expense not qualified for capitalization	15,636	25,388	29,822	50,784	59,458
EBIT	138,890	125,627	104,153	84,430	63,152
Depreciation and amortization and stock-based compensation amortization	22,173	21,752	19,473	15,866	15,642
EBITDA	161,063	147,379	123,626	100,296	78,794
Loss on extinguishment of debt	12,630	13,423	80	19,917	4,636
Inventory impairments and abandonments (a)	2,389	14,572	3,109	8,062	2,650
Joint venture impairment and abandonment charges	—	—	—	—	181
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	(3,612)	13,582	4,290	—
Unexpected warranty costs related to water intrusion issues in New Jersey (net of expected insurance recoveries)	—	—	—	648	—
Additional insurance recoveries from third-party insurer	—	(15,500)	—	—	—
Litigation settlement in discontinued operations	—	—	3,660	—	—
Write-off of deposit on legacy land investment	2,700	—	—	—	—
Adjusted EBITDA	$178,782	$156,262	$144,057	$133,213	$86,261
(a) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the lines above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired" and "Interest expense not qualified for capitalization.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of demographic and economic factors, including household formation, job and wage growth, the availability and cost of mortgage financing, the supply of new and existing homes, home price affordability and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. Several of these factors are contributing to stable and modestly improving conditions for new home sales, but there are also risks and challenges that could adversely impact our business in fiscal 2018 and beyond. On the positive side are rising levels of household formation, a constrained supply of new and used homes, rising wages, strong employment conditions and mortgage rates that continue to be low by historical standards. Challenges include early signs of home price affordability constraints (largely driven by the historically low levels of homes available for sale and still constrained level of new home construction) and unusual levels of political, regulatory and legislative uncertainty at the federal, state and local levels regarding housing, mortgage and tax policies, as well as volatility in domestic and international financial markets. Overall, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal 2017
Fiscal 2017 represented continued progress toward achieving our “2B-10” goals and the execution of our balanced growth strategy. Specifically, Adjusted EBITDA has grown at a 20% compound annual growth rate for the past five years (refer to Item 6, Selected Financial Data, in this Form 10-K for a reconciliation of Adjusted EBITDA). Additionally, we successfully improved our balance sheet by extending debt maturities, reducing our cash interest expense and activating multiple land parcels previously classified as land held for future development.
Profitability
For the fiscal year ended September 30, 2017, we recorded net income from continuing operations of $32.0 million, an increase of $26.7 million from the prior fiscal year’s net income from continuing operations of $5.2 million. However, there were multiple items that impacted the comparability of our net income from continuing operations between periods:

•	We recorded $2.4 million in impairment and abandonment charges in fiscal 2017, a decrease of $12.8 million from the prior year;

•
Our income tax expense from continuing operations was $2.7 million and $16.5 million for our fiscal 2017 and fiscal 2016, respectively. The $13.8 million decline in tax expense primarily related to (1) $7.5 million in tax benefits for federal tax credits related to energy efficient homebuilding and (2) a $3.5 million reduction in the valuation allowance against our deferred tax assets as a result of changes in our estimate of state net operating loss utilization. In fiscal 2016, we recorded a tax expense of $8.6 million for additional valuation allowance on our state deferred tax assets that we concluded were no longer realizable due to our tax restructuring efforts.

Looking at our underlying operating results, year-over-year closings increased by 2.0%, from 5,419 in the prior fiscal year to 5,525 in the current fiscal year, and our average selling price (ASP) increased over the prior fiscal year by 4.2% to $343.1 thousand. These combined to increase our homebuilding revenue by 6.2%, from $1.78 billion in the prior fiscal year to $1.90 billion in the current fiscal year. Furthermore, homebuilding gross margin, excluding impairments, abandonments, interest and the impacts of the Florida stucco issues and insurance settlement noted above, increased to 21.2% in the current fiscal year from 20.6% in the prior fiscal year due to the impact of several factors addressed within our “Results of Continuing Operations” discussion below. Commission expense grew on a dollar basis due to our higher closings volume, but remained consistent as a percentage of homebuilding revenue when compared to the prior fiscal year. Finally, our G&A, as a percentage of total revenue, was flat versus the prior year.
The dollar value of our homes in backlog rose 2.0% versus the prior year to $665.8 million, driven by a 5.4% increase in our ASP of homes in backlog. On a unit basis, we ended the current fiscal year with 1,855 homes in backlog, a decline of 3.2% versus the prior year, primarily due to shorter cycle times in fiscal 2017, disruptions related to Hurricanes Harvey and Irma in Houston and certain markets in our Southeast segment and lower community counts as compared to fiscal 2016.

Debt Reduction and Capital Efficiency
In addition to the profitability we achieved during our fiscal 2017, we also reduced our outstanding debt by $3.0 million as follows:

•	We redeemed our secured term loan, which had a balance of $55.0 million as of the beginning of the current fiscal year; and our $198.0 million Senior Notes due September 2021; and

•	We issued and sold $250.0 million of Senior Notes due March 2025, which are unsecured and have an interest rate of 6.75%.
Over the past two fiscal years, we reduced our debt balance by nearly $160.0 million. Subsequent to the end of Fiscal 2017, we successfully extended our maturities and decreased future interest expense through the issuance of $400.0 million in unsecured Senior Notes due 2027. The Senior Notes were issued to refinance $225.0 million of our Senior Notes due 2019 and $175.0 million of our Senior Notes due 2023. The remaining $96.4 million of the Senior Notes due 2019 will be redeemed by March 2019, as the fulfillment of the final $100.0 million of our debt reduction plan. See Note 8 of the notes to our consolidated financial statements in this Form 10-K for further discussion of our outstanding borrowings.
We have employed a number of strategies to improve capital efficiency, including greater use of option contracts and land banking, shorter duration land parcels and activation of previously land held for future development communities. During the current fiscal year, our land held for future development balance has declined by approximately $100 million as we have activated multiple parcels for homebuilding activities.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. From time to time we have updated our estimates of the specific metrics we expect will lead us to our “2B-10” objectives. From the time of the plan's introduction, we have consistently noted that there are many paths to achieving our underlying goal of $200 million of Adjusted EBITDA, and we continually revisit our established ranges for each metric. We remain committed to reaching the “2B-10” objectives as soon as possible, and expect to reach them by making further improvements to each of the five key metrics embedded in the plan: (1) sales per community per month (our absorption rate); (2) ASP; (3) active community count; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative expenses (SG&A) as a percentage of total revenue.
Since introducing our “2B-10” plan, we have made significant progress toward achieving our goals, having more than doubled our revenue and our Adjusted EBITDA. In fiscal 2017, we made further improvements across most of our targeted metrics, as discussed below. In turn, we generated revenue of $1.9 billion, up 5.2% year-over-year, and $178.8 million in Adjusted EBITDA, a 14.4% increase compared to the prior fiscal year (refer to Item 6, Selected Financial Data, in this Form 10-K for a reconciliation of Adjusted EBITDA). These improvements were due to the intense focus we have placed on the operational drivers of this plan, and in part, to stronger home pricing conditions. Our progress on each metric is discussed in detail below:

•
Sales per community per month was 2.9 and 2.7 for the fiscal years ended September 30, 2017 and 2016, respectively. We successfully increased our sales absorptions, on a year over year basis, in each quarter this fiscal year allowing us to attain sales absorptions for the current year within our targeted range of 2.8 to 3.2 sales per community per month as established in our “2B-10” plan. This emphasis on sales absorptions allowed us to expand the dollar value of our backlog despite higher year-over-year closings and a smaller community count. We continue to believe that we are among the industry leaders in sales absorption rates, and are focused on driving further increase in our sales pace moving forward.

•
We ended the year with an active community count of 155, which was 3.7% lower than the prior year. This reduction in community count was anticipated, as we placed additional emphasis during fiscal 2016 on reducing our outstanding debt balance. However, we expect that our increased spending on land and land development activities in fiscal 2017 will lead to growth in community count in future periods. We consistently evaluate strategic opportunities to purchase land within our geographic footprint, with an emphasis on improving the efficiency of our capital, which will allow us to grow while reducing our leverage. Our “2B-10” target metric is an active community count range between 170 and 175.

•
Our ASP for homes closed during the fiscal year ended September 30, 2017 was $343.1 thousand, up 4.2% compared to the prior year. The year-over-year improvement in our ASP on closings was primarily a function of geographic mix and product shift, though we also benefited from pricing power in some markets. In addition, we ended fiscal 2017 with an ASP of $358.9 thousand for our units in backlog, indicating that price growth should persist in the near future. Our targeted “2B-10” metric for ASP is a range of $340.0 thousand to $350.0 thousand.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the fiscal year ended September 30, 2017 was 21.2%, up by 40 basis points from the prior year (also adjusted for the unexpected warranty costs, net of recoveries and the additional insurance recoveries with our third party insurer in fiscal 2016). The current year adjusted gross margin is within the “2B-10” target for our homebuilding margin of between 21.0% and 22.0% (excluding impairments and abandonments and interest amortized to homebuilding cost of sales). Our homebuilding gross margin has been favorably impacted this year by a number of factors, including our efforts to reduce construction costs, improve cycle time, raise home prices where possible and, to a lesser extent, some non-recurring benefits. Working against these efforts have been increases in land costs, driven by the location and structure of our land deals, cost pressures in certain labor and material categories and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins).

•
SG&A for the fiscal year ended September 30, 2017 was 12.4% of total revenue, compared with 12.3% a year earlier. Our reported SG&A for the current year included a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed non-collectible. Excluding this charge, our SG&A as a percentage of total revenue would have been 12.2%. Although this metric remains above our “2B-10” target of 11.0% to 12.0%, we expect further improvement as we continue to grow our revenue more quickly than our overhead.

We expect to continue our focus on our “2B-10” metrics during fiscal 2018, with particular emphasis on driving sales absorptions and improving our SG&A leverage.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. The following tables present certain quarterly operating data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2017	1,005	1,549	1,595	1,315	5,464
2016	923	1,538	1,490	1,346	5,297
2015	966	1,698	1,524	1,170	5,358

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2017	995	1,239	1,387	1,904	5,525
2016	1,049	1,150	1,364	1,856	5,419
2015	885	936	1,293	1,896	5,010

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
($ in thousands)	2017	2016	2015
Revenues:
Homebuilding	$1,895,855	$1,784,777	$1,570,627
Land sales and other	20,423	37,337	56,786
Total	$1,916,278	$1,822,114	$1,627,413
Gross profit:
Homebuilding	$312,201	$293,860	$267,269
Land sales and other	663	3,347	5,175
Total	$312,864	$297,207	$272,444
Gross margin:
Homebuilding (a)	16.5%	16.5%	17.0%
Land sales and other	3.2%	9.0%	9.1%
Total	16.3%	16.3%	16.7%
Commissions	$74,811	$70,460	$65,023
G&A (b)	$161,906	$153,628	$142,496
SG&A (commissions plus G&A) as a percentage of total revenue	12.4%	12.3%	12.8%
G&A as a percentage of total revenue	8.4%	8.4%	8.8%
Depreciation and amortization	$14,009	$13,794	$13,338
Operating income	$62,138	$59,325	$51,587
Operating income as a percentage of total revenue	3.2%	3.3%	3.2%
Effective tax rate (c)	7.8%	76.0%	(1,473.3)%
Equity in income of unconsolidated entities	$371	$131	$536
Loss on extinguishment of debt	12,630	13,423	80
(a) In addition to other items, our homebuilding gross margin for the periods presented was impacted by (1) a $15.5 million reduction in home construction expenses in our fiscal 2016 resulting from a settlement with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years and (2) unexpected warranty costs related to the Florida stucco issues, as well as the associated insurance recoveries. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) In addition to other items impacting G&A, in the current fiscal year, this metric was impacted by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed noncollectible.
(c) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to the effect of a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense (benefit) is not always directly correlated to the amount of pretax income (loss) for the associated periods.
Homebuilding Operations Data
The following table summarizes new orders, net and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2017	2016	2015	17 v 16	16 v 15	2017	2016	2015
West	2,578	2,381	2,352	8.3%	1.2%	18.1%	21.9%	19.7%
East	1,351	1,330	1,433	1.6%	(7.2)%	18.1%	20.1%	22.8%
Southeast	1,535	1,586	1,573	(3.2)%	0.8%	19.4%	18.2%	18.1%
Total	5,464	5,297	5,358	3.2%	(1.1)%	18.5%	20.4%	20.1%
Sales per active community per month was 2.9 and 2.7 for the fiscal year ended September 30, 2017 and 2016, respectively, an increase of 10.5%, driven by our continued emphasis on sales absorptions. Our ability to drive sales pace also reflected the robust demand we witnessed throughout the spring and summer selling seasons in the majority of our markets, as well as our community mix and the maturation of certain communities versus the prior year. Our average active communities declined from 166 during our fiscal 2016 to 155 during our fiscal 2017, partially offsetting our stronger absorptions and ultimately resulting in a 3.2% increase in new orders, net for the fiscal year. For the fiscal year ended September 30, 2017, the 8.3% increase in new orders, net in our West segment was due to stronger sales in our Las Vegas, Phoenix and Southern California markets, where we activated several new communities during the prior fiscal year, offset by a decline in new orders, net in our Houston market, due to severe weather-related conditions, as well as a lower community count in response to local economic conditions in prior periods. The 1.6% increase in new orders, net in our East segment during our fiscal 2017 was mainly driven by improved sales absorptions in our Virginia market. Finally, the year-over-year decline in new orders, net in our Southeast segment was primarily driven by our Florida markets due to a lower community count in both our Orlando and Tampa divisions and, to a lesser extent, impacts from severe weather during the fourth quarter.
Sales per active community per month of 2.7 for the fiscal year ended September 30, 2016 was slightly below the same metric for the fiscal year ended September 30, 2015, when we had 2.8 sales per active community per month. Therefore, despite the increase in our average active community count from 161 during our fiscal 2015 to 166 during our fiscal 2016, our decline in sales pace resulted in a reduction of new orders, net of 1.1%. For the fiscal year ended September 30, 2016, the 1.2% increase in new orders, net in our West segment was due to stronger sales in our Las Vegas market and our Sacramento operations, where we activated several new communities during the prior fiscal year, offset by a decline in new orders, net in our Texas market, due to a particularly strong prior year sales performance, and our Southern California market. The 7.2% decline in new orders, net in our East segment during our fiscal 2016 was caused by declines in our Indianapolis market, where we were working to build our community count back up, and, to a lesser extent, by our New Jersey operations, where we elected not to continue to reinvest in new homebuilding assets in our fiscal 2015. Finally, the year-over-year increase in new orders, net in our Southeast segment was primarily driven by strong order activity from our Atlanta division, due to continued investment in new communities in this market, partially offset by our Charleston division, as we transitioned into several new communities.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP in backlog as of September 30, 2017, 2016 and 2015:

	As of September 30,
	2017	2016	2015	17 v 16	16 v 15
Backlog Units:
West	879	828	955	6.2%	(13.3)%
East	413	444	487	(7.0)%	(8.8)%
Southeast	563	644	596	(12.6)%	8.1%
Total	1,855	1,916	2,038	(3.2)%	(6.0)%
Aggregate dollar value of homes in backlog (in millions)	$665.8	$652.7	$667.7	2.0%	(2.2)%
ASP in backlog (in thousands)	$358.9	$340.6	$327.6	5.4%	4.0%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The 3.2% year-over-year decline in backlog is primarily due to shorter cycle times in fiscal 2017, disruptions related to Hurricanes Harvey and Irma in Houston and certain markets in our Southeast segment and lower community counts as compared to fiscal 2016. The dollar value of homes in backlog increased by 2.0% this fiscal year, as the change in geographic mix and strength in pricing more than offset the decline in units. Backlog as of September 30, 2016 was lower than the prior year, driven by the year-over-year decline in new orders, net, discussed above, as well as a lower community count as of the end of the year.

Homebuilding Revenue, Average Selling Price and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
(In thousands)	2017	2016	2015	17 v 16	16 v 15	2017	2016	2015	17 v 16	16 v 15
West	$851,472	$817,971	$584,202	4.1%	40.0%	$336.9	$326.1	$299.0	3.3%	9.1%
East	533,585	505,198	549,484	5.6%	(8.1)%	386.1	368.0	355.4	4.9%	3.5%
Southeast	510,798	461,608	436,941	10.7%	5.6%	316.1	300.1	289.4	5.3%	3.7%
Total	$1,895,855	$1,784,777	$1,570,627	6.2%	13.6%	$343.1	$329.4	$313.5	4.2%	5.1%

	Closings
	2017	2016	2015	17 v 16	16 v 15
West	2,527	2,508	1,954	0.8%	28.4%
East	1,382	1,373	1,546	0.7%	(11.2)%
Southeast	1,616	1,538	1,510	5.1%	1.9%
Total	5,525	5,419	5,010	2.0%	8.2%
The increase in ASP across all segments for the year ended September 30, 2017 was impacted by a change in mix of closings between geographies and products within each individual market as compared with the prior fiscal year. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies. These same dynamics enhanced our ability to generate a higher ASP during our fiscal 2016 when compared with our fiscal 2015; in particular a higher proportion of closings generated from certain markets with high ASPs, including California. On average, we anticipate that our ASP will likely continue to increase, as indicated by our ASP for homes in backlog as of September 30, 2017.
Closings for our fiscal year ended September 30, 2017 in our West segment increased in all markets except for Texas, where our community count declined year-over-year and, to a lesser extent, due to the weather-related conditions in Houston, which resulted in home construction delays in our fiscal fourth quarter. Our Sacramento division continued to gain momentum after being re-activated, as well as our Las Vegas division, where certain communities continued to mature. In our East segment, we experienced increases in closings in our Indianapolis and Nashville divisions, offset by our Maryland division, where our community count has declined slightly and less emphasis was placed in the current year on building and closing spec homes than in the prior year. In our Southeast segment, the increase in closings was primarily driven by our Atlanta, Charleston and Myrtle Beach divisions, partially offset by our Orlando division.
The year-over-year increase in closings and higher ASP drove our increase in homebuilding revenues for fiscal 2017 as compared to both our fiscal 2016 and our fiscal 2015.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and abandonment charges). Additionally, for fiscal 2016 and 2015 we have shown the impact of unexpected warranty costs related to the Florida stucco issues, net of insurance recoveries and the additional insurance recoveries from a third-party insurer, which we consider to be non-recurring items, on our gross profit and gross margin.

($ in thousands)	Fiscal Year Ended September 30, 2017
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o (a) I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$186,629	21.9%	$1,625	$188,254	22.1%	$—	$188,254	22.1%
East	109,289	20.5%	188	109,477	20.5%	—	109,477	20.5%
Southeast	103,193	20.2%	—	103,193	20.2%	—	103,193	20.2%
Corporate & unallocated	(86,910)		68	(86,842)		88,764	1,922
Total homebuilding	$312,201	16.5%	$1,881	$314,082	16.6%	$88,764	$402,846	21.2%

($ in thousands)	Fiscal Year Ended September 30, 2016
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$169,603	20.7%	$6,729	$176,332	21.6%	$—	$176,332	21.6%
East	89,572	17.7%	5,894	95,466	18.9%	—	95,466	18.9%
Southeast	92,573	20.1%	788	93,361	20.2%	—	93,361	20.2%
Corporate & unallocated	(57,888)		1,101	(56,787)		77,941	21,154
Total homebuilding	$293,860	16.5%	$14,512	$308,372	17.3%	$77,941	$386,313	21.6%
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)						(3,612)
Additional insurance recoveries from third-party insurer	(15,500)						(15,500)
Adjusted homebuilding	$274,748	15.4%					$367,201	20.6%

($ in thousands)	Fiscal Year Ended September 30, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$121,264	20.8%	$—	$121,264	20.8%	$—	$121,264	20.8%
East	104,451	19.0%	1,676	106,127	19.3%	—	106,127	19.3%
Southeast	79,062	18.1%	—	79,062	18.1%	—	79,062	18.1%
Corporate & unallocated	(37,508)		—	(37,508)		55,006	17,498
Total homebuilding	$267,269	17.0%	$1,676	$268,945	17.1%	$55,006	$323,951	20.6%
Unexpected warranty costs related to Florida stucco issues	13,582						13,582
Adjusted homebuilding	$280,851	17.9%					$337,533	21.5%
(a) w/o - without

Our overall homebuilding gross profit increased to $312.2 million for the fiscal year ended September 30, 2017, from $293.9 million in the prior year. The increase was due to additional gross profit generated on the $111.1 million increase in homebuilding revenues (driven by higher year-over-year closings and ASP, as previously discussed), while our gross margin remained flat year-over-year. The comparability of our gross profit and gross margin, as shown in the tables above, was impacted by three significant items as follows: (1) impairments and abandonments, which decreased from $14.5 million in fiscal 2016 to $1.9 million in fiscal 2017 (refer to Note 5 of the notes to our consolidated financial statements in this Form 10-K); (2) interest amortized to homebuilding cost of sales, which increased from $77.9 million in fiscal 2016 to $88.8 million in fiscal 2017 (refer to Note 6 of the notes to our consolidated financial statements in this Form 10-K); and (3) our fiscal 2016 gross profit and gross margin included a $3.6 million impact related to the Florida stucco issues, net of anticipated insurance recoveries, and a $15.5 million settlement with our third-party insurer. When factoring in the impact of impairments and abandonments, interest and non-recurring items, our gross margin increased by 60 basis points, from 20.6% in fiscal 2016 to 21.2% in fiscal 2017. This increase was due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market and product type; (2) our pricing strategies, including the resulting higher margin on speculative homes closed during the current fiscal year; (3) increased focus on managing our house costs and improving cycle times; and (4) favorable discrete items in the current year period, such as lower warranty costs, higher rebates and land reimbursable amounts in certain markets, all offset somewhat by continued pressures related to materials pricing and the availability of labor. Going forward, our gross margin will continue to be impacted by several headwinds, including materials and labor pricing in severe weather affected markets and by the impact of increased closings related to assets formerly classified as land held for future development and land assets purchased as finished lots from land bankers and/or land developers, which generally have lower margins.
Our overall homebuilding gross profit increased to $293.9 million for the fiscal year ended September 30, 2016, from $267.3 million in the prior year. The increase was due to additional gross profit on a $214.2 million increase in homebuilding revenues (driven by higher year-over-year closings and ASP, as previously discussed). However, the gross profit realized on additional revenue was partially offset by a decline in our gross margin from 17.0% in fiscal 2015 to 16.5% in fiscal 2016. As shown in the tables above, gross margin in 2015 and 2016 was impacted by several items, including (1) impairments and abandonments, which increased from $1.7 million in fiscal 2015 to $14.5 million in fiscal 2016; (2) interest amortized to homebuilding cost of sales, which increased from $55.0 million in fiscal 2015 to $77.9 million in fiscal 2016; and (3) the impact of the Florida stucco issues, net of anticipated insurance recoveries, and a settlement with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years. When factoring in the impact of impairments and abandonments, interest and non-recurring items, our gross margin declined by 90 basis points, from 21.5% in fiscal 2015 to 20.6% in fiscal 2016. This decline is due to a variety of factors, including (1) lower margins on speculative homes closed during the current year, particularly in the first two quarters, due to our focus on returning capital to the Company; (2) geographic mix of closings; (3) the structure of our land purchase transactions, since finished lot purchases tend to result in lower gross margins; (4) activation of assets formerly classified as land held for future development, which generally have lower margins; and (5) higher labor costs.
Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments, interest amortized to cost of sales and other non-recurring items that we disclose are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other homebuilders, have been significant historically and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, as well as interest amortized to cost of sales, and other similar presentations by analysts and other companies are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and to measure cash available for discretionary spending.
In a given period, our reported gross profit is generated from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross profit amounts arise from recoveries of prior period costs, including warranty items that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margin for each home closing is higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2017, our homebuilding gross margin was 16.5% and excluding interest and inventory impairments and abandonments, it was 21.2%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.8% of total closings during fiscal 2017:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(5.1)%
Impact of interest amortized to COS related to these communities	5.0%
Pre-impairment turn gross margin, excluding interest amortization	(0.1)%
Impact of impairment turns	17.5%
Gross margin (post impairment turns), excluding interest amortization	17.4%
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

(In thousands)	Land Sales and Other Revenues
	2017	2016	2015	17 v 16	16 v 15
West	$1,758	$9,936	$23,313	(82.3)%	(57.4)%
East	17,837	21,751	27,076	(18.0)%	(19.7)%
Southeast	828	5,650	6,397	(85.3)%	(11.7)%
Total	$20,423	$37,337	$56,786	(45.3)%	(34.2)%

(In thousands)	Land Sales and Other Gross Profit (Loss)
	2017	2016	2015	17 v 16	16 v 15
West	$732	$2,921	$5,399	(74.9)%	(45.9)%
East	(119)	678	732	(117.6)%	(7.4)%
Southeast	50	598	847	(91.6)%	(29.4)%
Corporate and unallocated (a)	—	(850)	(1,803)	n/m	n/m
Total	$663	$3,347	$5,175	(80.2)%	(35.3)%
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

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015	17 v 16	16 v 15
West	$110,600	$99,835	$67,236	$10,765	$32,599
East (a)	58,191	42,205	52,516	15,986	(10,311)
Southeast (b)	53,905	49,250	37,114	4,655	12,136
Corporate and Unallocated (c)	(160,558)	(131,965)	(105,279)	(28,593)	(26,686)
Operating income (d)	$62,138	$59,325	$51,587	$2,813	$7,738
(a) Operating income for our East segment for the year ended September 30, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(b) Operating income for our Southeast segment for the year ended September 30, 2016 was impacted by a credit to cost of sales of $3.6 million and expense of $13.6 million in fiscal 2015, for unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries.
(c) Corporate and unallocated operating loss includes: amortization of capitalized interest and capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments; and certain other amounts that are not allocated to our operating segments. Corporate and unallocated for the year ended September 30, 2016 also included the impact of a $15.5 million reduction in home construction expenses resulting from an agreement entered into in fiscal 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
(d) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our consolidated financial statements in this Form 10-K).
Our operating income increased by $2.8 million to $62.1 million for the fiscal year ended September 30, 2017, compared to $59.3 million for fiscal 2016. As discussed above, our homebuilding gross profit during the current fiscal year improved by $18.3 million or 6.2%. The additional homebuilding gross profit was also impacted by (1) lower land sales and other gross profit (a year-over-year decline of $2.7 million); (2) commissions expense that was higher due to increased business volume (both closings and ASP), but remained flat as a percentage of homebuilding revenue; and (3) higher year-over-year G&A expense due to growth in our business, but remained consistent as a percentage of total revenue. As a percentage of revenue, our operating income was 3.2% for fiscal 2017 compared to 3.3% for fiscal 2016.
Our operating income increased by $7.7 million to $59.3 million for the fiscal year ended September 30, 2016 compared to $51.6 million for fiscal 2015. As discussed above, our homebuilding gross profit during the current fiscal year improved by $26.6 million. However, the additional homebuilding gross profit was partially offset by (1) lower land sales and other gross profit (a year-over-year decline of $1.8 million); (2) commissions expense that was higher due to increased business volume (both closings and ASP), but declined as a percentage of homebuilding revenue (to 3.9% from 4.1% in the prior fiscal year); and (3) higher year-over-year G&A expense due to growth in our business, but declined as a percentage of total revenue (to 8.4% from 8.8% in the prior fiscal year). As a percentage of revenue, our operating income was 3.3% for fiscal 2016 compared to 3.2% for fiscal 2015.
Below operating income, we had two noteworthy year-over-year fluctuations between our fiscal 2017 and fiscal 2016 as follows: (1) we had a decline in our other expense, net, mainly driven by an increase in our qualified inventory balance during the year, which enabled us to capitalize a larger portion of our interest costs, as well as a reduction in our total interest incurred on a lower outstanding debt balance and improved interest rates; and (2) we recorded a significantly lower income tax expense in the current year compared to last year (a year-over-year decline of $13.8 million). See the income taxes section below for more detail.
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance that was recorded against substantially all of our deferred tax assets, but was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax expense/benefit was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in our fiscal 2016, the Company began using an annualized effective tax rate in interim periods to determine its tax expense/benefit, which should more closely correlate with our pretax income or loss in periods, but will continue to be impacted by discrete tax items.
The tax expense we recorded during our fiscal year ended September 30, 2017 resulted from our income from operations, offset by the generation of federal tax credits and an additional benefit resulting from changes in our valuation allowance. Our valuation allowance on our state net operating losses was reduced due to an increase in our estimate of utilization related to changes in our uncertain tax positions.
During our fiscal 2016, we contemplated various tax planning strategies based on our operations profile. This planning resulted in a restructuring effort immediately following the close of our fiscal 2016, where we executed certain tax elections and a number of changes to the legal forms of our operating entities, which significantly reduced our income profile in certain state jurisdictions going forward. The restructuring reduced our effective tax rate in fiscal 2017 to an amount that is in-line with our peers through a significant reduction in our state effective tax rate. In addition, the restructure provides cash tax savings in various jurisdictions where we no longer have significant state loss carryforwards available. In conjunction with the restructure, we also evaluated our ability to realize certain state components of our deferred tax asset. As a result, as of September 30, 2016, we no longer anticipated that we would be able to realize portions of the deferred tax assets for these jurisdictions, which caused us to put a valuation allowance on these assets in our fiscal 2016.

The tax benefit recognized during the fiscal year ended September 30, 2015 was related to the release of a substantial portion of the valuation allowance on our deferred tax assets that we established beginning in fiscal 2008.
Refer to Note 13 of the notes to consolidated financial statements in this Form 10-K for a further discussion of our income taxes and valuation allowance changes, including the release of a substantial portion of our valuation allowance during fiscal 2015.
Fiscal year ended September 30, 2017 as compared to 2016
West Segment: Homebuilding revenue increased 4.1% for the fiscal year ended September 30, 2017 compared to our prior fiscal year, primarily due to a 3.3% year-over-year increase in ASP. In addition, closings increased by 0.8% versus the prior year in this segment, led by gains in our Las Vegas and Sacramento markets, where closings grew more than 50%, partially offset by our Houston market, due to a lower community count and weather-related conditions in our fiscal fourth quarter. Our homebuilding gross profit increased by $17.0 million, compared to the prior fiscal year, mainly due to an increase in homebuilding gross margin from 20.7% to 21.9% and the previously mentioned increase in homebuilding revenue. Excluding the impairment recorded during the current fiscal year on one community in our West segment, homebuilding gross margin would have increased from 21.6% in the prior fiscal year to 22.1%. Operating income rose $10.8 million, driven by the aforementioned increase in homebuilding gross profit, partially offset by a decrease in land sales and a $2.2 million decrease in other gross profit year-over-year.
East Segment: Homebuilding revenue increased 5.6% for the fiscal year ended September 30, 2017 compared to our prior fiscal year, primarily due to a 4.9% increase in ASP. In addition, closings increased 0.7%, mainly driven by our Indianapolis market, where we continue to build our community count, offset by our Maryland market, where community count has declined slightly and less emphasis was placed in the current year on building and closing spec homes than in the prior year. As compared to the prior fiscal year, our homebuilding gross profit increased by $19.7 million, related to a higher homebuilding gross margin, which climbed from 17.7% in the prior fiscal year to 20.5% in our fiscal 2017, as well as the aforementioned increase in homebuilding revenue. Excluding the impairment and abandonment charges recorded, homebuilding gross margin would have increased from 18.9% in fiscal 2016 to 20.5% in fiscal 2017. This increase in gross margin is attributable to the shift of closings between markets, as well as margin improvement in the majority of the divisions in this segment, particularly Indianapolis and Nashville, due to our pricing strategies resulting from favorable market conditions and community mix. The $16.0 million increase in operating income resulted from the increase in gross profit, as previously discussed, offset by a year-over-year increase in G&A costs, driven by a charge of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible during the current fiscal year.
Southeast Segment: Homebuilding revenue increased 10.7% for the fiscal year ended September 30, 2017 compared to the prior fiscal year, driven by a 5.1% increase in closings (which increased in all divisions except for Orlando) combined with a 5.3% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $10.6 million, due to the aforementioned increase in homebuilding revenue. Our gross margin slightly increased from 20.1% to 20.2%; however, our year-over-year comparison of gross profit and gross margin is impacted by the Florida stucco issues (see Note 9 of the notes to our consolidated financial statements included in this Form 10-K) and, to a lesser extent, the higher charges in impairments and abandonments recorded during the prior year. Once adjusting for these items, gross profit for the Southeast segment increased by $13.4 million, and gross margin improved from 19.4% to 20.2%, as we saw underlying gross margin improvement in most of our markets in the Southeast segment. The year-over-year increase in operating income of $4.7 million was driven by higher gross profit discussed above, offset by higher commissions on additional homebuilding revenue and higher G&A costs due to our business growth in this region.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest and capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2017, our Corporate and unallocated net costs increased by $28.6 million over the prior fiscal year primarily due to (1) a year-over-year increase in interest amortized to cost of sales of $10.8 million (see Note 6 of the notes to our consolidated financial statements included in this Form 10-K); (2) an increase in indirect costs expensed to cost of sales year-over-year due to growth in our business; (3) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults, and business improvement; offset by (4) the impact of a $15.5 million reduction in cost of sales in the prior year period resulting from an agreement entered into with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years; and (5) the recording of $4.8 million in expense related to the DPA in the prior year period, an accrual for which was not needed in the current year due to the expiration of the DPA as of the end of our fiscal 2016 (see Note 8 of the notes to our consolidated financial statements included in this Form 10-K).
Fiscal year ended September 30, 2016 as compared to 2015
West Segment: Homebuilding revenue increased 40.0% for the fiscal year ended September 30, 2016 compared to the prior fiscal year, primarily due to a sharp 28.4% increase in closings (particularly in our Texas markets where closings were pushed out of last fiscal year due to the weather conditions in that region, and our Sacramento market, which reopened during our fiscal 2015), coupled with a year-over-year increase in ASP of 9.1%, which improved in all of our markets in the West segment. As compared with the prior fiscal year, our homebuilding gross profit increased by $48.3 million, due mainly to the increase in revenue already discussed, offset slightly by a decline in homebuilding gross margin from 20.8% to 20.7%. Excluding the impairments recorded during the current fiscal year on two communities in our West segment, homebuilding gross margin would have increased to 21.6% from 20.8% in the prior fiscal year. The $32.6 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, partially offset by lower land sales and other gross profit (which declined by $2.5 million year-over-year), higher commissions expense on improved revenue and an increase in G&A costs, particularly with our re-entry into the Sacramento market.
East Segment: Homebuilding revenue decreased 8.1% for the fiscal year ended September 30, 2016 compared to the prior fiscal year, primarily due to an 11.2% decrease in closings (mainly driven by our Indianapolis market, where we worked to build our community count, and our New Jersey market, where we elected not to continue to reinvest in new homebuilding assets, offset by additional closings in our Maryland market) and despite a 3.5% increase in ASP. As compared to fiscal 2015, our homebuilding gross profit decreased by $14.9 million, related mainly to the aforementioned decline in homebuilding revenue, as well as a lower homebuilding gross margin, which declined from 19.0% in fiscal 2015 to 17.7% in fiscal 2016. However, excluding the impairment recorded during fiscal 2016 on one community in our East segment, as well as the abandonment charges recorded in fiscal 2015, homebuilding gross margin would have only declined from 19.3% in fiscal 2015 to 18.9% in fiscal 2016. This decline in gross margin in the East segment was primarily due to mix of closings between spec and non-spec homes, as we were successful in reducing the number of spec homes in certain key markets during the first half of fiscal 2016, particularly Maryland, and the impact of lower margins from communities being closed out, partially offset by the mix of closings between markets. The $10.3 million decrease in operating income resulted from the decline in gross profit, as previously discussed, offset by a year-over-year decline in commissions expense on lower revenue and a decrease in G&A costs due mainly to our exit from the New Jersey market.
Southeast Segment: Homebuilding revenue increased 5.6% for the fiscal year ended September 30, 2016 compared to fiscal 2015, driven by a 1.9% increase in closings (mainly from our Atlanta market) combined with a 3.7% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $13.5 million, but was impacted by the Florida stucco issues as follows: (1) fiscal 2016 gross profit included a credit to home construction expenses of $3.6 million for insurance recoveries received and (2) our fiscal 2015 included a $13.6 million net charge recorded in home construction expenses related to the Florida stucco issues (no insurance recoveries were recorded in the first quarter of fiscal 2015, as we had not yet met the thresholds established by our insurance policies; refer to Note 9 of the notes to our consolidated financial statements in this Form 10-K). After adjusting for the impact of the Florida stucco issues, gross profit in the Southeast segment actually declined by $3.7 million versus the fiscal 2015 period, and gross margin declined from 21.2% to 19.3% due to an abandonment charge recorded in fiscal 2016 of $0.8 million; the mix of closings between markets, communities and product type; the structure of our land deals; and the close out of certain communities. The increase in operating income of $12.1 million, after also being adjusted for impact of the Florida stucco issues in each period, is down by $5.1 million, due to the lower gross profit noted above (once also adjusted for the impact of the Florida stucco issues in each fiscal year), lower land sales and other gross profit in fiscal 2016 and higher G&A costs due to community count growth.

Corporate and Unallocated: Our Corporate and unallocated results included amortization of capitalized interest and capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that were not allocated to our operating segments. For the fiscal year ended September 30, 2016, our Corporate and unallocated net costs increased by $26.7 million over the prior fiscal year primarily due to (1) a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our consolidated financial statements included in this Form 10-K); (2) higher corporate costs incurred due to business growth and improved business performance; and (3) an increase in indirect costs expensed to cost of sales year-over-year due to significantly more closings and resulting homebuilding revenue in fiscal 2016, offset by the impact of a $15.5 million reduction in home construction expenses resulting from an agreement entered into during fiscal 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of September 30, 2017, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
Cash and cash equivalents changed as follows for the periods presented:

(In thousands)	2017	2016	2015
Cash provided by (used in) operating activities	$95,909	$163,025	$(81,049)
Cash (used in) provided by investing activities	(13,783)	(12,694)	3,337
Cash used in financing activities	(20,793)	(197,539)	(18,899)
Net increase (decrease) in cash and cash equivalents	$61,333	$(47,208)	$(96,611)
Operating Activities. Our net cash provided by operating activities was $95.9 million for the fiscal year ended September 30, 2017, compared to $163.0 million for the fiscal year ended September 30, 2016. The decline in cash provided by operations was driven primarily by the $446.4 million spent on land and land development activities, an increase of $109.5 million, or 32.5%, compared to our prior fiscal year, offset by our year-over-year increase in earnings, once adjusted for non-cash items. The increase in earnings was driven by higher revenues from additional closings and an elevated ASP. The increase in land and land development spending positions us to grow our community count in future years as compared to fiscal 2016 when we limited land spending to generate cash to complete our $157.0 million in debt reduction. The level of land and land development spending in any fiscal year, which partly drives our change in inventory, has a significant impact on our net cash provided by operating activities.
Cash provided by operations in the fiscal year ended September 30, 2016 of $163.0 million was significantly higher than the $81.0 million in cash used in operations in the fiscal year ended September 30, 2015 primarily due to a $116.4 million decrease in land and land development spending offset by our increase in earnings, once adjusted for non-cash items, and were additionally offset by changes in our working capital balances, particularly accounts receivable, trade accounts payable and other liabilities, which were more favorable to our operating cash balances as of the end of the prior fiscal year.
Investing Activities. Net cash used in investing activities was $13.8 million for the fiscal year ended September 30, 2017, compared to $12.7 million for the fiscal year ended September 30, 2016. Net cash used in investing activities was mainly driven by our capital expenditures, primarily for model homes, partially offset by the receipt of proceeds from sale of fixed assets and return of capital from unconsolidated entities in both years. Net cash provided by investing activities was $3.3 million for the fiscal year ended September 30, 2015, mainly related to the sale of our shares in American Homes 4 Rent, partially offset by capital expenditures, primarily for model homes, and additional investments in unconsolidated entities.
Financing Activities. Net cash used in financing activities was $20.8 million for the fiscal year ended September 30, 2017, primarily due to the repayment of certain debt issuances (including our 2021 Senior Notes, then outstanding Term Loan, and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2025, offset by the proceeds received from the issuance of Senior Notes due 2025 (refer to Note 8 of the notes to our consolidated financial statements included in this Form 10-K, as well as discussion below). Net cash used in financing activities in the fiscal year ended September 30, 2016 of $197.5 million was significantly higher, due to the repayment of certain debt issuances, partially offset by proceeds received from the issuance new debt, net of debt issuance costs paid as we completed our $157.0 million in debt reduction. Net cash used in financing activities was $18.9 million for the fiscal year ended September 30, 2015, primarily related to the repayment of certain borrowings, including the remaining senior amortizing notes related to our Tangible Equity Units, $2.0 million of our then outstanding Senior Notes due 2016 and certain other secured notes payable.
Financial Position. As of September 30, 2017, our liquidity position consisted of:

•	$292.1 million in cash and cash equivalents;

•
$145.3 million of remaining capacity under the Facility (due to the use of the Facility to secure $34.7 million in letters of credit; however, as discussed below, subsequent to September 30, 2017, we further increased the capacity of the Facility by $20 million); and

•	$12.5 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
While we believe we possess sufficient liquidity, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to operate and grow our business. We expect to be able to meet our liquidity needs in fiscal 2018 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a period-to-period basis.
Debt. During the current fiscal year, we redeemed the following debt issuances (which resulted in a net reduction of our outstanding debt of $3.0 million, after considering the issuances described below): (1) our Senior Notes due September 2021 (the 2021 Notes), which had a balance of $198.0 million as of the beginning of the current fiscal year; and (2) the remaining $55.0 million balance outstanding on our Term Loan. Additionally, we redeemed various divisional loans secured by real estate during the fiscal year, totaling $12.1 million. These redemptions resulted in a loss on the extinguishment of debt of $12.6 million.
In March 2017, we issued and sold $250.0 million aggregate principal amount of 6.75% unsecured Senior Notes due March 2025 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2025 Notes). Interest on the 2025 Notes is payable semi-annually, beginning on September 15, 2017. The 2025 Notes will mature on March 15, 2025. We may redeem the 2025 Notes at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. For additional description and the redemption features of the 2025 Notes, see Note 8 of the notes to our consolidated financial statements in this Form 10-K. The proceeds from the 2025 Notes were principally used to redeem all of our 2021 Notes and our remaining Term Loan.
Subsequent to September 30, 2017, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 (the 2027 Notes) and redeemed $225.0 million of our 5.75% unsecured Senior Notes due 2019 and $175.0 million of our 7.25% unsecured Senior Notes due 2023. For a further discussion of the 2027 Notes, refer to Note 22 of the notes to our consolidated financial statements in this Form 10-K.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which had a total capacity of $180.0 million and an available capacity of $145.3 million as of September 30, 2017, after considering our outstanding letters of credit backed by the Facility of $34.7 million. Subsequent to September 30, 2017, we executed a Fourth Amendment to the Facility. The Fourth Amendment (1) extends the termination date of the Facility from February 15, 2019 to February 15, 2020; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $180.0 million to $200.0 million; and (3) includes a condition that allows the facility to be increased by an additional $50.0 million to $250.0 million at the discretion of the lenders, refer to Note 22 of the notes to our consolidated financial statements in this Form 10-K.
We have also entered into a number of stand-alone, cash-secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $10.8 million outstanding letters of credit under these facilities (in addition to the $34.7 million outstanding letters of credit backed by the Facility), secured with cash collateral that is maintained in restricted accounts totaling $11.0 million.
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

Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In September 2017, Moody's reaffirmed the Company's issuer default debt rating of B3. Moody’s outlook on the Company remains positive. In August 2017, S&P reaffirmed the Company's corporate credit rating of B-. In October 2017, Fitch reaffirmed the Company's default rating of B- and revised its outlook from stable to positive. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the fiscal years ended September 30, 2017, 2016 or 2015. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2017, 2016 or 2015.
Off-Balance Sheet Arrangements. As of September 30, 2017, we controlled 21,507 lots. We owned 15,993, or 74.4%, of these lots and 5,514, or 25.6%, of these lots were under option contracts with land developers and land bankers, which generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $91.9 million as of September 30, 2017. The total remaining purchase price, net of cash deposits, committed under all options was $408.3 million as of September 30, 2017. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. However, as of September 30, 2017, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.

Contractual Commitments. The following table summarizes our aggregate contractual commitments as of September 30, 2017:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Senior notes, term loan, junior subordinated notes and other secured notes payable (a)	$1,377,555	$1,468	$325,479	$500,000	$550,608
Interest commitments under senior notes, term loan, junior subordinated notes and other secured notes payable (b)	597,500	89,391	190,180	158,540	159,389
Obligations related to lots under option	408,853	226,373	145,131	27,626	9,723
Operating leases	16,223	4,124	7,162	4,106	831
Uncertain tax positions (c)	—	—	—	—	—
Total	$2,400,131	$321,356	$667,952	$690,272	$720,551
(a) For a listing of our borrowings, refer to Note 8 of notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2017.
(c) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 13 of notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits as of September 30, 2017.
We had outstanding performance bonds of approximately $200.6 million as of September 30, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Asset Valuation - Land Held for Future Development
For those communities that have been idled (land held for future development), all applicable carrying costs, such as interest and real estate taxes, are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of outside events and circumstances may indicate that the carrying amount of an asset may not be recoverable. We evaluate the potential plans of each community in land held for future development if changes in facts and circumstances occur that would give rise to a more detailed analysis for a change in the status of a community.
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
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance on substantially all of our deferred tax assets. Each period, we evaluated the continued need for the valuation allowance based on extensive quantitative and qualitative factors, a process that requires significant estimates to be made. As of September 30, 2015, we determined that it was appropriate to release a substantial portion of our valuation allowance, generating a non-cash tax benefit. We considered positive evidence including, most importantly, our current earnings profile, as well as evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong order backlog and sufficient balance sheet liquidity to sustain and grow operations. We also considered negative evidence that had caused us to record the valuation allowance. Management continues to reassess the realizability of our deferred tax assets each reporting period and, in future periods, we may reduce the remaining portion of our valuation allowance or re-establish it based on our ongoing analysis. This ongoing analysis, similar to the analysis supporting our valuation allowance release in fiscal 2015, will continue to be based on our actual financial performance over an estimated “look-back” period, our expectation of future performance based on detailed forecasts, as well as a variety of qualitative factors. These analyses, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could be very different from actual results. During fiscal 2017, we continued to consider the positive and negative evidence that occurred during the year, and the results of our analysis yielded a similar conclusion to the prior year.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2017, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these variable-rate issuances would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2017 was $1.36 billion, compared to a carrying value of $1.26 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.36 billion to $1.41 billion as of September 30, 2017.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$292,147	$228,871
Restricted cash	12,462	14,405
Accounts receivable (net of allowance of $330 and $354, respectively)	36,323	53,226
Income tax receivable	88	292
Owned inventory	1,542,807	1,569,279
Investments in unconsolidated entities	3,994	10,470
Deferred tax assets, net	307,896	309,955
Property and equipment, net	17,566	19,138
Other assets	7,712	7,522
Total assets	$2,220,995	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$103,484	$104,174
Other liabilities	107,659	134,253
Total debt (net of premium of $3,413 and $2,362, respectively, and debt issuance costs of $14,800 and $15,514, respectively)	1,327,412	1,331,878
Total liabilities	1,538,555	1,570,305
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,515,768 issued and outstanding and 33,071,331 issued and outstanding, respectively)	34	33
Paid-in capital	873,063	865,290
Accumulated deficit	(190,657)	(222,470)
Total stockholders’ equity	682,440	642,853
Total liabilities and stockholders’ equity	$2,220,995	$2,213,158

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2017	2016	2015
Total revenue	$1,916,278	$1,822,114	$1,627,413
Home construction and land sales expenses	1,600,969	1,509,625	1,351,860
Inventory impairments and abandonments	2,445	15,282	3,109
Gross profit	312,864	297,207	272,444
Commissions	74,811	70,460	65,023
General and administrative expenses	161,906	153,628	142,496
Depreciation and amortization	14,009	13,794	13,338
Operating income	62,138	59,325	51,587
Equity in income of unconsolidated entities	371	131	536
Loss on extinguishment of debt	(12,630)	(13,423)	(80)
Other expense, net	(15,230)	(24,330)	(30,013)
Income from continuing operations before income taxes	34,649	21,703	22,030
Expense (benefit) from income taxes	2,696	16,498	(324,569)
Income from continuing operations	31,953	5,205	346,599
Loss from discontinued operations, net of tax	(140)	(512)	(2,505)
Net income	$31,813	$4,693	$344,094
Weighted average number of shares:
Basic	31,952	31,798	27,628
Diluted	32,426	31,803	31,772
Basic income (loss) per share:
Continuing operations	$1.00	$0.16	$12.54
Discontinued operations	$—	$(0.01)	$(0.09)
Total	$1.00	$0.15	$12.45
Diluted income (loss) per share:
Continuing operations	$0.99	$0.16	$10.91
Discontinued operations	$—	$(0.01)	$(0.08)
Total	$0.99	$0.15	$10.83

Consolidated Statement of Comprehensive Income
Net income	$31,813	$4,693	$344,094
Other comprehensive income (loss), net of income tax:
Change in unrealized loss related to available-for-sale securities	—	—	1,276
Comprehensive income	$31,813	$4,693	$345,370

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance as of September 30, 2014	27,173	$27	$851,624	$(571,257)	$(1,276)	$279,118
Net income	—	—	—	344,094	—	344,094
Change in unrealized loss related to available-for-sale securities	—	—	—	—	1,276	1,276
Total comprehensive income	—	—	—	—	—	345,370
Conversion of TEU (debt to stock conversion)	5,222	5	(4)	—	—	1
Amortization of nonvested stock awards	—	—	6,135	—	—	6,135
Exercises of stock options	1	—	14		—	14
Tax deficiency from stock transactions	—	—	(22)	—	—	(22)
Shares issued under employee stock plans, net	410	—	—	—	—	—
Forfeiture of restricted stock	(135)	—	—	—	—	—
Common stock redeemed	(10)	—	(192)	—	—	(192)
Other activity	—	1	(2)	—	—	(1)
Balance as of September 30, 2015	32,661	$33	$857,553	$(227,163)	$—	$630,423
Net income and comprehensive income	—	—	—	4,693	—	4,693
Amortization of nonvested stock awards	—	—	7,959	—	—	7,959
Shares issued under employee stock plans, net	491	—	—	—	—	—
Forfeiture of restricted stock	(64)	—	—	—	—	—
Common stock redeemed	(17)	—	(222)	—	—	(222)
Balance as of September 30, 2016	33,071	$33	$865,290	$(222,470)	$—	$642,853
Net income and comprehensive income	—	—	—	31,813	—	31,813
Amortization of nonvested stock awards	—	—	8,164	—	—	8,164
Exercises of stock options	2	—	24	—	—	24
Shares issued under employee stock plans, net	536	$1	—	—	—	1
Forfeiture of restricted stock	(61)	—	—	—	—	—
Common stock redeemed	(32)	—	(415)	—	—	(415)
Balance as of September 30, 2017	33,516	$34	$873,063	$(190,657)	$—	$682,440

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$31,813	$4,693	$344,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,009	13,794	13,338
Stock-based compensation expense	8,159	7,959	6,135
Inventory impairments and abandonments	2,445	15,282	3,109
Deferred and other income tax expense (benefit)	678	15,903	(326,360)
Write-off of deposit on legacy land investment	2,700	—	—
Gain on sale of fixed assets	(294)	(957)	—
Change in allowance for doubtful accounts	(24)	(698)	(193)
Equity in (income) loss of unconsolidated entities and marketable securities	(401)	(143)	1,294
Cash distributions of income from unconsolidated entities	171	165	224
Non-cash loss on extinguishment of debt	3,677	4,978	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	16,927	(149)	(17,757)
Decrease (increase) in income tax receivable	204	127	(373)
Decrease (increase) in inventory	41,911	129,028	(121,700)
Increase in other assets	(168)	(471)	(165)
(Decrease) increase in trade accounts payable	(690)	(9,365)	7,302
(Decrease) increase in other liabilities	(25,208)	(17,121)	10,260
Other changes	—	—	(257)
Net cash provided by (used in) operating activities	95,909	163,025	(81,049)
Cash flows from investing activities:
Capital expenditures	(12,440)	(12,219)	(15,964)
Proceeds from sale of fixed assets	297	2,624	—
Investments in unconsolidated entities	(3,261)	(4,241)	(4,944)
Return of capital from unconsolidated entities and marketable securities	1,621	1,142	24,245
Net cash (used in) provided by investing activities	(13,783)	(12,694)	3,337
Cash flows from financing activities:
Repayment of debt	(265,483)	(828,221)	(18,573)
Proceeds from issuance of new debt	250,000	642,150	—
Repayment of borrowings from credit facility	(25,000)	(90,000)	(75,000)
Borrowings from credit facility	25,000	90,000	75,000
Debt issuance costs	(4,919)	(11,246)	(126)
Other changes	(391)	(222)	(200)
Net cash used in financing activities	(20,793)	(197,539)	(18,899)
Increase (decrease) in cash, cash equivalents and restricted cash	61,333	(47,208)	(96,611)
Cash, cash equivalents and restricted cash at beginning of period	243,276	290,484	387,095
Cash, cash equivalents and restricted cash at end of period	$304,609	$243,276	$290,484
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
Our fiscal 2017 began on October 1, 2016 and ended on September 30, 2017. Our fiscal 2016 began on October 1, 2015 and ended on September 30, 2016. Our fiscal 2015 began on October 1, 2014 and ended on September 30, 2015.
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash.  We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2017, the majority of our cash and cash equivalents were invested in highly marketable securities, or were on deposit with major banks. These assets were valued at par and had no withdrawal restrictions. The underlying investments of these funds were U.S. Government and U.S. Government Agency obligations or high-quality marketable securities. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 8).
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
Asset Valuation - Land Held for Future Development.  For those communities that have been idled (land held for future development), all applicable carrying costs, such as interest and real estate taxes, are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable, such as the future enactment of a development plan or the occurrence of outside events. We evaluate the potential plans for each community in land held for future development if changes in facts and circumstances occur that would give rise to a more detailed analysis for a change in the status of a community.
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
Investments in Unconsolidated Entities. We participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We recognize our share of equity in income (loss) and profits (losses) from the sale of lots to other buyers. Our share of profits from lots we purchase from the unconsolidated entities is deferred and treated as a reduction of the cost of the land purchased from the unconsolidated entity. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred that is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Our unconsolidated entities typically obtain secured acquisition, development and construction financing. We account for our interest in unconsolidated entities under the equity method. For additional discussion of these entities, refer to Note 4.
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
Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 1.2% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expense as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.
Advertising costs related to continuing operations of $17.5 million, $19.2 million and $18.0 million for our fiscal years 2017, 2016 and 2015, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses.
Fair Value Measurements.  Certain of our assets are required to be recorded at fair value on a recurring basis; the fair value of our deferred compensation plan assets are based on market-corroborated inputs (level 2). Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered (level 3). For example, we review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximates their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly-held debt is generally estimated based on quoted bid prices for these instruments (level 2). Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. See Note 10 for additional discussion of our fair value measurements.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We have been involved in industry-specific discussions with the FASB on the treatment of certain items related to our business. However, due to the nature of our operations, we expect to identify similar performance obligations under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we expect the timing of our revenues to remain generally the same. Nonetheless, we expect our revenue-related disclosures to change. We expect to adopt the provisions of ASU 2014-09 effective October 1, 2018.
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

Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is to reconcile its cash and cash equivalents as per its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. The Company early adopted the guidance within ASU 2016-18 as of September 30, 2017. The impact of ASU 2016-18 on our financial statements was as follows: (1) changes in our restricted cash balances are no longer shown in our statements of cash flows, as these balances are included in the beginning and ending cash balances in our statements of cash flows; and (2) we included within Note 3 a reconciliation between our cash balances presented on our balance sheets with the amounts presented in our statements of cash flows.
The following table presents the changes to our consolidated statements of cash flows as of September 30, 2016 and 2015 due to the adoption of ASU 2016-18:

	Fiscal Year Ended September 30,
	2016	2015
Consolidated Statements of Cash Flows:
Net cash provided by investing activities (as originally reported)	$11,802	$27,377
Movements in restricted cash	(24,496)	(24,040)
Net cash (used in) provided by investing activities (as re-casted)	$(12,694)	$3,337
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of our total cash balances between our consolidated balance sheets and our consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$—	$—	$(2,916)
Non-cash land acquisitions (a)	14,651	8,265	12,904
Non-cash capital expenditure	—	—	674
Supplemental disclosure of cash activity:
Interest payments (b)	$100,125	$131,730	$117,177
Income tax payments	1,616	1,420	942
Tax refunds received	351	201	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$292,147	$228,871	$251,583
Restricted cash	12,462	14,405	38,901
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$304,609	$243,276	$290,484
(a) For the fiscal year ended September 30, 2017, non-cash land acquisitions were comprised of $6.3 million related to non-cash seller financing and $8.4 million in lot takedowns from one of our unconsolidated land development joint ventures. For the fiscal year ended September 30, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures. For the fiscal year ended September 30, 2015, non-cash land acquisitions were comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.
(b) Elevated interest payments made during our fiscal 2016 was due to early redemption of certain of our outstanding debt obligations; refer to Note 8.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of September 30, 2017, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2017 and September 30, 2016:

(In thousands)	September 30, 2017	September 30, 2016
Beazer’s investment in unconsolidated entities	$3,994	$10,470
Total equity of unconsolidated entities	11,811	31,615
Total outstanding borrowings of unconsolidated entities	15,797	14,702
Our equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Income from unconsolidated entity activity	$371	$131	$536
For the fiscal years ended September, 2017, 2016 and 2015, there were no impairments related to our investments in these unconsolidated entities.
Guarantees. Our joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our land development joint venture partners had provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2017 and September 30, 2016, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During our fiscal years ended September 30, 2017 and 2016, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of September 30, 2017 and September 30, 2016:

(In thousands)	September 30, 2017	September 30, 2016
Homes under construction	$419,312	$377,191
Development projects in progress	785,777	742,417
Land held for future development	112,565	213,006
Land held for sale	17,759	29,696
Capitalized interest	139,203	138,108
Model homes	68,191	68,861
Total owned inventory	$1,542,807	$1,569,279
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 171 (with a cost of $52.6 million) and 178 (with a cost of $56.1 million) substantially completed homes that were not subject to a sales contract (spec homes) as of September 30, 2017 and 2016, respectively.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and is classified as such once certain criteria is met (refer to Note 2). These assets are recorded at the lower of the carrying value or fair value less costs to sell.
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
Total owned inventory, by reportable segment, is presented in the table below as of September 30, 2017 and September 30, 2016:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2017
West Segment	$673,828	$87,231	$3,848	$764,907
East Segment	250,002	14,391	11,578	275,971
Southeast Segment	301,268	10,943	1,233	313,444
Corporate and unallocated (b)	187,385	—	1,100	188,485
Total	$1,412,483	$112,565	$17,759	$1,542,807
September 30, 2016
West Segment	$586,420	$172,015	$6,577	$765,012
East Segment	276,785	30,036	20,930	327,751
Southeast Segment	276,385	10,955	1,090	288,430
Corporate and unallocated (b)	186,987	—	1,099	188,086
Total	$1,326,577	$213,006	$29,696	$1,569,279
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
For the year ended September 30, 2017, there were two communities that were included in our watch list that required further analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis led to an impairment charge of $1.7 million for one of these communities, principally due to a reduction in price taken that is other than temporary based on current competitive and market dynamics. For the year ended September 30, 2016, there were seven communities on our watch list that required further analysis. This additional analysis led to an impairment charge of $13.7 million for three of these communities, principally due to a reduction in price taken at each community that is other than temporary based on current competitive and market dynamics. For the year ended September 30, 2015, there were no communities on our watch list that required further analysis to be performed.
The table below summarizes the results of our undiscounted cash flow analysis by reportable segment, where applicable, for the periods ended September 30, 2017 and 2016 (the years that such analyses were required):

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	Number of Communities on Watch List (b)	Number of Communities (c)	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (d)
Year Ended September 30, 2017
West	4	2	$15,801	94.4%
Southeast	2	—	—	—%
Corporate and unallocated (e)	—	—	3,337	N/A (f)
Total	6	2	$19,138
Year Ended September 30, 2016
West	9	6	$75,028	114.0%
East	4	1	22,469	88.5%
Southeast	1	—	—	—%
Corporate and unallocated (e)	—	—	3,899	N/A (f)
Total	14	7	$101,396
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
(f) N/A - not applicable.
The following table presents, by reportable segment, details around the impairment charges taken on projects in progress for the periods presented (no impairment were recorded on projects in progress during our fiscal 2015):

($ in thousands)	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
Year Ended September 30, 2017
West	1	46	$1,625	$3,791
Corporate and unallocated (a)	—	—	68	—
Total	1	46	$1,693	$3,791
Year Ended September 30, 2016
West	2	213	$6,729	$16,345
East	1	78	5,894	18,073
Corporate and unallocated (a)	—	—	1,101	—
Total	3	291	$13,724	$34,418
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

The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities we impaired during the periods presented (the years that such analyses were required):

	Fiscal Year Ended September 30,
Unobservable Inputs	2017	2016
Average selling price (in thousands) (a)	$405	$355 - $560
Closings per community per month	1 - 4	2 - 4
Discount rate	12.83%	14.15% - 15.33%
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Projects in Progress:
West	$1,625	$6,729	$—
East	—	5,894	—
Corporate and unallocated (a)	68	1,101	—
Total impairment charges on projects in progress	$1,693	$13,724	$—
Land Held for Sale:
West	$94	$119	$—
East	470	280	1,433
Southeast	—	371	—
Total impairment charges on land held for sale	$564	$770	$1,433
Abandonments:
East	$188	$—	$1,676
Southeast	—	788	—
Total abandonments charges	$188	$788	$1,676
Total impairment and abandonment charges	$2,445	$15,282	$3,109
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
The following table provides a summary of our interests in lot option agreements as of September 30, 2017 and September 30, 2016:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation
As of September 30, 2017
Unconsolidated lot option agreements	$91,854	$408,300
As of September 30, 2016
Unconsolidated lot option agreements	$80,433	$446,414
(6) Interest
Our ability to capitalize interest incurred during the fiscal years ended September 30, 2017, 2016 and 2015 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Capitalized interest in inventory, beginning of period	$138,108	$123,457	$87,619
Interest incurred	105,551	119,360	121,754
Capitalized interest impaired	(56)	(710)	—
Interest expense not qualified for capitalization and included as other expense (a)	(15,636)	(25,388)	(29,752)
Capitalized interest amortized to home construction and land sales expenses (b)	(88,764)	(78,611)	(56,164)
Capitalized interest in inventory, end of period	$139,203	$138,108	$123,457
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
(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2017 and September 30, 2016:

(In thousands)	September 30, 2017	September 30, 2016
Model furnishings and sales office improvements	$28,589	$28,036
Information systems	14,326	14,326
Furniture, fixtures and office equipment	10,971	12,247
Leasehold improvements	3,698	4,069
Property and equipment, gross	57,584	58,678
Less: Accumulated Depreciation	(40,018)	(39,540)
Property and equipment, net	$17,566	$19,138

(8) Borrowings
As of September 30, 2017 and September 30, 2016, we had the following debt, net of premium/discounts and unamortized debt issuance costs:

(In thousands)	Maturity Date	September 30, 2017	September 30, 2016
5 3/4% Senior Notes	June 2019	$321,393	$321,393
7 1/2% Senior Notes	September 2021	—	198,000
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	199,834	199,834
6 3/4% Senior Notes	March 2025	250,000	—
Unamortized debt premium, net		3,413	2,362
Unamortized debt issuance costs		(14,800)	(14,063)
Total Senior Notes, net		1,259,840	1,207,526
Term Loan (net of unamortized discount of $880 and unamortized debt issuance costs of $1,451)	March 2018	—	52,669
Junior Subordinated Notes (net of unamortized accretion of $38,837 and $40,903, respectively)	July 2036	61,937	59,870
Other Secured Notes Payable	Various Dates	5,635	11,813
Total debt, net		$1,327,412	$1,331,878
As of September 30, 2017, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
(In thousands)
2018	$1,468
2019	325,479
2020	—
2021	—
2022	500,000
Thereafter	550,608
Total	$1,377,555
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
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real property. We also pledged approximately $800.0 million of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of September 30, 2017 and September 30, 2016, we had no borrowings outstanding under the Facility. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of September 30, 2017, we were in compliance with all such covenants.
Subsequent to September 30, 2017, we executed a fourth amendment to the Facility (the Fourth Amendment). The Fourth Amendment, among other things, extends the termination date of the Facility to February 15, 2020 and increases its capacity from $180.0 million to $200.0 million. For a further discussion of the Fourth Amendment, refer to Note 22.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2017 and September 30, 2016, we had letters of credit outstanding under these additional facilities of $10.8 million and $12.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of September 30, 2017.
Subsequent to September 30, 2017, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 (the 2027 Notes) and redeemed $225.0 million of our 5.75% unsecured Senior Notes due 2019 and $175.0 million of our 7.25% unsecured Senior Notes due 2023. For a further discussion of the 2027 Notes, refer to Note 22.
In March 2017, we issued and sold $250.0 million aggregate principal amount of 6.75% unsecured Senior Notes due March 2025 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2025 Notes). Interest on the 2025 Notes is payable semi-annually, beginning on September 15, 2017. The 2025 Notes will mature on March 15, 2025. We may redeem the 2025 Notes at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2025 Notes originally issued remains outstanding immediately after such redemption. Upon the occurrence of certain specified changes of control, the holders of the 2025 Notes will have the right to require us to purchase all or a part of the notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date.
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

For additional redemption features, refer to the table below that summarizes the redemption terms for our Senior Notes:

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
Callable at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after March 15, 2020, callable at a redemption price equal to 105.063% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 103.375% of the principal amount; on or after March 15, 2022, callable at a redemption price equal to 101.688% of the principal amount; on or after March 15, 2023, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

During the current fiscal year, we redeemed our outstanding Senior Notes due 2021, as well as the remaining balance on our term loan (discussed below), mainly by utilizing the proceeds received from the 2025 Notes issued during the current fiscal year, which is discussed above, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million for the year ended September 30, 2017.
During the fiscal 2016, we redeemed the then outstanding 2018 Notes and the May 2019 Notes principally by utilizing the proceeds received from the issuance of the 2022 Notes, as well as cash on hand. We also redeemed the then outstanding Senior Notes due 2016, mainly by utilizing the proceeds received from the term loan issued in March 2016, which is discussed below. Additionally, we redeemed $3.6 million of our Senior Notes due June 2019 and $2.0 million of our Senior Notes due September 2021 during fiscal 2016, as well as a de minimus amount of our Senior Notes due February 2023. These debt repurchase activities resulted in a total net loss on extinguishment of debt of $13.4 million for the year ended September 30, 2016.
Term Loan. In March 2016, we entered into a credit agreement (the Credit Agreement) that provided us with a $140 million, two-year secured term loan (the Term Loan). We prepaid the then outstanding balance on the Term Loan in full in March 2017 with the proceeds of the 2025 Notes, along with cash on hand.
Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.12% as of September 30, 2017 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2017, the unamortized accretion was $38.8 million and will be amortized over the remaining life of the notes. As of September 30, 2017, we were in compliance with all covenants under our Junior Subordinated Notes.

Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of September 30, 2017 and September 30, 2016, we had outstanding notes payable of $5.6 million and $11.8 million, respectively, primarily related to land acquisitions. These secured notes payable have varying expiration dates between 2017 and 2019, have a weighted average fixed interest rate of 1.41% as of September 30, 2017 and are secured by the real estate to which they relate.
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
Changes in our warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Balance at beginning of period	$39,131	$27,681	$16,084
Accruals for warranties issued (a)	14,215	13,835	10,356
Changes in liability related to warranties existing in prior periods (b)	4,807	53,109	30,482
Payments made (b)	(40,062)	(55,494)	(29,241)
Balance at end of period	$18,091	$39,131	$27,681
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
Florida and New Jersey Water Intrusion Issues
In the latter portion of our fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). These issues continued to be reported to us in Florida throughout our fiscal 2015, fiscal 2016 and fiscal 2017. Through September 30, 2017, we cumulatively recorded charges related to these issues of $85.6 million.

During our fiscal 2017, the number of homeowner calls beyond those anticipated based on our procedures and previous call history has continued to trend down. However, largely due to increased cost estimates for repairs of homes discovered in more recent periods, we recorded additional warranty adjustments related to the Florida stucco issues of $5.2 million during the current fiscal year, compared to $48.0 million in the prior year. As of September 30, 2017, 710 homes have been identified as likely to require repairs (an increase of 20 homes to those that were anticipated to require repairs as of the end of our fiscal 2016), of which 640 homes have been repaired. We made payments related to the Florida stucco issues of $23.1 million during the current fiscal year, including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete, bringing the remaining accrual to $4.7 million as of September 30, 2017, compared to $22.6 million as of September 30, 2016. The accrual for the Florida stucco issues is included in our overall warranty liability detailed above. As of September 30, 2017, additional homes in the impacted communities remain within the period specified by the applicable statute of repose but are not yet deemed likely to require repairs and have not been reserved for. The cost to repair these additional homes would be approximately $2.5 million if the current cost estimates were applied to these additional homes.
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
In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurer, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our consolidated financial statements as of September 30, 2017. Any amounts recovered from our subcontractors related to homes closed during policy years for which we have exceeded the deductible in our insurance policies would be remitted to our insurers, while recoveries in other policy years would be retained by us.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the water intrusion issues discussed above. As such, beginning with the first quarter of our fiscal 2015, we expect a substantial majority of additional costs for warranty work on homes within these policy years to be reimbursed by our insurers. For two policy years, our exposure has exceeded the insurance claim limit for one division under our first layer of coverage; however, we are claiming and recovering additional amounts under our excess insurance coverage.
Warranty expense beyond the thresholds set in our insurance policies was recorded related to homes impacted by the Florida stucco issues, as well as other various warranty issues that are in excess of our insurance thresholds. We adjust our insurance receivable balance each quarter to reflect our estimate of future costs to be incurred, as well as amounts received from our insurers. The adjustments were an increase of $4.8 million and $59.3 million during our fiscal 2017 and 2016, respectively, to reflect the amount that we deem probable of receiving. The changes to our insurance receivable fully offset the current fiscal year movements in our reserve related to the Florida stucco issues. The recoveries recorded during our fiscal 2016 were $3.6 million greater than the underlying expense related to the Florida stucco issues, as we began to recover more costs than initially anticipated. The remaining insurance recovery amount for the year ended September 30, 2016 beyond the Florida stucco issues related to expenditures for warranty issues that were individually immaterial but were also in excess of our insurance thresholds.
Amounts recorded for anticipated insurance recoveries are reflected within our consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer were recorded on a gross basis, i.e., not net of any associated warranty expense, as a receivable within accounts receivable on our consolidated balance sheets.
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
Additionally, we entered into agreements with our third-party insurer during our fiscal 2016 to resolve certain issues related to the extent of our insurance coverage for multiple policy years. These agreements resulted in our recognition of $15.5 million in further insurance recoveries (in addition to those discussed above), which was recorded within our consolidated statement of income as a reduction of our home construction expenses.

Litigation
From time to time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. At present there are no such claims outstanding, however, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of September 30, 2017, no liability has been recorded for any such additional claims, as such exposure is not both probable and reasonably estimable.
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
Other Matters
During January 2017, we made our final payment under the Deferred Prosecution Agreement and associated Bill of Information (the DPA) entered into on July 1, 2009 with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). In total, we paid a cumulative $33.5 million related to the DPA and the HUD Agreement. Our expense related to these agreements was $4.9 million and $5.3 million for our fiscal 2016 and 2015, respectively, which was recorded in G&A in our consolidated statements of income. This will be the last report for this matter.
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
We have an accrual of $3.9 million and $10.2 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of September 30, 2017 and 2016, respectively.
We had outstanding letters of credit and performance bonds of approximately $45.5 million and $200.6 million, respectively, as of September 30, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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

During the fiscal year ended September 30, 2017, we recorded $1.7 million in impairments on projects in process and impairments on land held for sale impairments of $0.6 million. During the fiscal year ended September 30, 2016, we recorded impairments on projects in process of $13.7 million and impairments related to land held for sale of $0.8 million. During the fiscal year ended September 30, 2015, we recorded impairments on land held for sale of $1.4 million.
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Year Ended September 30, 2017
Deferred compensation plan assets (a)	$—	$1,114	$—		$1,114
Development projects in progress (b)	—	—	3,791	(c)	3,791
Land held for sale (b)	—	—	325	(c)	325
Year Ended September 30, 2016
Deferred compensation plan assets (a)	$—	$765	$—		$765
Development projects in progress (b)	—	—	34,418	(c)	34,418
Land held for sale (b)	—	—	19,973	(c)	19,973
Year Ended September 30, 2015
Deferred compensation plan assets (a)	$—	$669	$—		$669
Development projects in progress (b)	—	—	8,814	(c)	8,814
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
(c) Amount represents the impairment-date fair value of the development projects in progress and land held for sale assets that were impaired during the periods indicated.
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
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of September 30, 2017 and September 30, 2016:

	As of September 30, 2017		As of September 30, 2016
(In thousands)	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,259,840	$1,355,657	$1,207,526	$1,253,614
Term Loan	N/A (c)	N/A	52,669	52,669
Junior Subordinated Notes	61,937	61,937	59,870	59,870
	$1,321,777	$1,417,594	$1,320,065	$1,366,153
(a) Carrying amounts are net of unamortized debt premium/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(c) N/A - Not applicable
(11) Operating Leases
We are obligated under various noncancelable operating leases for our office facilities and equipment. Rental expense under these agreements, which is included in G&A in our consolidated statements of income, amounted to approximately $4.9 million, $4.7 million and $5.2 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This rental expense excludes expense related to our discontinued operations, which is not material in any period presented. Additionally, sublease income received in all periods presented was not material. As of September 30, 2017, future minimum lease payments under noncancelable operating lease agreements are as follows:

Fiscal Year Ended September 30,
(In thousands)
2018	$4,124
2019	4,001
2020	3,161
2021	2,518
2022	1,588
Thereafter	831
Total	$16,223

(12) Other Liabilities
Other liabilities include the following as of September 30, 2017 and September 30, 2016:

(In thousands)	September 30, 2017	September 30, 2016
Accrued bonus and deferred compensation	$36,753	$30,466
Accrued warranty expenses	18,091	39,131
Customer deposits	11,704	12,140
Accrued interest	11,024	11,530
Litigation accrual	3,899	10,178
Income tax liabilities	811	1,718
Other	25,377	29,090
Total	$107,659	$134,253

(13) Income Taxes
Our expense (benefit) from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Current federal	$—	$—	$(64)
Current state	859	595	520
Deferred federal (a)	1,625	5,574	(314,651)
Deferred state (a) (b)	212	10,329	(10,374)
Total	$2,696	$16,498	$(324,569)
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

The expense (benefit) from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Income tax computed at statutory rate	$12,052	$7,596	$7,711
State income taxes, net of federal benefit	1,287	4,974	2,485
(Decrease) increase in valuation allowance - other (a) (b) (c)	(3,482)	6,457	(334,605)
Changes for uncertain tax positions	(685)	(40)	42
Stock based compensation	741	—	—
State rate change	—	(678)	—
Tax credits	(7,460)	(2,134)	—
Other, net	243	323	(202)
Total	$2,696	$16,498	$(324,569)
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
(c) For fiscal 2017, amount includes $3.5 million reduction in valuation allowance on our state deferred tax assets due to changes in our state net operating loss estimates; refer to discussion below titled “Valuation Allowance.”
The principal differences between our effective tax rate and the U.S. federal statutory rate relate to state taxes, changes in our valuation allowance and tax credits.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2017 and September 30, 2016:

(In thousands)	September 30, 2017	September 30, 2016
Deferred tax assets:
Federal and state tax carryforwards	$293,298	$298,426
Inventory adjustments	59,507	62,985
Incentive compensation	19,043	15,390
Warranty and other reserves	6,140	16,943
Property, equipment and other assets	3,247	2,896
Other	1,785	809
Uncertain tax positions	1,332	1,721
Total deferred tax assets	384,352	399,170
Deferred tax liabilities:
Deferred revenues	(11,297)	(22,950)
Total deferred tax liabilities	(11,297)	(22,950)
Net deferred tax assets before valuation allowance	373,055	376,220
Valuation allowance (a)	(65,159)	(66,265)
Net deferred tax assets	$307,896	$309,955
(a) For fiscal 2016, amount includes $8.6 million of additional valuation allowance on our state deferred tax assets due to a number of changes to the legal forms of our operating entities; refer to discussion below titled “Valuation Allowance.”
As of September 30, 2017, our gross deferred tax assets above included $241.3 million for federal net operating loss carryforwards, $31.7 million for state net operating loss carryforwards, $9.6 million for an alternative minimum tax credit and $14.5 million for general business credits. The net operating loss carryforwards expire at various dates through 2033, and the general business credits expire at various dates through 2037. The alternative minimum tax credit has an unlimited carryforward period. We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Because the five-year period has expired, we have determined the actual impact and final classification of those amounts, which are properly reflected in the amounts presented above. The actual realization of our deferred tax assets is difficult to predict and is dependent on future events.
We recognized income tax expense from continuing operations of $2.7 million in our fiscal 2017, compared to income tax expense from continuing operations of $16.5 million and income tax benefit of $324.6 million in our fiscal 2016 and fiscal 2015, respectively. The income tax expense in our fiscal 2017 primarily resulted from income in the current year, offset by the generation of federal tax credits and an additional benefit resulting from changes to our valuation allowance due to changes in our state net operating loss estimates. The income tax expense in our fiscal 2016 primarily resulted from income generated in the fiscal year, offset by the generation of federal tax credits. In fiscal 2015, our income tax benefit primarily resulted from the release of a substantial portion of the valuation allowance. Due to the effects of changes in our valuation allowance on our deferred tax balance and changes in our unrecognized tax benefits, our effective tax rates in fiscal 2017, 2016 and 2015 are not meaningful metrics, as our income tax amounts were not directly correlated to the amount of our pretax income for those periods.
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
During our fiscal 2016, we contemplated various tax planning strategies based on our operations profile. This planning resulted in a restructuring effort immediately following the close of our fiscal 2016, where we executed certain tax elections and a number of changes to the legal forms of our operating entities, which significantly reduced our income profile in certain state jurisdictions going forward. The restructuring reduced our effective tax rate in fiscal 2017 to an amount that is in-line with our peers, through a significant reduction in our state effective tax rate. In addition, the restructure provides cash tax savings in various jurisdictions where we no longer have significant state loss carryforwards available. In conjunction with the restructure, we also evaluated our ability to realize certain state components of our deferred tax asset. Given this change, we evaluated both positive and negative evidence, including consideration of a change in expected future taxable earnings in the separate state jurisdictions that will be impacted by the restructuring. Based on those evaluations, we recorded an additional $8.6 million in valuation allowance during the quarter ended September 30, 2016 for state deferred tax assets we concluded are no longer more likely than not to be realized.
In fiscal 2017, we recorded additional impacts related to our tax elections and changes in legal form as further determinations were made throughout the year. These impacts included changes to our apportionment and deferred balances by jurisdiction, as well as changes to our uncertain tax positions. As a result, we recorded a decrease of $3.5 million in valuation allowance during the quarter ended September 30, 2017 for changes in our expected state net operating loss utilization due to changes in our uncertain tax positions.
During our fiscal 2017, we continued to monitor the various factors that led to our determination of the realization of a significant portion of our deferred tax assets during our fiscal 2015. Our fiscal 2017 income from continuing operations continues to reflect the positive trends of recent years, along with increases in closings and ASP from closings. We continue to maintain levels of backlog and community count to support our expectations of future profitability. During the current fiscal year, the Company continued its plan to repurchase portions of its outstanding debt, which altered its debt maturity and interest rate profile through new issuances and redemptions of prior issuances. The change in the Company's debt portfolio will create future interest expense savings that further support its estimates of future profitability, and may result in the realization of additional deferred tax assets in the future. As of September 30, 2017, the Company will have to cumulatively generate approximately $721.9 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2037.
The valuation allowance of $65.2 million as of September 30, 2017 was balanced between various federal and state attributes for which the Company has concluded it is not more likely than not that these attributes would be realized at that time.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Balance at beginning of year	$4,541	$4,721	$4,615
Additions for (reductions in) tax positions related to current year	61	(180)	252
Additions for tax positions related to prior years	2,611	—	—
Reductions in tax positions of prior years	(2,273)	—	(10)
Lapse of statute of limitations	(1,136)	—	(136)
Balance at end of year	$3,804	$4,541	$4,721
If we were to recognize our $3.8 million of gross unrecognized tax benefits remaining as of September 30, 2017, substantially all would impact our effective tax rate. Additionally, we had $1.4 thousand and $339.5 thousand, respectively, of accrued interest and penalties as of September 30, 2017 and 2016. Our income tax expense includes tax-related interest.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of September 30, 2017, it is reasonably possible that $17.0 thousand of our uncertain tax positions will reverse within the next twelve months.

(14) Stockholders' Equity
Preferred Stock. We currently have no shares of preferred stock outstanding.
Common Stock. As of September 30, 2017, we had 63,000,000 shares of common stock authorized and 33,515,768 shares both issued and outstanding.
Common Stock Repurchases. During our fiscal 2017, 2016 and 2015, we did not repurchase any shares of our common stock in the open market. Any future stock repurchases, to the extent allowed by our existing debt covenants, must be approved by the Company's Board of Directors or its Finance Committee.
During our fiscal 2017, 2016 and 2015, 32,035, 16,779 and 10,302 shares of our common stock, respectively, were surrendered to us by employees as payment of minimum tax obligations upon the vesting of restricted stock awards under our stock incentive plans. We valued the surrendered stock at the market price on the date of surrender, for an aggregate value of approximately $415.0 thousand in fiscal 2017, $222.0 thousand in fiscal 2016 and $192.0 thousand in fiscal 2015.
Dividends. The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2017, 2016 or 2015.
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
(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan.  We sponsor a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest immediately, while the Company's contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2017, 2016 and 2015 were approximately $3.0 million, $2.6 million and $2.4 million, respectively. During fiscal 2017, 2016 and 2015, participants forfeited $0.6 million, $0.4 million and $0.5 million, respectively, of unvested matching contributions.
Deferred Compensation Plan.  The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $1.1 million and $0.8 million and deferred compensation liabilities of $3.8 million and $3.0 million as of September 30, 2017, and 2016, respectively, are included in other assets and other liabilities on our consolidated balance sheets, and are recorded at fair value. For the years ended September 30, 2017, 2016 and 2015, we contributed approximately $268.0 thousand, $204.0 thousand and $227.0 thousand, respectively, to the DCP in the form of voluntary contributions.

(16) Stock-Based Compensation
During fiscal 2014, we adopted, and our stockholders approved, the 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). Following adoption of the 2014 Plan, shares available for grant under our 2010 Equity Incentive Plan (the 2010 Plan) remain available for grant in accordance with the terms of that plan. However, there are no more shares available for future issuance under our Amended and Restated 1999 Stock Incentive Plan (the 1999 Plan). We issue new shares upon the exercise of stock options and the vesting of restricted stock awards. In cases of forfeitures and shares returned to us for taxes, those shares are returned to the share pool for future issuance. As of September 30, 2017, we had approximately 2.8 million shares of common stock for issuance under our various equity incentive plans, of which approximately 2.2 million shares are available for future grants.
Our total stock-based compensation expense is included in G&A expenses in our consolidated statements of income and recognized using the straight-line method over the vesting period. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In millions)	2017	2016	2015
Stock options expense	$274	$534	$697
Restricted stock awards expense	7,885	7,425	5,408
Before tax stock-based compensation expense	8,159	7,959	6,105
Tax benefit	(2,917)	(2,832)	—	(a)
After tax stock-based compensation expense	$5,242	$5,127	$6,105
(a) Tax impact is zero due to the existence of a valuation allowance on our deferred tax assets in prior year periods.
Stock Options. We have issued stock options to officers and key employees under the 2014 Plan, the 2010 Plan and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options generally expire on the seventh or eighth anniversary from the date such options were granted, depending on the terms of the award.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of September 30, 2017, the intrinsic value of our stock options outstanding, vested and expected to vest and exercisable were $2.7 million, $2.6 million and $1.6 million, respectively. As of September 30, 2017 and September 30, 2016, there was $0.3 million and $0.4 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of September 30, 2017 is expected to be recognized over a weighted average period of 1.4 years.
During our fiscal 2016, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (EOP). This program is available to all full-time employees, other than our senior leadership team, and is designed to enable employees to share in potential price appreciation of the Company's stock. The EOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying stock is purchased. The options will vest on the second anniversary of the date of grant, but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the EOP is limited to 100,000, of which 87,249 options were granted through the end of fiscal 2017.
During the year ended September 30, 2017, we issued 29,410 stock options, including those issued under the EOP, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the EOP. We used the following assumptions for stock options granted, which derived the weighted average fair value shown, for the period presented:

	Fiscal Year Ended September 30,
	2017	2016	2015
Expected life of options	5.4 years	4.9 years	N/A(a)
Expected volatility	50.10%	46.49%	N/A
Expected dividends	—	—	N/A
Weighted average risk-free interest rate	1.85%	1.36%	N/A
Weighted average fair value	$5.83	$4.03	N/A
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

Activity related to stock options for the periods presented is as follows:

	2017		2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	672,669	$16.49	643,907	$18.13	650,223	$18.12
Granted	29,410	12.50	125,449	9.19	—	—
Exercised	(2,313)	10.80	—	—	(1,209)	12.07
Expired	(84,976)	28.45	(86,606)	19.70	—	—
Canceled	(480)	23.65	—	—	—	—
Forfeited	(20,557)	11.97	(10,081)	10.98	(5,107)	19.05
Outstanding at end of period	593,753	$14.76	672,669	$16.49	643,907	$18.13
Exercisable at end of period	476,606	$15.91	503,594	$17.76	491,029	$18.40
Vested or expected to vest in the future	585,186	$14.83	672,669	$16.49	643,877	$18.13
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price
$1 - $15	379,657	4.05	$11.63	262,610	2.87	$12.33
$16 - $20	157,129	3.99	19.08	157,029	3.99	19.08
$21- $30	56,967	0.12	23.65	56,967	0.12	23.65
$1- $30	593,753	3.66	$14.76	476,606	2.91	$15.91
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2017 and September 30, 2016, there was $8.8 million and $11.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of September 30, 2017 is expected to be recognized over a weighted average period of 1.5 years.
We have issued restricted stock awards to officers and key employees under both the 2014 Plan and the 2010 Plan. During our fiscal 2017, we issued two types of restricted stock awards as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions; and (2) time-based restricted stock awards. Each award type is discussed further below.
Performance-Based Restricted Stock Awards. During the year ended September 30, 2017, we issued 263,696 shares of performance-based restricted stock (2017 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2017 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2017 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $13.60 per share on the date of grant.
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
Each Performance Share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Any 2017 Performance Shares earned in excess of the target number of 263,696 may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of these shares that do not vest at the end of the period will be forfeited.
Time-Based Restricted Stock Awards. During the year ended September 30, 2017, we also issued 271,855 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Year Ended September 30, 2017
	Performance-Based		Time-Based		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	448,693	$16.71	807,124	$17.52	1,255,817	$17.23
Granted	263,696	13.60	271,855	12.50	535,551	13.04
Vested	—	—	(189,029)	15.52	(189,029)	15.52
Forfeited	(43,623)	13.11	(17,769)	14.08	(61,392)	13.39
End of period	668,766	$15.72	872,181	$16.47	1,540,947	$16.15

	Year Ended September 30, 2016
	Performance-Based		Time-Based		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	252,022	$16.34	704,261	$18.97	956,283	$18.27
Granted	231,624	15.43	259,819	14.04	491,443	14.69
Vested	—	—	(127,993)	18.58	(127,993)	18.58
Forfeited	(34,953)	5.51	(28,963)	16.78	(63,916)	10.62
End of period	448,693	$16.71	807,124	$17.52	1,255,817	$17.23

	Year Ended September 30, 2015
	Performance-Based		Time-Based		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	166,413	$5.78	580,154	$18.62	746,567	$15.76
Granted	201,157	19.03	209,035	19.00	410,192	19.01
Vested	—	—	(64,719)	15.96	(64,719)	15.96
Forfeited	(115,548)	5.82	(20,209)	18.95	(135,757)	7.77
End of period	252,022	$16.34	704,261	$18.97	956,283	$18.27

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
For the years ended September 30, 2017, 2016 and 2015, 0.3 million, 1.5 million and 1.1 million shares related to nonvested stock-based compensation awards, respectively, were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.
The weighted-average number of common shares outstanding used to calculate basic income per share is reconciled to shares used to calculate diluted income per share as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Basic shares	31,952	31,798	27,628
Shares issued upon conversion of TEUs (a)	N/A (b)	N/A	4,069
Shares issuable upon vesting of stock awards	433	5	75
Shares issuable upon exercise of options	41	—	—
Diluted shares	32,426	31,803	31,772
(a) In July 2015, the remaining prepaid stock purchase contracts related to our previously outstanding Tangible Equity Units (TEUs) were settled in Beazer Homes' common stock. This conversion required us to issue approximately 5.2 million shares of common stock to the instrument holders. These instruments were dilutive from October 1, 2014 through July 15, 2015; once the shares were converted, they were included in the number of the weighted-average basic shares outstanding.
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
The following tables contain our revenue, operating income and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Revenue
West	$853,230	$827,907	$607,515
East	551,422	526,949	576,560
Southeast	511,626	467,258	443,338
Total revenue	$1,916,278	$1,822,114	$1,627,413

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Operating income (a)
West	$110,600	$99,835	$67,236
East (b)	58,191	42,205	52,516
Southeast (c)	53,905	49,250	37,114
Segment total	222,696	191,290	156,866
Corporate and unallocated (d)	(160,558)	(131,965)	(105,279)
Total operating income	$62,138	$59,325	$51,587

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Depreciation and amortization
West	$7,207	$6,086	$5,544
East	2,927	3,173	3,091
Southeast	2,564	2,451	2,776
Segment total	12,698	11,710	11,411
Corporate and unallocated (d)	1,311	2,084	1,927
Total depreciation and amortization	$14,009	$13,794	$13,338
(a) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
(b) Operating income for our East segment for the year ended September 30, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible.
(c) Operating income for our Southeast segment for the year ended September 30, 2016 and 2015 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million in fiscal 2016 and an expense of $13.6 million in fiscal 2015.
(d) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the year ended September 30, 2016, the Corporate and unallocated operating loss includes a $15.5 million reduction in home construction expenses resulting from an agreement entered into during the current fiscal year with our third-party insurer to resolve certain issues related to the extent of our insurance coverage (refer to Note 9).
Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by corporate functions that benefit all segments.
The following table contains our capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Capital Expenditures
West	$7,086	$6,570	$7,348
East	2,474	2,441	3,692
Southeast	2,539	2,747	3,379
Corporate and unallocated (a)	341	461	2,219
Total capital expenditures	$12,440	$12,219	$16,638
(a) Amount for fiscal 2015 includes non-cash capital expenditure; refer to Note 3.

The following table contains our asset balance by segment as of September 30, 2017 and 2016:

(In thousands)	September 30, 2017	September 30, 2016
Assets
West	$779,964	$778,521
East	298,532	344,898
Southeast	331,618	333,501
Corporate and unallocated (a)	810,881	756,238
Total assets	$2,220,995	$2,213,158
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects and other items that are not allocated to the segments.
(19) Supplemental Guarantor Information
As discussed in Note 8, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following financial information presents the line items of our consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2017
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$283,191	$15,393	$724	$(7,161)	$292,147
Restricted cash	11,001	1,461	—	—	12,462
Accounts receivable (net of allowance of $330)	—	36,322	1	—	36,323
Income tax receivable	88	—	—	—	88
Owned inventory	—	1,542,807	—	—	1,542,807
Investments in unconsolidated entities	773	3,221	—	—	3,994
Deferred tax assets, net	307,896	—	—	—	307,896
Property and equipment, net	—	17,566	—	—	17,566
Investments in subsidiaries	808,067	—	—	(808,067)	—
Intercompany	606,168	—	2,337	(608,505)	—
Other assets	599	7,098	15	—	7,712
Total assets	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$103,484	$—	$—	$103,484
Other liabilities	11,229	96,189	241	—	107,659
Intercompany	2,337	613,329	—	(615,666)	—
Total debt (net of premium/discount and debt issuance costs)	1,321,777	5,635	—	—	1,327,412
Total liabilities	1,335,343	818,637	241	(615,666)	1,538,555
Stockholders’ equity	682,440	805,231	2,836	(808,067)	682,440
Total liabilities and stockholders’ equity	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2016
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$215,646	$16,866	$859	$(4,500)	$228,871
Restricted cash	12,867	1,538	—	—	14,405
Accounts receivable (net of allowance of $354)	—	53,225	1	—	53,226
Income tax receivable	292	—	—	—	292
Owned inventory	—	1,569,279	—	—	1,569,279
Investments in unconsolidated entities	773	9,697	—	—	10,470
Deferred tax assets, net	309,955	—	—	—	309,955
Property and equipment, net	—	19,138	—	—	19,138
Investments in subsidiaries	701,931	—	—	(701,931)	—
Intercompany	734,766	—	2,574	(737,340)	—
Other assets	577	6,930	15	—	7,522
Total assets	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$104,174	$—	$—	$104,174
Other liabilities	11,315	122,561	377	—	134,253
Intercompany	2,574	739,266	—	(741,840)	—
Total debt (net of discount and debt issuance costs)	1,320,065	11,813	—	—	1,331,878
Total liabilities	1,333,954	977,814	377	(741,840)	1,570,305
Stockholders’ equity	642,853	698,859	3,072	(701,931)	642,853
Total liabilities and stockholders’ equity	$1,976,807	$1,676,673	$3,449	$(1,443,771)	$2,213,158

Beazer Homes USA, Inc.
Consolidating Statements of Income and Comprehensive Income Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2017
Total revenue	$—	$1,916,278	$107	$(107)	$1,916,278
Home construction and land sales expenses	88,764	1,512,312	—	(107)	1,600,969
Inventory impairments and abandonments	56	2,389	—	—	2,445
Gross (loss) profit	(88,820)	401,577	107	—	312,864
Commissions	—	74,811	—	—	74,811
General and administrative expenses	—	161,804	102	—	161,906
Depreciation and amortization	—	14,009	—	—	14,009
Operating (loss) income	(88,820)	150,953	5	—	62,138
Equity in income of unconsolidated entities	—	371	—	—	371
Loss on extinguishment of debt	(12,630)	—	—	—	(12,630)
Other (expense) income, net	(15,635)	429	(24)	—	(15,230)
(Loss) income before income taxes	(117,085)	151,753	(19)	—	34,649
(Benefit) expense from income taxes	(42,564)	45,266	(6)	—	2,696
Equity in income of subsidiaries	106,474	—	—	(106,474)	—
Income (loss) from continuing operations	31,953	106,487	(13)	(106,474)	31,953
Loss from discontinued operations, net of tax	—	(115)	(25)	—	(140)
Equity in loss of subsidiaries	(140)	—	—	140	—
Net income and comprehensive income	$31,813	$106,372	$(38)	$(106,334)	$31,813
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2016
Total revenue	$—	$1,822,114	$156	$(156)	$1,822,114
Home construction and land sales expenses	77,941	1,431,840	—	(156)	1,509,625
Inventory impairments and abandonments	710	14,572	—	—	15,282
Gross (loss) profit	(78,651)	375,702	156	—	297,207
Commissions	—	70,460	—	—	70,460
General and administrative expenses	—	153,524	104	—	153,628
Depreciation and amortization	—	13,794	—	—	13,794
Operating (loss) income	(78,651)	137,924	52	—	59,325
Equity in income of unconsolidated entities	—	131	—	—	131
Loss on extinguishment of debt	(13,423)	—	—	—	(13,423)
Other (expense) income, net	(25,388)	1,061	(3)	—	(24,330)
(Loss) income before income taxes	(117,462)	139,116	49	—	21,703
(Benefit) expense from income taxes	(70,126)	86,605	19	—	16,498
Equity in income of subsidiaries	52,541	—	—	(52,541)	—
Income from continuing operations	5,205	52,511	30	(52,541)	5,205
Loss from discontinued operations, net of tax	—	(503)	(9)	—	(512)
Equity in loss of subsidiaries	(512)	—	—	512	—
Net income and comprehensive income	$4,693	$52,008	$21	$(52,029)	$4,693

Beazer Homes USA, Inc.
 Consolidating Statements of Income and Comprehensive Income Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2015
Total revenue	$—	$1,627,413	$198	$(198)	$1,627,413
Home construction and land sales expenses	55,006	1,297,052	—	(198)	1,351,860
Inventory impairments and abandonments	—	3,109	—	—	3,109
Gross (loss) profit	(55,006)	327,252	198	—	272,444
Commissions	—	65,023	—	—	65,023
General and administrative expenses	—	142,391	105	—	142,496
Depreciation and amortization	—	13,338	—	—	13,338
Operating (loss) income	(55,006)	106,500	93	—	51,587
Equity in income of unconsolidated entities	—	536	—	—	536
Loss on extinguishment of debt	(80)	—	—	—	(80)
Other expense, net	(29,752)	(258)	(3)	—	(30,013)
(Loss) income before income taxes	(84,838)	106,778	90	—	22,030
(Benefit) expense from income taxes	(32,275)	(292,326)	32	—	(324,569)
Equity in income of subsidiaries	399,162	—	—	(399,162)	—
Income from continuing operations	346,599	399,104	58	(399,162)	346,599
Loss from discontinued operations, net of tax	—	(2,495)	(10)	—	(2,505)
Equity in loss of subsidiaries	(2,505)	—	—	2,505	—
Net income	$344,094	$396,609	$48	$(396,657)	$344,094
Change in unrealized loss related to available-for-sale securities	1,276	—	—	—	1,276
Comprehensive income	$345,370	$396,609	$48	$(396,657)	$345,370

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2017
Net cash (used in) provided by operating activities	$(74,046)	$170,129	$(174)	$—	$95,909
Cash flows from investing activities:
Capital expenditures	—	(12,440)	—	—	(12,440)
Proceeds from sale of fixed assets	—	297	—	—	297
Investments in unconsolidated entities	—	(3,261)	—	—	(3,261)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Advances to/from subsidiaries	148,081	—	39	(148,120)	—
Net cash provided by (used in) investing activities	148,081	(13,783)	39	(148,120)	(13,783)
Cash flows from financing activities:
Repayment of debt	(253,046)	(12,437)	—	—	(265,483)
Proceeds from issuance of new debt	250,000	—	—	—	250,000
Repayment of borrowing from credit facility	(25,000)	—	—	—	(25,000)
Borrowing from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(4,919)	—	—	—	(4,919)
Other financing activities	(391)	—	—	—	(391)
Advances to/from subsidiaries		(145,459)		145,459	—
Net cash (used in) provided by financing activities	(8,356)	(157,896)	—	145,459	(20,793)
Increase (decrease) in cash and cash equivalents	65,679	(1,550)	(135)	(2,661)	61,333
Cash, cash equivalents and restricted cash at beginning of period	228,512	18,405	859	(4,500)	243,276
Cash, cash equivalents and restricted cash at end of period	$294,191	$16,855	$724	$(7,161)	$304,609

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2016
Net cash (used in) provided by operating activities	$(56,218)	$219,401	$(158)	$—	$163,025
Cash flows from investing activities:
Capital expenditures	—	(12,219)	—	—	(12,219)
Proceeds from sale of fixed assets	—	2,624	—	—	2,624
Investments in unconsolidated entities	—	(4,241)	—	—	(4,241)
Return of capital from unconsolidated entities	—	1,142	—	—	1,142
Advances to/from subsidiaries	203,690	—	11	(203,701)	—
Net cash provided by (used in) investing activities	203,690	(12,694)	11	(203,701)	(12,694)
Cash flows from financing activities:
Repayment of debt	(819,044)	(9,177)	—	—	(828,221)
Proceeds from issuance of new debt	642,150	—	—	—	642,150
Repayment of borrowing from credit facility	(90,000)	—	—	—	(90,000)
Borrowing from credit facility	90,000	—	—	—	90,000
Debt issuance costs	(11,246)	—	—	—	(11,246)
Other financing activities	(222)	—	—	—	(222)
Advances to/from subsidiaries	—	(202,393)	—	202,393	—
Net cash used in financing activities	(188,362)	(211,570)	—	202,393	(197,539)
Decrease in cash and cash equivalents	(40,890)	(4,863)	(147)	(1,308)	(47,208)
Cash, cash equivalents and restricted cash at beginning of period	269,402	23,268	1,006	(3,192)	290,484
Cash, cash equivalents and restricted cash at end of period	$228,512	$18,405	$859	$(4,500)	$243,276

Fiscal Year Ended September 30, 2015
Net cash (used in) provided by operating activities	$(388,584)	$307,668	$(133)	$—	$(81,049)
Cash flows from investing activities:
Capital expenditures	—	(15,964)	—	—	(15,964)
Investments in unconsolidated entities	—	(4,944)	—	—	(4,944)
Return of capital from unconsolidated entities	—	24,245	—	—	24,245
Advances to/from subsidiaries	302,569	—	25	(302,594)	—
Net cash provided by investing activities	302,569	3,337	25	(302,594)	3,337
Cash flows from financing activities:
Repayment of debt	(8,703)	(9,870)	—	—	(18,573)
Debt issuance costs	(126)	—	—	—	(126)
Borrowing from credit facility	75,000	—	—	—	75,000
Repayment of borrowing from credit facility	(75,000)	—	—	—	(75,000)
Other financing activities	(200)	—	—	—	(200)
Dividends paid	500	—	(500)	—	—
Advances to/from subsidiaries	21	(300,897)	—	300,876	—
Net cash used in financing activities	(8,508)	(310,767)	(500)	300,876	(18,899)
(Decrease) increase in cash and cash equivalents	(94,523)	238	(608)	(1,718)	(96,611)
Cash, cash equivalents and restricted cash at beginning of period	363,925	23,030	1,614	(1,474)	387,095
Cash, cash equivalents and restricted cash at end of period	$269,402	$23,268	$1,006	$(3,192)	$290,484

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
We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of income for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2017 or September 30, 2016. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of income. The results of our discontinued operations in the consolidated statements of income for the periods presented were as follows:

	Fiscal Year Ended September 30,
(In thousands)	2017	2016	2015
Total revenue	$—	$—	$1,030
Home construction and land sales expenses (a)	72	668	4,518
Gross loss	(72)	(668)	(3,488)
General and administrative expenses	169	137	380
Operating loss	(241)	(805)	(3,868)
Equity in income of unconsolidated entities	31	12	—
Other (expense) income, net	(5)	6	5
Loss from discontinued operations before income taxes	(215)	(787)	(3,863)
Benefit from income taxes	(75)	(275)	(1,358)
Loss from discontinued operations, net of tax	$(140)	$(512)	$(2,505)
(a) The year ended September 30, 2015 included a $3.7 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operations in Denver, Colorado.

(21) Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information is as follows for the periods presented:

(In thousands, except per share data)	Quarter Ended
Fiscal 2017	December 31	March 31	June 30	September 30
Total revenue	$339,241	$425,468	$478,588	$672,981
Gross profit (a)	53,663	67,398	78,443	113,360
Operating income	1,275	7,511	15,569	37,783
Net income (loss) from continuing operations (b)	(1,359)	(7,495)	7,114	33,693
Basic EPS from continuing operations (c)	$(0.04)	$(0.23)	$0.22	$1.05
Diluted EPS from continuing operations (c)	$(0.04)	$(0.23)	$0.22	$1.03

Fiscal 2016
Total revenue	$344,449	$385,607	$459,937	$632,121
Gross profit (a)	57,582	59,566	77,653	102,406
Operating income	9,148	3,030	16,309	30,838
Net (loss) income from continuing operations (b)	1,199	(1,312)	6,107	(789)
Basic EPS from continuing operations (c)	$0.04	$(0.04)	$0.19	$(0.03)
Diluted EPS from continuing operations (c)	$0.04	$(0.04)	$0.19	$(0.03)

(a)	Gross profit in fiscal 2017 and 2016 includes inventory impairment and abandonments as follows:

(In thousands)	Fiscal 2017	Fiscal 2016
1st Quarter	$—	$1,356
2nd Quarter	282	1,825
3rd Quarter	470	11,917
4th Quarter	1,693	184
	$2,445	$15,282
(b) Net income (loss) from continuing operations in fiscal 2017 and 2016 includes gain (loss) on extinguishment of debt as follows:

(In thousands)	Fiscal 2017	Fiscal 2016
1st Quarter	$—	$(828)
2nd Quarter	(15,563)	(1,631)
3rd Quarter	—	429
4th Quarter	2,933	(11,393)
	$(12,630)	$(13,423)
(c) Amounts shown above for EPS for the quarterly periods are calculated separately from the full fiscal year amounts. Accordingly, quarterly amounts will not add to the respective annual amount.

(22) Subsequent Events
In October 2017, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2027 Notes). Interest on the 2027 Notes is payable semi-annually, beginning on April 15, 2018. The 2027 Notes will mature on October 15, 2027. We may redeem the 2027 Notes at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to October 15, 2022, we may redeem up to 35% of the aggregate principal amount of the 2027 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 105.875% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2027 Notes originally issued remains outstanding immediately after such redemption. The covenants related to the 2027 Notes are consistent with our other senior notes.
The proceeds of the 2027 Notes, as well as $34.5 million cash on hand, were used to redeem $225.0 million of our 5.75% unsecured Senior Notes due 2019 and $175.0 million of our 7.25% unsecured Senior Notes due 2023, resulting in a loss on extinguishment of debt of $25.9 million, of which $3.2 million was a non-cash write-off of debt issuance and discount costs.
In October, 2017, we executed a Fourth Amendment to the Facility. The Fourth Amendment (1) extends the termination date of the Facility from February 15, 2019 to February 15, 2020; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $180.0 million to $200.0 million; and (3) includes a condition that allows the facility to be increased by an additional $50 million to $250 million at the discretion of the lenders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2017 of the Company and our report dated November 14, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 14, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017, at a reasonable assurance level.
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
Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2017, utilizing the criteria described in the “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of September 30, 2017. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of September 30, 2017. The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2017.
Code of Ethics
Beazer Homes has adopted a Code of Business Conduct and Ethics (the “Code”) for its senior financial officers, which applies to its principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. In November 2016, the Company’s Board of Directors amended the Code. The full text of the Code, as amended, can be found on the Company’s website at www.beazer.com. If at any time there is an amendment or waiver of any provision of the Code that is required to be disclosed, information regarding such amendment or waiver will be published on the Company’s website.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2017.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2017.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2017.

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
Certificate of Amendment, dated November 11, 2016, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.8 of the Company's Form 10-K for the year ended September 30, 2016)

3.8	—	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010)
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-K filed on November 10, 2015)
4.2	—
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
Indenture for 8.750% Senior Notes due 2022, dated September 21, 2016, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 22, 2016)

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
Registration Rights Agreement, dated as of September 21, 2016, by and among Beazer Homes USA, Inc. and Credit Suisse Securities (USA) LLC (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed September 22, 2016)

4.30	—
Registration Rights Agreement, dated as of September 30, 2016, by and among Beazer Homes USA, Inc. and Credit Suisse Securities (USA) LLC (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed September 30, 2016)

4.31	—
Indenture for 6.750% Senior Notes due 2025, dated March 14, 2017, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 15, 2017)

4.32	—	Form of 6.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 15, 2017)
4.33	—
Registration Rights Agreement, dated as of March 14, 2017, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed March 15, 2017)

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

10.17*	—	2014 Long-Term Incentive Plan, as amended (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 19, 2016)
10.18*	—
Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Allan P. Merrill and the Company (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K filed on November 13, 2014)

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

10.26*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers)
10.27*	—
Employment Agreement, effective as of September 18, 2014, by and between Allan P. Merrill and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 22, 2014)

10.28*	—
Employment Agreement, effective as of September 18, 2014, by and between Robert L. Salomon and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 22, 2014)

10.29*	—
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

10.31	—
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

10.33	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Deutsche Bank AG Cayman Islands Branch (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed on August 9, 2012)

10.34	—
Second Amended and Restated Credit Agreement, dated as of September 24, 2012, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on September 26, 2012)

10.35	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-K filed on November 13, 2014)

10.36	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent. (incorporated herein by reference to Exhibit 10.34 of the Company's 10-K filed on November 10, 2015)

10.37	—	Credit Agreement, dated March 11, 2016, by and between Beazer Homes USA, Inc. and Wilmington Trust (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 11, 2016)
10.38	—
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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2017, filed on November 14, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement.
(b) Exhibits
Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

10.26*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers)
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2017, filed on November 14, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2017	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 14, 2017	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director and Non-Executive Chairman of the Board

Date:	November 14, 2017	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President, Chief Executive Officer and Director

Date:	November 14, 2017	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 14, 2017	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 14, 2017	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Chairman Emeritus

Date:	November 14, 2017	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 14, 2017	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 14, 2017	By:		/s/ Norma Provencio
			Name:	Norma Provencio
Director

Date:	November 14, 2017	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 14, 2017	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer