Form 10-Q
period 2017-12-31
BEAZER HOMES USA INC
filed 2018-02-06
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding as of February 1, 2018
Common Stock, $0.001 par value	33,618,155

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2017	September 30, 2017
ASSETS
Cash and cash equivalents	$177,812	$292,147
Restricted cash	12,082	12,462
Accounts receivable (net of allowance of $329 and $330, respectively)	31,804	36,323
Income tax receivable	88	88
Owned inventory	1,626,721	1,542,807
Investments in unconsolidated entities	4,277	3,994
Deferred tax assets, net	200,101	307,896
Property and equipment, net	18,742	17,566
Other assets	6,355	7,712
Total assets	$2,077,982	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$97,535	$103,484
Other liabilities	103,157	107,659
Total debt (net of premium of $3,220 and $3,413, respectively, and debt issuance costs of $16,545 and $14,800, respectively)	1,324,509	1,327,412
Total liabilities	1,525,201	1,538,555
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,596,091 issued and outstanding and 33,515,768 issued and outstanding, respectively)	34	34
Paid-in capital	874,351	873,063
Accumulated deficit	(321,604)	(190,657)
Total stockholders’ equity	552,781	682,440
Total liabilities and stockholders’ equity	$2,077,982	$2,220,995

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended
	December 31,
	2017	2016
Total revenue	$372,489	$339,241
Home construction and land sales expenses	311,660	285,578
Gross profit	60,829	53,663
Commissions	14,356	13,323
General and administrative expenses	37,285	36,388
Depreciation and amortization	2,507	2,677
Operating income	6,681	1,275
Equity in (loss) income of unconsolidated entities	(101)	22
Loss on extinguishment of debt	(25,904)	—
Other expense, net	(3,145)	(5,196)
Loss from continuing operations before income taxes	(22,469)	(3,899)
Expense (benefit) from income taxes	108,106	(2,540)
Loss from continuing operations	(130,575)	(1,359)
Loss from discontinued operations, net of tax	(372)	(70)
Net loss and comprehensive loss	$(130,947)	$(1,429)
Weighted average number of shares:
Basic and diluted	32,055	31,893
Basic and diluted loss per share:
Continuing operations	$(4.07)	$(0.04)
Discontinued operations	(0.01)	—
Total	$(4.08)	$(0.04)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(130,947)	$(1,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,507	2,677
Stock-based compensation expense	2,610	2,176
Inventory impairments and abandonments	450	—
Deferred and other income tax expense (benefit)	107,795	(2,707)
Write-off of deposit on legacy land investment	—	2,700
Gain on sale of fixed assets	(65)	(46)
Change in allowance for doubtful accounts	(1)	(4)
Equity in loss (income) of unconsolidated entities	88	(22)
Cash distributions of income from unconsolidated entities	50	6
Non-cash loss on extinguishment of debt	3,173	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,520	1,433
Decrease in income tax receivable	—	4
Increase in inventory	(83,205)	(39,543)
Decrease in other assets	1,252	1,906
Decrease in trade accounts payable	(5,949)	(17,444)
Decrease in other liabilities	(4,502)	(12,541)
Net cash used in operating activities	(102,224)	(62,834)
Cash flows from investing activities:
Capital expenditures	(3,702)	(2,874)
Proceeds from sale of fixed assets	84	46
Investments in unconsolidated entities	(421)	(1,397)
Return of capital from unconsolidated entities	—	1,621
Net cash used in investing activities	(4,039)	(2,604)
Cash flows from financing activities:
Repayment of debt	(401,481)	(2,525)
Proceeds from issuance of new debt	400,000	—
Debt issuance costs	(5,649)	(340)
Other financing activities	(1,322)	(387)
Net cash used in financing activities	(8,452)	(3,252)
Decrease in cash, cash equivalents and restricted cash	(114,715)	(68,690)
Cash, cash equivalents and restricted cash at beginning of period	304,609	243,276
Cash, cash equivalents and restricted cash at end of period	$189,894	$174,586

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business
Beazer Homes USA, Inc. is a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East and Southeast. Unless the context indicates otherwise, the terms “we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company” used in this Quarterly Report on Form 10-Q refer to Beazer Homes USA, Inc. and its subsidiaries.
Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality, while seeking to maximize our return on invested capital over the course of a housing cycle.
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (2017 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of our consolidated operations presented herein for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors. For further information and a discussion of our significant accounting policies other than those discussed below, refer to Note 2 to the audited consolidated financial statements within our 2017 Annual Report.
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
Our fiscal 2018 began on October 1, 2017 and ends on September 30, 2018. Our fiscal 2017 began on October 1, 2016 and ended on September 30, 2017.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2017 Annual Report. Our homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record land held for sale at the lower of the carrying value or fair value less costs to sell.
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
Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is to reconcile its cash and cash equivalents as per its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. The Company early adopted the guidance within ASU 2016-18 as of September 30, 2017. Therefore, changes in our restricted cash balances are no longer shown in our statements of cash flows, as these balances are included in the beginning and ending cash balances in our statements of cash flows.
The following table presents the changes to our unaudited consolidated statements of cash flows as of December 31, 2016 due to the adoption of ASU 2016-18:

(In thousands)	Three Months Ended December 31, 2016
Consolidated Statements of Cash Flows:
Net cash used in investing activities (as originally reported)	$(4,162)
Movements in restricted cash	1,558
Net cash used in investing activities (as re-casted)	$(2,604)
Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued financial statements. The Company early adopted this guidance as of December 31, 2017, and applied it to applicable transactions occurring during this period.
Income Taxes. In December 2017, the Securities and Exchange Commission Staff issued SAB 118, which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act (Tax Act). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company adopted the guidance of SAB 118 as of December 31, 2017. Refer to Note 10 for additional information on the Tax Act and the impact to our financial statements.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$—	$5,197
Land acquisitions for debt	—	5,555
Supplemental disclosure of cash activity:
Interest payments	$10,766	$11,824
Income tax payments	—	178
Tax refunds received	39	4
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$177,812	$158,623
Restricted cash	12,082	15,963
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$189,894	$174,586
(a) For the three months ended December 31, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures.
(4) Investments in Unconsolidated Entities
As of December 31, 2017, we participated in certain joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2017 and September 30, 2017:

(In thousands)	December 31, 2017	September 30, 2017
Beazer’s investment in unconsolidated entities	$4,277	$3,994
Total equity of unconsolidated entities	10,152	11,811
Total outstanding borrowings of unconsolidated entities	16,460	15,797
Our equity in (loss) income from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Equity in (loss) income of unconsolidated entities	$(101)	$22
For the three months ended December 31, 2017 and 2016, there were no impairments related to our investments in these unconsolidated entities.
Guarantees. Historically, our joint ventures typically obtain secured acquisition, development and construction financing, and Beazer and our joint venture partners had provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of December 31, 2017 and September 30, 2017, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.

We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2017 and 2016, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of December 31, 2017 and September 30, 2017:

(In thousands)	December 31, 2017	September 30, 2017
Homes under construction	$461,185	$419,312
Development projects in progress	830,827	785,777
Land held for future development	97,166	112,565
Land held for sale	19,258	17,759
Capitalized interest	144,847	139,203
Model homes	73,438	68,191
Total owned inventory	$1,626,721	$1,542,807

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 167 (with a cost of $54.3 million) and 171 (with a cost of $52.6 million) substantially completed homes that were not subject to a sales contract (spec homes) as of December 31, 2017 and September 30, 2017, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled, and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and is classified as such once certain criteria is met (refer to Note 2 to the audited consolidated financial statements within our 2017 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell.
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

Total owned inventory, by reportable segment, is presented by category in the table below as of December 31, 2017 and September 30, 2017:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2017
West Segment	$712,742	$71,647	$7,445	$791,834
East Segment	271,224	14,561	10,679	296,464
Southeast Segment (b)	329,589	10,958	1,110	341,657
Corporate and unallocated (c)	196,742	—	24	196,766
Total	$1,510,297	$97,166	$19,258	$1,626,721
September 30, 2017
West Segment	$673,828	$87,231	$3,848	$764,907
East Segment	250,002	14,391	11,578	275,971
Southeast Segment	301,268	10,943	1,233	313,444
Corporate and unallocated (c)	187,385	—	1,100	188,485
Total	$1,412,483	$112,565	$17,759	$1,542,807
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest and model homes categories from the preceding table.
(b) In December 2017, we acquired more than 450 lots spread across four new home communities in Raleigh and three in Myrtle Beach in the Southeast segment from Bill Clark Homes. The transaction value was approximately $29.0 million and the assets were reported in the Southeast segment.
(c) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment. Land held for sale amount includes parcels held by our discontinued operations.
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
For the quarter ended December 31, 2017, there were two communities on our quarterly watch list, one in the West segment and the other in the Southeast segment. However, none of these communities required further analysis to be performed after considering certain qualitative factors. For the quarter ended December 31, 2016, there were eight communities on our quarterly watch list, seven in our West segment and one in our East segment. However, none of these communities required further impairment analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors.

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
The following table presents our total impairment and abandonment charges for the period presented:

Three Months Ended December 31,
(In thousands)	2017
Discontinued Operations:
Land Held for Sale	$450
Total impairment and abandonment charges	$450
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2017 and September 30, 2017:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of December 31, 2017
Unconsolidated lot option agreements	$92,864	$380,378
As of September 30, 2017
Unconsolidated lot option agreements	$91,854	$408,300
(6) Interest
Our ability to capitalize interest incurred during the three months ended December 31, 2017 and 2016 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
(In thousands)	2017	2016
Capitalized interest in inventory, beginning of period	$139,203	$138,108
Interest incurred	25,555	27,087
Interest expense not qualified for capitalization and included as other expense (a)	(3,435)	(5,252)
Capitalized interest amortized to home construction and land sales expenses (b)	(16,476)	(15,644)
Capitalized interest in inventory, end of period	$144,847	$144,299

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
(7) Borrowings
As of December 31, 2017 and September 30, 2017, we had the following debt, net of premiums/discounts and unamortized debt issuance costs:

(In thousands)	Maturity Date	December 31, 2017	September 30, 2017
5 3/4% Senior Notes	June 2019	$96,393	$321,393
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	24,834	199,834
6 3/4% Senior Notes	March 2025	250,000	250,000
5 7/8% Senior Notes	October 2027	400,000	—
Unamortized debt premium, net		3,220	3,413
Unamortized debt issuance costs		(16,545)	(14,800)
Total Senior Notes, net		1,257,902	1,259,840
Junior Subordinated Notes (net of unamortized accretion of $38,320 and $38,837, respectively)	July 2036	62,453	61,937
Other Secured Notes payable	Various Dates	4,154	5,635
Total debt, net		$1,324,509	$1,327,412
Secured Revolving Credit Facility. Our Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. In October 2017, we executed a Fourth Amendment to the Facility. The Fourth Amendment (1) extends the termination date of the Facility from February 15, 2019 to February 15, 2020; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $180.0 million to $200.0 million; and (3) includes a condition that allows the Facility to be increased by an additional $50 million to $250 million, subject to the approval of any lenders providing any such increase. The aggregate collateral ratio (as defined by the underlying Credit Agreement) remained at 4.00 to 1.00 and the after-acquired exclusionary condition (also as defined by the underlying Credit Agreement) remained at $800.0 million. The Facility continues to be with three lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2017 Annual Report.
As of December 31, 2017 and September 30, 2017, we had no borrowings outstanding under the Facility, but had $34.2 million and $34.7 million in letters of credit outstanding, respectively, leaving us with $165.8 million and $145.3 million in remaining capacity, respectively. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of December 31, 2017, we were in compliance with all such covenants.
Letter of Credit Facilities. We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of December 31, 2017 and September 30, 2017, we had letters of credit outstanding under these additional facilities of $10.7 million and $10.8 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.
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

The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of December 31, 2017.
In October 2017, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2027 Notes). Interest on the 2027 Notes is payable semi-annually, beginning on April 15, 2018. The 2027 Notes will mature on October 15, 2027. We may redeem the 2027 Notes at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to October 15, 2022, we may redeem up to 35% of the aggregate principal amount of the 2027 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 105.875% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2027 Notes originally issued remains outstanding immediately after such redemption. Upon the occurrence of certain specified changes of control, the holders of the 2027 Notes will have the right to require us to purchase all or a part of the notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date. The covenants related to the 2027 Notes are consistent with our other senior notes.
The proceeds of the 2027 Notes, as well as $34.5 million cash on hand, were used to redeem $225.0 million of our 5.75% unsecured Senior Notes due 2019 and $175.0 million of our 7.25% unsecured Senior Notes due 2023, resulting in a loss on extinguishment of debt of $25.9 million, of which $3.2 million was a non-cash write-off of debt issuance and discount costs.
In March 2017, we issued and sold $250 million aggregate principal amount of 6.75% unsecured Senior Notes due March 2025 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2025 Notes). Interest on the 2025 Notes is payable semi-annually, beginning on September 15, 2017. The 2025 Notes will mature on March 15, 2025. We may redeem the 2025 Notes at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 106.75% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2025 Notes originally issued remains outstanding immediately after such redemption. Upon the occurrence of certain specified changes of control, the holders of the 2025 Notes will have the right to require us to purchase all or a part of the notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date. The covenants related to the 2025 Notes are consistent with our other senior notes.

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

5 7/8% Senior Notes	October 2017	October 2027
Callable at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after October 15, 2022, callable at a redemption price equal to 102.938% of the principal amount; on or after October 15, 2023, callable at a redemption price equal to 101.958% of the principal amount; on or after October 15, 2024, callable at a redemption price equal to 100.979% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

Junior Subordinated Notes. Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.12% as of December 31, 2017 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed subsequently, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2017, the unamortized accretion was $38.3 million and will be amortized over the remaining life of the notes. As of December 31, 2017, we were in compliance with all covenants under our Junior Subordinated Notes.
Other Secured Notes Payable. We periodically acquire land through the issuance of notes payable. As of December 31, 2017 and September 30, 2017, we had outstanding secured notes payable of $4.2 million and $5.6 million, respectively, primarily related to land acquisitions. These secured notes payable related to land acquisitions have varying expiration dates between 2018 and 2019, and have a weighted-average fixed interest rate of 1.56% as of December 31, 2017. These notes are secured by the real estate to which they relate.

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
Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Balance at beginning of period	$18,091	$39,131
Accruals for warranties issued (a)	4,212	2,658
Changes in liability related to warranties existing in prior periods (b)	(2,296)	5,392
Payments made (b)	(4,191)	(14,872)
Balance at end of period	$15,816	$32,309
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
Florida Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). Through December 31, 2017, we cumulatively recorded charges related to these issues of $85.2 million.
During the three months ended December 31, 2017, we reduced our warranty reserve related to the Florida stucco issues by $0.4 million, compared to an increase of $4.6 million in the prior year. As of December 31, 2017, 709 homes have been identified as likely to require repairs, of which 664 homes have been repaired. We anticipate the majority of the remaining repairs in our Florida communities will be completed during fiscal 2018. We made payments related to the Florida stucco issues of $1.1 million during the three months ended December 31, 2017, including payments on fully repaired homes, as well as payments on homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $3.2 million as of December 31, 2017, which is included in our overall warranty liability detailed above. As of December 31, 2017, the cost to repair the homes in the impacted communities, where it is not deemed likely to require repairs and, therefore, no reserve has been established, would be approximately $2.5 million if the current cost estimates were applied to these additional homes. For additional information related to the Florida stucco issues, refer to Note 9 of the notes to the consolidated financial statements in our 2017 Annual Report.
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
We adjust our insurance receivable balance each quarter to reflect our estimate of future costs to be incurred, as well as amounts received from our insurers. These adjustments were a decrease of $0.2 million during the three months ended December 31, 2017 to reflect the amount that we deem probable of receiving. The changes to our insurance receivable fully offset the current three month period movements in our reserve related to the Florida stucco issues. For the three months ended December 31, 2016, $3.9 million was recorded in insurance recoveries. Through December 31, 2017, receivables recorded related to the Florida stucco issues cumulatively total $82.8 million.
Amounts recorded for anticipated insurance recoveries are reflected within our consolidated statements of income as a reduction of our home construction expenses, and associated amounts not yet received from our insurer are recorded on a gross basis, i.e., not net of any associated warranty expense, as a receivable within accounts receivable on our consolidated balance sheets.
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
Litigation
From time-to-time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of December 31, 2017, no liability has been recorded for any additional claims related to this matter, as such exposure is not both probable and reasonably estimable.
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
We have an accrual of $4.0 million and $3.9 million in other liabilities on our consolidated balance sheets for litigation and related matters, excluding warranty, as of December 31, 2017 and September 30, 2017, respectively.
We had outstanding letters of credit and performance bonds of approximately $44.9 million and $229.3 million, respectively, as of December 31, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments.

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
The following table presents the period-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3	Total
Three Months Ended December 31, 2017
Deferred compensation plan assets (a)	$—	$1,357	$—	$1,357
Land held for sale (b)	—	—	642	642
Three Months Ended December 31, 2016
Deferred compensation plan assets (a)	$—	$1,006	$—	$1,006
As of September 30, 2017
Deferred compensation plan assets (a)	$—	$1,114	$—	$1,114
Development projects in progress (b)	—	—	3,791	3,791
Land held for sale (b)	—	—	325	325
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
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of December 31, 2017 and September 30, 2017:

	As of December 31, 2017		As of September 30, 2017
(In thousands)	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,257,902	$1,338,675	$1,259,840	$1,355,657
Junior Subordinated Notes	62,453	62,453	61,937	61,937
	$1,320,355	$1,401,128	$1,321,777	$1,417,594

(a) Carrying amounts are net of unamortized debt premium/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(10) Income Taxes
Income Tax Provision. Our income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Our total income tax provision, including discontinued operations, was a tax expense of $108.0 million for the three months ended December 31, 2017, compared to an income tax benefit of $2.6 million for the three months ended December 31, 2016. Our current fiscal year income tax expense was primarily driven by (1) the remeasurement of our deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act) during the quarter; and (2) several discrete tax expenses, including the impacts to our stock-based compensation expense as a result of current period activity; both partially offset by (3) the loss incurred from continuing operations. The tax benefit for the three months ended December 31, 2016 was primarily driven by our loss from continuing operations and the Company's completion of work necessary to claim an additional $1.2 million in tax credits, which were recorded in our fiscal 2017 but related to our fiscal 2016.
Deferred Tax Assets and Liabilities. The Tax Act is comprehensive tax reform legislation that was enacted by the U.S. government on December 22, 2017. The Tax Act includes significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35% to 21%. Additionally, the Tax Act establishes new laws that will impact our fiscal 2019, including, but not limited to, eliminating the corporate alternative minimum tax (AMT), changes to how existing AMT credits can be realized, and imposing new limitations on the deductibility of certain executive compensation.
In connection with our initial analysis of the Tax Act's impacts, and in accordance with the guidance in SAB 118, we recorded a discrete net tax expense of $112.6 million in the period ending December 31, 2017. This net expense is primarily related to the corporate tax rate reduction and the associated remeasurement of our deferred tax assets. While we have recorded a provisional tax expense of $112.6 million based on reasonable estimates of the impact for the reduction in the corporate tax rate, our estimate may be affected by additional analyses related to the Tax Act and temporary differences that will reverse during our fiscal 2018 and subsequent tax years.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of September 30, 2017 and again as of December 31, 2017, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both the positive and negative factors that impact our profitability, and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Although the Tax Act may result in changes to our taxable income in the future, we do not anticipate these changes would be significant enough to result in a change in our estimate when taken into account with all our factors. As of December 31, 2017, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2017, and are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2017 Annual Report.
(11) Stock-based Compensation
Our total stock-based compensation expense is included in G&A expenses in our consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended December 31,
(In thousands)	2017	2016
Stock options expense	$60	$107
Restricted stock awards expense	2,550	2,069
Before tax stock-based compensation expense	2,610	2,176
Tax benefit	(662)	(774)
After tax stock-based compensation expense	$1,948	$1,402
During the three months ended December 31, 2017 and 2016, employees surrendered 62,231 shares and 30,018 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued this stock at the market price on the date of surrender, for an aggregate value of approximately $1.3 million and $0.4 million for the three months ended December 31, 2017 and 2016, respectively.

Stock Options. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. As of December 31, 2017, the intrinsic value of our stock options outstanding, vested and expected to vest and exercisable were $2.9 million, $2.9 million and $1.9 million, respectively. As of December 31, 2017 and September 30, 2017, there were $0.4 million and $0.3 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of December 31, 2017 is expected to be recognized over a weighted-average period of 2.0 years.

During the three months ended December 31, 2017, we issued 23,680 stock options, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the Employee Stock Option Program (EOP; refer to Note 16 of the notes to the consolidated financial statements in our 2017 Annual Report). We used the following assumptions for stock options granted, which derived the weighted average fair value shown, for the period presented:

Three Months Ended
December 31, 2017
Expected life of options	5.0 years
Expected volatility	44.71%
Expected dividends	—
Weighted average risk-free interest rate	2.06%
Weighted average fair value	$8.49
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
Activity related to stock options for the periods presented is as follows:

	Three Months Ended
	December 31, 2017
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	593,753	$14.76
Granted	23,680	20.46
Exercised	(1,666)	7.56
Expired	(56,967)	23.65
Forfeited	(2,641)	13.87
Outstanding at end of period	556,159	$14.11
Exercisable at end of period	435,432	$14.81
Vested or expected to vest in the future	554,381	$14.11
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2017 and September 30, 2017, there was $14.7 million and $8.8 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of December 31, 2017 is expected to be recognized over a weighted average period of 2.0 years.
We issued two types of restricted stock awards during the three months ended December 31, 2017 as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions; and (2) time-based restricted stock awards. Each award type is discussed further below.

Performance-Based Restricted Stock Awards. During the three months ended December 31, 2017, we issued 144,746 shares of performance-based restricted stock (2018 Performance Shares) to our executive officers and certain other employees with market conditions. The 2018 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on these financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2018 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $22.40 per share on the date of grant.
A Monte Carlo valuation model requires the following inputs: (1) the expected dividend yield on the underlying stock; (2) the expected price volatility of the underlying stock; (3) the risk-free interest rate for the period corresponding with the expected term of the award; and (4) the fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used in the Monte Carlo valuation model to determine the fair value as of the grant date for the 2018 Performance Shares: 0% dividend yield for the Company; expected price volatility ranging from 21.1% to 50.0%; and a risk-free interest rate of 1.81%. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.
Each Performance Share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Any 2018 Performance Shares earned in excess of the target number of 144,746 shares may be settled in cash or additional shares at the discretion of the Compensation Committee of our Board of Directors. Any portion of these that do not vest at the end of the period will be forfeited.
Time-Based Restricted Stock Awards. During three months ended December 31, 2017, we also issued 189,372 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers and certain other employees. The Restricted Shares granted to our non-employee directors vest on the one-year anniversary of the date of grant, while the Restricted Shares granted to our executive officers and other employees vest ratably on each anniversary over three years from the date of grant.
Activity relating to restricted stock awards for the period presented is as follows:

	Three Months Ended December 31, 2017
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	668,766	$15.72	872,181	$16.47	1,540,947	$16.14
Granted	144,746	22.40	189,372	20.46	334,118	21.30
Vested	—	—	(225,332)	14.01	(225,332)	14.01
Forfeited	(185,601)	19.03	(8,144)	16.49	(193,745)	18.92
End of period	627,911	$16.28	828,077	$18.06	1,455,988	$17.29

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
The Company reported a net loss for both the three months ended December 31, 2017 and December 31, 2016, accordingly, for these respective periods, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the three months ended December 31, 2017 and December 31, 2016, respectively, 1.4 million and 1.5 million shares related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.

(13) Other Liabilities
Our other liabilities include the following as of December 31, 2017 and September 30, 2017:

(In thousands)	December 31, 2017	September 30, 2017
Accrued interest	$24,653	$11,024
Accrued bonus and deferred compensation	16,638	36,753
Accrued warranty expense	15,816	18,091
Customer deposits	13,837	11,704
Litigation accrual	3,970	3,899
Income tax liabilities	1,033	811
Other	27,210	25,377
Total other liabilities	$103,157	$107,659

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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are described in Note 2 to the consolidated financial statements within our 2017 Annual Report.
The following tables contain our revenue, operating income and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Revenue
West	$177,971	$171,749
East	88,853	84,159
Southeast	105,665	83,333
Total revenue	$372,489	$339,241

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Operating income (a)
West	$21,110	$21,015
East (b)	7,396	1,557
Southeast	6,910	5,015
Segment total	35,416	27,587
Corporate and unallocated (c)	(28,735)	(26,312)
Total operating income	$6,681	$1,275

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Depreciation and amortization
West	$1,256	$1,248
East	439	529
Southeast	579	466
Segment total	2,274	2,243
Corporate and unallocated (c)	233	434
Total depreciation and amortization	$2,507	$2,677
(a) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
(b) Operating income for our East segment for the three months ended December 31, 2016 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed uncollectible.
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
The following table contains our capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Capital Expenditures
West	$1,776	$1,184
East	595	771
Southeast	743	618
Corporate and unallocated	588	301
Total capital expenditures	$3,702	$2,874

The following table contains our asset balance by segment as of December 31, 2017 and September 30, 2017:

(In thousands)	December 31, 2017	September 30, 2017
Assets
West	$810,232	$779,964
East	303,429	298,532
Southeast	354,659	331,618
Corporate and unallocated (a)	609,662	810,881
Total assets	$2,077,982	$2,220,995
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

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2017
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$180,282	$3,047	$730	$(6,247)	$177,812
Restricted cash	10,941	1,141	—	—	12,082
Accounts receivable (net of allowance of $329)	—	31,804	—	—	31,804
Income tax receivable	88	—	—	—	88
Owned inventory	—	1,626,721	—	—	1,626,721
Investments in unconsolidated entities	773	3,504	—	—	4,277
Deferred tax assets, net	200,101	—	—	—	200,101
Property and equipment, net	—	18,742	—	—	18,742
Investments in subsidiaries	710,741	—	—	(710,741)	—
Intercompany	796,658	—	2,331	(798,989)	—
Other assets	908	5,447	—	—	6,355
Total assets	$1,900,492	$1,690,406	$3,061	$(1,515,977)	$2,077,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$97,535	$—	$—	$97,535
Other liabilities	25,025	77,882	250	—	103,157
Intercompany	2,331	802,905	—	(805,236)	—
Total debt (net of premium and debt issuance costs)	1,320,355	4,154	—	—	1,324,509
Total liabilities	1,347,711	982,476	250	(805,236)	1,525,201
Stockholders’ equity	552,781	707,930	2,811	(710,741)	552,781
Total liabilities and stockholders’ equity	$1,900,492	$1,690,406	$3,061	$(1,515,977)	$2,077,982

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2017
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$283,191	$15,393	$724	$(7,161)	$292,147
Restricted cash	11,001	1,461	—	—	12,462
Accounts receivable (net of allowance of $330)	—	36,322	1	—	36,323
Income tax receivable	88	—	—	—	88
Owned inventory	—	1,542,807	—	—	1,542,807
Investments in unconsolidated entities	773	3,221	—	—	3,994
Deferred tax assets, net	307,896	—	—	—	307,896
Property and equipment, net	—	17,566	—	—	17,566
Investments in subsidiaries	808,067	—	—	(808,067)	—
Intercompany	606,168	—	2,337	(608,505)	—
Other assets	599	7,098	15	—	7,712
Total assets	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$103,484	$—	$—	$103,484
Other liabilities	11,229	96,189	241	—	107,659
Intercompany	2,337	613,329	—	(615,666)	—
Total debt (net of premium and debt issuance costs)	1,321,777	5,635	—	—	1,327,412
Total liabilities	1,335,343	818,637	241	(615,666)	1,538,555
Stockholders’ equity	682,440	805,231	2,836	(808,067)	682,440
Total liabilities and stockholders’ equity	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income (Loss) and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2017
Total revenue	$—	$372,489	$14	$(14)	$372,489
Home construction and land sales expenses	16,468	295,206	—	(14)	311,660
Gross (loss) profit	(16,468)	77,283	14	—	60,829
Commissions	—	14,356	—	—	14,356
General and administrative expenses	—	37,244	41	—	37,285
Depreciation and amortization	—	2,507	—	—	2,507
Operating (loss) income	(16,468)	23,176	(27)	—	6,681
Equity in loss of unconsolidated entities	—	(101)	—	—	(101)
Loss on extinguishment of debt	(25,904)	—	—	—	(25,904)
Other (expense) income, net	(3,435)	296	(6)	—	(3,145)
(Loss) income before income taxes	(45,807)	23,371	(33)	—	(22,469)
(Benefit) expense from income taxes	(12,185)	120,303	(12)	—	108,106
Equity in income of subsidiaries	(96,953)	—	—	96,953	—
Loss from continuing operations	(130,575)	(96,932)	(21)	96,953	(130,575)
Loss from discontinued operations	—	(369)	(3)	—	(372)
Equity in loss of subsidiaries from discontinued operations	(372)	—	—	372	—
Net loss and comprehensive loss	$(130,947)	$(97,301)	$(24)	$97,325	$(130,947)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2016
Total revenue	$—	$339,241	$36	$(36)	$339,241
Home construction and land sales expenses	15,644	269,970	—	(36)	285,578
Gross (loss) profit	(15,644)	69,271	36	—	53,663
Commissions	—	13,323	—	—	13,323
General and administrative expenses	—	36,365	23	—	36,388
Depreciation and amortization	—	2,677	—	—	2,677
Operating (loss) income	(15,644)	16,906	13	—	1,275
Equity in income of unconsolidated entities	—	22	—	—	22
Other (expense) income, net	(5,252)	57	(1)	—	(5,196)
(Loss) income before income taxes	(20,896)	16,985	12	—	(3,899)
(Benefit) expense from income taxes	(7,569)	5,025	4	—	(2,540)
Equity in income of subsidiaries	11,968	—	—	(11,968)	—
(Loss) income from continuing operations	(1,359)	11,960	8	(11,968)	(1,359)
Loss from discontinued operations	(70)	—	—	—	(70)
Equity in loss of subsidiaries from discontinued operations	—	(67)	(3)	70	—
Net (loss) income and comprehensive (loss) income	$(1,429)	$11,893	$5	$(11,898)	$(1,429)

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2017
Net cash provided by (used in) operating activities	$91,465	$(193,721)	$32	$—	$(102,224)
Cash flows from investing activities:
Capital expenditures	—	(3,702)	—	—	(3,702)
Proceeds from sale of fixed assets	—	84	—	—	84
Investments in unconsolidated entities	—	(421)	—	—	(421)
Advances to/from subsidiaries	(187,451)	—	(26)	187,477	—
Net cash used in investing activities	(187,451)	(4,039)	(26)	187,477	(4,039)
Cash flows from financing activities:
Repayment of debt	(400,012)	(1,469)	—	—	(401,481)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Debt issuance costs	(5,649)	—	—	—	(5,649)
Advances to/from subsidiaries	—	186,563	—	(186,563)	—
Other financing activities	(1,322)	—	—	—	(1,322)
Net cash (used in) provided by financing activities	(6,983)	185,094	—	(186,563)	(8,452)
(Decrease) increase in cash, cash equivalents and restricted cash	(102,969)	(12,666)	6	914	(114,715)
Cash, cash equivalents and restricted cash at beginning of period	294,192	16,854	724	(7,161)	304,609
Cash, cash equivalents and restricted cash at end of period	$191,223	$4,188	$730	$(6,247)	$189,894

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2016
Net cash used in operating activities	$(2,902)	$(59,928)	$(4)	$—	$(62,834)
Cash flows from investing activities:
Capital expenditures	—	(2,874)	—	—	(2,874)
Proceeds from sale of fixed assets	—	46	—	—	46
Investments in unconsolidated entities	—	(1,397)	—	—	(1,397)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Advances to/from subsidiaries	(50,314)	—	—	50,314	—
Net cash used in investing activities	(50,314)	(2,604)	—	50,314	(2,604)
Cash flows from financing activities:
Repayment of debt	—	(2,525)	—	—	(2,525)
Debt issuance costs	(340)	—	—	—	(340)
Advances to/from subsidiaries	—	52,224	(2)	(52,222)	—
Other financing activities	(387)	—	—	—	(387)
Net cash (used in) provided by financing activities	(727)	49,699	(2)	(52,222)	(3,252)
Decrease in cash, cash equivalents and restricted cash	(53,943)	(12,833)	(6)	(1,908)	(68,690)
Cash, cash equivalents and restricted cash at beginning of period	228,513	18,404	859	(4,500)	243,276
Cash, cash equivalents and restricted cash at end of period	$174,570	$5,571	$853	$(6,408)	$174,586

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited condensed consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of December 31, 2017 or September 30, 2017. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of income. The results of our discontinued operations in the unaudited condensed consolidated statements of income for the periods presented were as follows:

	Three Months Ended
	December 31,
(In thousands)	2017	2016
Total revenue	$625	$—
Home construction and land sales expenses	667	78
Inventory impairments and lot option abandonments	450	—
Gross loss	(492)	(78)
General and administrative expenses	16	31
Operating loss	(508)	(109)
Equity in income of unconsolidated entities	12	—
Other expense, net	(3)	—
Loss from discontinued operations before income taxes	(499)	(109)
Benefit from income taxes	(127)	(39)
Loss from discontinued operations, net of tax	$(372)	$(70)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of demographic and economic factors, including household formation, job and wage growth, the availability and cost of mortgage financing, the supply of new and existing homes, home price affordability and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. Additionally, changes in government policy, including tax-related issues, could have a significant impact on the demand for housing. For example, the recently enacted Tax Cuts and Jobs Act includes provisions related to the deductibility of mortgage interest and state and local taxes, which could have an impact on the overall demand for home ownership. In general, these factors are contributing to stable and modestly improving conditions for new home sales, but there are risks and challenges that could adversely impact our business in fiscal 2018 and beyond. On the positive side are rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards. Challenges include early signs of home price affordability constraints (largely driven by the historically low levels of homes available for sale and still constrained level of new home construction), as well as volatility in domestic and international financial markets. Overall, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal First Quarter
We continued toward achieving our “2B-10” goals and the execution of our balanced growth strategy. Additionally, we successfully improved our balance sheet by extending debt maturities and reducing our cash interest expense. We also activated an additional land parcel previously classified as land held for future development.
In December 2017, we acquired more than 450 lots spread across four new home communities in Raleigh and three in Myrtle Beach from Bill Clark Homes. These communities have been incorporated into the Company’s existing operations in these respective divisions and will contribute to both revenue and Adjusted EBITDA in fiscal 2018. The transaction value was approximately $29.0 million and was funded from available cash.
Profitability
For the quarter ended December 31, 2017, we recorded a net loss from continuing operations of $130.6 million, a decline of $129.2 million over the prior year quarter's net loss from continuing operations of $1.4 million. The following items impacted the comparability of our results from continuing operations between periods: (1) we recorded a tax expense of $112.6 million in the current quarter due to the remeasurement of our deferred tax assets as a result of the recently passed Tax Cuts and Jobs Act (see Note 10 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q); and (2) we recorded a $25.9 million loss on extinguishment of debt during the current quarter, compared to none in the prior year quarter.
Looking at our underlying operating results, year-over-year closings increased by 7.1%, from 995 in the prior year quarter to 1,066 in the current quarter, and our average selling price (ASP) increased by 2.1%, from $337.8 thousand in the prior year quarter to $345.0 thousand in the current quarter. Combined, these factors resulted in a 9.4% increase in homebuilding revenue, which climbed from $336.1 million in the prior year quarter to $367.8 million in the current quarter. Our homebuilding gross margin, excluding impairments, abandonments and interest, showed year-over-year improvement to 20.9% in the current quarter from 20.5% in the prior year quarter. Commission expense was higher year-over-year due to the revenue increase, but decreased slightly as a percentage of homebuilding revenue. Finally, our general and administrative expenses (G&A) increased year-over-year by $0.9 million, but declined as a percentage of total revenue from 10.7% in the prior year quarter to 10.0% in the current quarter.
New order activity in the current quarter was 10.4% higher than the prior year quarter as we sold 1,110 units compared to 1,005 last year. Sales per community also increased year-over-year as we sold 2.4 homes per community per month in the current quarter compared to 2.2 in last year’s quarter, a 10.9% increase. We ended the quarter with a backlog of 1,899 units, which represents a 1.4% decrease from the 1,926 backlog units we had as of the end of the prior year quarter. The current quarter ending backlog has an ASP of $370.9 thousand, a year-over-year increase of 7.2%, leading to a 5.7% increase in the dollar value of our backlog compared to the prior year quarter.
Debt Reduction and Capital Efficiency
During the first quarter of our fiscal 2018, we successfully extended our maturities and decreased future interest expense by approximately $2.1 million annually through the issuance of $400.0 million in unsecured Senior Notes due 2027. The proceeds from the issuance of the Senior Notes due 2027 were used, as well as cash on hand, to redeem $225.0 million of our Senior Notes due 2019 and $175.0 million of our Senior Notes due 2023. We anticipate redeeming the remaining $96.4 million of the Senior

Notes due 2019 by the end of the current fiscal year, as the fulfillment of our previously announced debt reduction plan. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for further discussion of our outstanding borrowings.
We have employed a number of strategies to improve capital efficiency, including greater use of option contracts and land banking, acquisition of shorter duration land parcels and activation of previously land held for future development communities. As of December 31, 2017, our land held for future development balance declined by approximately $15.4 million from September 30, 2017, primarily due to the activation of a parcel for homebuilding activities.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. Since the plan's introduction, we have consistently noted that there are many paths to achieving our underlying goal of $200 million of Adjusted EBITDA, and we continually revisit our established ranges for each metric. We remain committed to reaching the “2B-10” objectives as soon as possible, and expect to reach them by making further improvements in each of the five key metrics embedded in the plan: (1) sales per community per month (our absorption rate); (2) ASP; (3) active community count; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative expenses (SG&A) as a percentage of total revenue.
Since introducing our “2B-10” plan, we have made significant progress toward achieving our goals, having more than doubled our revenue and our Adjusted EBITDA, with trailing twelve month Adjusted EBITDA reaching $182.7 million as of December 31, 2017, compared to $154.8 million as of December 31, 2016 and $86.3 million at the time we introduced the plan (as of September 30, 2013). Our progress on each metric is discussed in more detail below:

•
Sales per community per month was 2.4 and 2.2 for the quarters ended December 31, 2017 and December 31, 2016, respectively. Our strong emphasis on sales absorptions allowed us to expand the unit and dollar value of our backlog despite higher year-over-year closings and a smaller community count. Sales per community per month increased to 3.0 for the trailing 12 months ended December 31, 2017 versus 2.8 a year ago, and is within the range established in our “2B-10” plan of 2.8 to 3.2. We continue to believe that we are among the industry leaders in sales absorption rates, and are focused on driving further increases in our sales pace moving forward.

•
Our ASP for homes closed during the quarter ended December 31, 2017 was $345.0 thousand, up 2.1% compared to the prior year. ASP for closings during the trailing 12 months ended December 31, 2017 was $344.4 thousand, up 3.6% year-over-year, and our ASP in backlog as of December 31, 2017 has risen 7.2% versus the prior year quarter to $370.9 thousand. Our targeted "2B-10" metric for ASP is a range of $340.0 thousand to $350.0 thousand.

•
During the current quarter, we had an average active community count of 155, down 0.4% from the prior year quarter, and ended the quarter with 156 active communities. We expect our year-over-year increase in spending on land and land development activities to lead to growth in community count going forward. We invested $141.7 million in land and land development during the current quarter, compared to $103.2 million in the prior year quarter. We consistently evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage with land acquisition strategies that minimize our capital employed. Our “2B-10” target metric is an active community count range between 170 and 175.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended December 31, 2017 was 20.9%, up from 20.5% in the prior year quarter. For the trailing 12 months ended December 31, 2017, this adjusted gross margin was 21.3%, which is within our “2B-10” target metric range of 21.0% to 22.0%. Our homebuilding gross margin has been favorably impacted this year by a number of factors, including our efforts to reduce construction costs, improve cycle time, raise home prices where possible and, to a lesser extent, some non-recurring benefits. Working against these efforts have been increases in land costs, driven by the location and structure of our land deals, cost pressures in certain labor and material categories and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins).

•
SG&A for the quarter ended December 31, 2017 was 13.9% of total revenue, compared to 14.7% in the prior year quarter. A $2.7 million charge was recorded within our SG&A during the prior year quarter to write off an uncollectible deposit on a legacy investment, and excluding this write-off, our SG&A as a percentage of homebuilding revenue was flat year-over-year. SG&A for the trailing 12 months ended December 31, 2017 was 12.2% of total revenue, a decrease of 40 basis points from the prior year. Although SG&A for the trailing 12 months remains slightly above our “2B-10” target range of 11.0% to 12.0%, we believe that revenue growth in our fiscal 2018 and beyond will allow us to attain our “2B-10” target range.

For the trailing 12 months ended December 31, 2017, our revenue was $1.9 billion, up 7.3% year-over-year. Excluding the non-recurring items detailed in the full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended December 31, 2017 increased $27.9 million, or 18.1%, to $182.7 million. We expect to continue focusing on our “2B-10” metrics during fiscal 2018, with particular emphasis on driving sales absorptions and improving our SG&A leverage.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three months ended December 31, 2017 may not accurately predict our ultimate full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
($ in thousands)	2017	2016
Revenues:
Homebuilding	$367,754	$336,126
Land sales and other	4,735	3,115
Total	$372,489	$339,241
Gross profit:
Homebuilding	$60,232	$53,204
Land sales and other	597	459
Total	$60,829	$53,663
Gross margin:
Homebuilding	16.4%	15.8%
Land sales and other	12.6%	14.7%
Total	16.3%	15.8%
Commissions	$14,356	$13,323
General and administrative expenses (G&A) (a)	37,285	36,388
SG&A (commissions plus G&A) as a percentage of total revenue	13.9%	14.7%
G&A as a percentage of total revenue	10.0%	10.7%
Depreciation and amortization	$2,507	$2,677
Operating income	$6,681	$1,275
Operating income as a percentage of total revenue	1.8%	0.4%
Effective Tax Rate (b)	(481.1)%	65.1%
Equity in (loss) income of unconsolidated entities	$(101)	$22
Loss on extinguishment of debt	25,904	—
(a) In addition to other items impacting G&A, for the three months ended December 31, 2016, this metric was impacted by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed uncollectible.
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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31, (a)
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
Net (loss) income	$(130,947)	$(1,429)	$(129,518)	$(97,705)	$2,265	$(99,970)
Expense (benefit) from income taxes	107,979	(2,579)	110,558	113,179	13,139	100,040
Interest amortized to home construction and land sales expenses and capitalized interest impaired	16,476	15,644	832	89,652	81,315	8,337
Interest expense not qualified for capitalization	3,435	5,252	(1,817)	13,819	23,208	(9,389)
EBIT	(3,057)	16,888	(19,945)	118,945	119,927	(982)
Depreciation and amortization and stock-based compensation amortization	5,117	4,859	258	22,431	21,864	567
EBITDA	2,060	21,747	(19,687)	141,376	141,791	(415)
Loss on extinguishment of debt	25,904	—	25,904	38,534	12,595	25,939
Inventory impairments and abandonments (b)	450	—	450	2,839	13,216	(10,377)
Additional insurance recoveries from third-party insurer	—	—	—	—	(15,500)	15,500
Write-off of deposit on legacy land investment	—	2,700	(2,700)	—	2,700	(2,700)
Adjusted EBITDA	$28,414	$24,447	$3,967	$182,749	$154,802	$27,947
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data

The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2017	2016	17 vs 16	2017	2016
West	534	467	14.3%	18.5%	20.2%
East	259	228	13.6%	23.1%	22.7%
Southeast	317	310	2.3%	15.9%	21.5%
Total	1,110	1,005	10.4%	18.9%	21.2%
Sales per community per month was 2.4 and 2.2 for the quarters ended December 31, 2017 and December 31, 2016, respectively, an increase of 10.9%, driven by our continued emphasis on sales absorptions. Our year-over-year absorptions improved in the majority of our markets, driven by our community mix and the maturation of certain communities versus the prior year quarter. Our average active communities declined slightly by 0.4% year-over-year, from 156 to 155 during the quarter ended December 31, 2017, partially offsetting our stronger absorptions and ultimately resulting in a 10.4% increase in new orders, net.
For the three months ended December 31, 2017, the increase in new orders, net in our West segment was mainly attributable to a significant year-over-year increase in our Las Vegas market, where new order activity from former land held for future development parcels was a strong contributor to the year-over-year increase we experienced. The increase in new orders, net in our East segment for the three months ended December 31, 2017 was mainly attributable to a significant year-over-year increase in our Maryland market, where we experienced increases in sales pace. Finally, the year-over-year increase in new orders, net for the three months ended December 31, 2017 in our Southeast segment was primarily driven by our Atlanta market, due to a strong sales performance in certain communities. In addition, our Southeast segment recorded 21 sales across our Raleigh and Myrtle Beach markets related to the assets acquired from Bill Clark Homes as of December 31, 2017.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP for homes in backlog as of December 31, 2017 and December 31, 2016:

	As of December 31,
	2017	2016	17 vs 16
Backlog Units:
West	887	785	13.0%
East	447	455	(1.8)%
Southeast	565	686	(17.6)%
Total	1,899	1,926	(1.4)%
Aggregate dollar value of homes in backlog (in millions)	$704.4	$666.1	5.7%
ASP in backlog (in thousands)	$370.9	$345.8	7.2%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. Backlog units as of December 31, 2017 decreased by 1.4% over the prior year due to a 7.1% improvement in our year-over-year closings. We entered the current quarter with fewer backlog units when compared to the prior year period, but, despite a lower community count, were able to grow our backlog during the quarter due to an improvement in sales absorptions of 10.9% year-over-year. Additionally, the dollar value of homes in backlog has increased by 5.7% due in large part to the continued upward trend in our year-over-year ASP.

Homebuilding Revenue, Average Selling Price and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$176,556	$171,749	2.8%	$335.7	$336.8	(0.3)%	526	510	3.1%
East	85,688	81,250	5.5%	380.8	374.4	1.7%	225	217	3.7%
Southeast	105,510	83,127	26.9%	335.0	310.2	8.0%	315	268	17.5%
Total	$367,754	$336,126	9.4%	345.0	337.8	2.1%	1,066	995	7.1%
The increase in ASP for the three months ended December 31, 2017 was impacted primarily by a change in mix of closings between geographies, products and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies. On average, we anticipate that our ASP will likely continue to increase in future quarters, as indicated by our ASP for homes in backlog.
Closings for the three months ended December 31, 2017 increased in all three segments, primarily driven driven by (1) strong growth in our Las Vegas and Phoenix divisions in the West segment, where we sold a significant number of homes in certain communities; and (2) increased closings in our Raleigh and Tampa divisions in the Southeast segment. This overall increase in closings was partially offset by a decline in closings in our Houston division in the West segment, where hurricane repair work has created labor constraints that resulted in increased construction cycle times.
Our higher ASP, coupled with the overall increase in closings described above, resulted in homebuilding revenue that was up for the three months ended December 31, 2017, especially in our Southeast segment, where we experienced a significant year-over-year growth in homebuilding revenue.
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

	Three Months Ended December 31, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$38,082	21.6%	$—	$38,082	21.6%	$—	$38,082	21.6%
East	16,436	19.2%	—	16,436	19.2%	—	16,436	19.2%
Southeast	18,578	17.6%	—	18,578	17.6%	—	18,578	17.6%
Corporate & unallocated	(12,864)		—	(12,864)		16,468	3,604
Total homebuilding	$60,232	16.4%	$—	$60,232	16.4%	$16,468	$76,700	20.9%

	Three Months Ended December 31, 2016
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$36,817	21.4%	$—	$36,817	21.4%	$—	$36,817	21.4%
East	13,428	16.5%	—	13,428	16.5%	—	13,428	16.5%
Southeast	14,577	17.5%	—	14,577	17.5%	—	14,577	17.5%
Corporate & unallocated	(11,618)		—	(11,618)		15,644	4,026
Total homebuilding	$53,204	15.8%	$—	$53,204	15.8%	$15,644	$68,848	20.5%

Our homebuilding gross profit increased by $7.0 million to $60.2 million for the three months ended December 31, 2017, from $53.2 million in the prior year quarter, due to higher homebuilding revenue (driven by higher year-over-year closings and ASP, as previously discussed) and higher gross margin. However, the comparability of our gross profit and gross margin, as shown in the tables above, was impacted by interest amortized to homebuilding cost of sales, which increased by $0.8 million, from $15.6 million in the prior year quarter to $16.5 million in the current quarter (see Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q). Excluding interest amortized to homebuilding cost of sales, year-over-year gross profit increased by $7.9 million, and our homebuilding gross margin improved by 40 basis points to 20.9%.
The year-over-year improvement in our homebuilding gross margin for the three months ended December 31, 2017, once adjusted for the item detailed above, is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market and product type; (2) our pricing strategies, including the resulting higher margin on homes closed during the current quarter; (3) increased focus on managing our house costs and improving our cycle times; and (4) favorable discrete items in the current period, such as lower warranty costs. Going forward, however, our gross margin will continue to be impacted by several headwinds, including our activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of some of our land purchase transactions, such as finished lot purchases, which tend to result in lower gross margins, and increasing land and direct homebuilding costs.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.6% and excluding interest and inventory impairments, it was 21.3%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.4% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(22.6)%
Impact of interest amortized to COS related to these communities	23.5%
Pre-impairment turn gross margin, excluding interest amortization	0.9%
Impact of impairment turns	17.1%
Gross margin (post impairment turns), excluding interest amortization	18.0%
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
(In thousands)	2017	2016	17 vs 16	2017	2016	17 vs 16
West	$1,415	$—	$1,415	$363	$278	$85
East	3,165	2,909	256	213	131	82
Southeast	155	206	(51)	31	50	(19)
Corporate and unallocated (a)	—	—	—	(10)	—	(10)
Total	$4,735	$3,115	$1,620	$597	$459	$138
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
Although not as significant as in the prior year periods, to further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three months ended December 31, 2017 that did not fit within our strategic plans. We expect additional land sales to occur during the remainder of our fiscal 2018. However, future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance and changing strategic plans.

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Three Months Ended December 31,
(In thousands)	2017	2016	17 vs 16
West	$21,110	$21,015	$95
East (a)	7,396	1,557	5,839
Southeast	6,910	5,015	1,895
Corporate and Unallocated (b)	(28,735)	(26,312)	(2,423)
Operating income (c)	$6,681	$1,275	$5,406
(a) Operating income for our East segment for the three months ended December 31, 2016 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed uncollectible.
(b) Corporate and unallocated operating loss includes: amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments; and certain other amounts that are not allocated to our operating segments.
(c) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q).
Our operating income increased by $5.4 million to $6.7 million for the three months ended December 31, 2017, compared to $1.3 million for the three months ended December 31, 2016. This resulted from a $7.0 million increase in homebuilding gross profit offset by (1) higher year-over-year commissions due to higher homebuilding revenue (however, commissions expense as a percentage of homebuilding revenue was down slightly by 10 basis points year-over-year); and (2) an increase in G&A (G&A as a percentage of total revenues, however, was down 70 basis points year-over-year). The increase in G&A spend was mainly due to higher sales and marketing costs as we prepare for growth, incentive compensation increases related to the year-over-year improvement in the business and the expansion of our active adult business under the Gatherings brand.
Below operating income, we had two noteworthy year-over-year fluctuations as follows: (1) for the three months ended December 31, 2017, we had a decline in our other expense, net, mainly driven by a reduction in our interest expense not qualified to be capitalized; and (2) we recorded a loss of $25.9 million on the extinguishment of debt during the current three months versus zero in the prior year due to the management of our debt portfolio, primarily driven by redeeming a portion of our 2019 and 2023 Senior Notes (see Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for a further discussion of these items).
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against substantially all of our deferred tax assets, which was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates had not been meaningful metrics, as our income tax expense/benefit was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in our fiscal 2016, the Company started using an annualized effective tax rate in interim periods to determine its tax expense/benefit, which we believe more closely correlates with our pretax income or loss in periods. The annualized effective tax rate will continue to be impacted by discrete tax items.
Our current quarter income tax expense was primarily driven by the remeasurement of our deferred tax assets that resulted from the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and, to a lesser extent, the loss in earnings from continuing operations in the current fiscal year. The tax benefit for the three months ended December 31, 2016 was primarily driven by our loss from continuing operations, offset by the Company's completion of work necessary to claim $1.2 million in tax credits, which were recorded during our fiscal 2017 but related to our fiscal 2016.
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, we executed a restructuring effort in the first quarter of the current fiscal year that involved changes in the legal forms and tax elections for certain of our operating entities. These efforts were undertaken to reduce our effective tax rate to an amount that is in-line with our peers, while also providing cash tax savings in jurisdictions where we no longer have significant loss carryforwards available. We expect our fiscal 2018 annualized effective tax rate, inclusive of the rate change from the Tax Cuts and Jobs Act but excluding the impact of discrete items recorded in the period, to be approximately 27%. We expect our fiscal 2019 will be approximately 24% and remain at or near that level in subsequent fiscal years.

See Note 10 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three months ended December 31, 2017 as compared to 2016
West Segment: Homebuilding revenue increased 2.8% for the three months ended December 31, 2017 compared to the prior year quarter, primarily due to a 3.1% increase in closings (particularly in our Las Vegas and Phoenix markets, where closings grew more than 50%), slightly offset by a year-over-year decrease in ASP of 0.3%. As compared to the prior year quarter, our homebuilding gross profit increased by $1.3 million due to the increase in revenue already discussed, as well as an increase in homebuilding gross margin from 21.4% to 21.6%. Gross margin increased in the majority of our markets in the West segment, particularly in Las Vegas where our communities continue to gain momentum. The small increase in operating income resulted from the aforementioned increase in homebuilding gross profit, offset by an increase in commissions expense and G&A costs on higher homebuilding revenue.
East Segment: Homebuilding revenue increased by 5.5% for the three months ended December 31, 2017 compared to the prior year quarter due to a 3.7% increase in closings (particularly in our Nashville and Virginia markets, offset by a lower year-over-year activity in our Indianapolis market) and a 1.7% increase in ASP. As compared to the prior year quarter, our homebuilding gross profit increased by $3.0 million, as well as an increase in our gross margin, from 16.5% to 19.2%. This increase in gross margin was attributable to the shift of closings between markets, as well as margin improvement in the majority of the divisions in this segment, particularly in Nashville and Virgina, due to our pricing strategies resulting from favorable market conditions and community mix. The $5.8 million increase in operating income resulted from the additional gross profit as previously discussed, as well as lower commissions and G&A costs compared to the prior year quarter.
Southeast Segment: Homebuilding revenue increased by 26.9% for the three months ended December 31, 2017 compared to the prior year quarter due to a 17.5% increase in closings (particularly in our Raleigh and Tampa markets) and an 8.0% increase in ASP. Our homebuilding gross profit in the Southeast segment increased by $4.0 million due to the aforementioned climb in homebuilding revenue and a slight increase in gross margin from 17.5% to 17.6%, which was driven by our Florida markets due to the mix of communities and product type, as well as our pricing strategies resulting from favorable market conditions. The increase in operating income of $1.9 million resulted from the higher gross profit already described, offset by higher commissions on additional homebuilding revenue and higher G&A costs due to our business growth in this region.
Corporate and Unallocated: Our Corporate and unallocated results include: amortization of capitalized interest; movement in capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2017, corporate and unallocated net costs increased by $2.4 million from the prior year quarter, primarily due to (1) a year-over-year increase in interest amortized to cost of sales of $0.8 million (see Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q); and (2) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults and business improvement.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of December 31, 2017, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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

Cash, cash equivalents and restricted cash decreased as follows for the periods presented:

	Three Months Ended December 31,
(In thousands)	2017	2016
Cash used in operating activities	$(102,224)	$(62,834)
Cash used in investing activities	(4,039)	(2,604)
Cash used in financing activities	(8,452)	(3,252)
Net decrease in cash, cash equivalents and restricted cash	$(114,715)	$(68,690)
Operating Activities. Our net cash used in operating activities was $102.2 million for the three months ended December 31, 2017, compared to $62.8 million for the three months ended December 31, 2016. The increase in cash used in operations was primarily attributed to the increase in our land-related spending, as well as the asset acquisitions from Bill Clark Homes, which approximated $29.0 million. We spent $141.7 million on land and land development activities during the three months ended December 31, 2017, of which $20.5 million related to the Bill Clark Homes acquisition, an increase of $38.5 million, or 37.3%, compared to $103.2 million in land-related spending for the three months ended December 31, 2016. The level of land and land development spend, which partly drives our change in inventory, has a significant impact on our cash flows from operating activities in both periods. We expect our spend on land and land development activities to increase during the remainder of our fiscal 2018 as we continue to grow our community count.
Investing Activities. Net cash used in investing activities was $4.0 million for the three months ended December 31, 2017, mainly driven by capital expenditures, primarily for model homes. Net cash used in investing activities was $2.6 million for the three months ended December 31, 2016, driven by capital expenditures, primarily for model homes, and partially offset by a return of capital from our unconsolidated entities.
Financing Activities. Net cash used in financing activities was $8.5 million for the three months ended December 31, 2017 due to repayment of certain debt issuances (including a portion of our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our newly issued Senior Notes due 2027 (the 2027 Notes, discussed below), offset by the proceeds from the same 2027 Notes. Net cash used in financing activities was $3.3 million for the three months ended December 31, 2016, due to payments made on secured notes payable used to acquire certain land parcels.
Financial Position. As of December 31, 2017, our liquidity position consisted of:

•	$177.8 million in cash and cash equivalents;

•
$165.8 million of remaining capacity under the Facility (due to the use of the Facility to secure $34.2 million in letters of credit; as discussed below, we further increased the capacity of the Facility by $20.0 million during the current quarter); and

•	$12.1 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
Debt. During the first quarter of our fiscal 2018, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 (the 2027 Notes). We also redeemed a portion of our outstanding Senior Notes due 2019 and 2023, mainly by utilizing the proceeds received from the 2027 Notes issued, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $25.9 million during the three months ended December 31, 2017. See Note 7 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information about our borrowings, including a description of our newly issued 2027 Notes.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $200 million and an available capacity of $165.8 million as of December 31, 2017 after considering our outstanding letters of credit backed by the Facility of $34.2 million. During the first quarter of our fiscal 2018, we executed a Fourth Amendment to the Facility. The Fourth Amendment (1) extends the termination date of the Facility from February 15, 2019 to February 15, 2020; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $180.0 million to $200.0 million; and (3) includes a condition that allows the facility to be increased by an additional $50.0 million to $250.0 million, subject to the approval of any lenders providing any such increase.

We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $10.7 million of outstanding letters of credit under these facilities (in addition to the $34.2 million outstanding letters of credit backed by the Facility), which are secured by cash collateral that is maintained in restricted accounts totaling $10.9 million.
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
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the three months ended December 31, 2017 or 2016. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2017 or 2016.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. As of December 31, 2017, we controlled 22,324 lots. We owned 76.1%, or 16,979 of these lots, and 5,345 of these lots, or 23.9%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $92.9 million as of December 31, 2017. The total remaining purchase price, net of cash deposits, committed under all options was $380.4 million as of December 31, 2017. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of December 31, 2017, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q for more information.

We had outstanding performance bonds of approximately $229.3 million as of December 31, 2017, related principally to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies: Our critical accounting policies require the use of judgment in their application and/or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop a different conclusion. As disclosed in our 2017 Annual Report, our most critical accounting policies relate to (1) inventory valuation (projects in progress, land held for future development and land held for sale); (2) homebuilding revenues and costs; (3) warranty reserves; and (4) income tax valuation allowances and ownership changes. Since September 30, 2017, there have been no significant changes to these critical accounting policies.
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as Item 1A of this Form 10-Q. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

•
a substantial increase in mortgage interest rates, increased disruption in the availability of mortgage financing, the recent change in tax laws regarding the deductibility of mortgage interest for tax purposes or an increased number of foreclosures;

•
government actions, policies, programs and regulations directed at or affecting the housing market (including the Tax Cuts and Jobs Act, the Dodd-Frank Act and the tax benefits associated with purchasing and owning a home);

•	changes in existing tax laws or enacted corporate income tax rates, including pursuant to the Tax Cuts and Jobs Act;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2017, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2017 was $1.34 billion, compared to a carrying value of $1.26 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.34 billion to $1.41 billion as of December 31, 2017.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 6. Exhibits

4.1
Indenture, dated as of October 10, 2017, between the Company, the Guarantors and U.S. Bank National Association, as trustee  (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 10, 2017)

4.2	Form of 5.875% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on October 10, 2017)
4.3
Registration Rights Agreement, dated as of October 10, 2017, between the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers. (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on October 10, 2017)

10.1
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Brach, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 24, 2017)

10.2*	Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers)
10.3*
Changes to Employment Agreement dated September 18, 2014 by and between Kenneth F. Khoury and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 8, 2018)

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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2017, filed on February 6, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 6, 2018	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer