Form 10-Q
period 2018-03-31
BEAZER HOMES USA INC
filed 2018-05-02
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding as of April 26, 2018
Common Stock, $0.001 par value	33,627,883

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$158,787	$292,147
Restricted cash	12,783	12,462
Accounts receivable (net of allowance of $346 and $330, respectively)	30,183	36,323
Income tax receivable	112	88
Owned inventory	1,677,361	1,542,807
Investments in unconsolidated entities	4,293	3,994
Deferred tax assets, net	199,229	307,896
Property and equipment, net	20,166	17,566
Other assets	4,589	7,712
Total assets	$2,107,503	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$117,143	$103,484
Other liabilities	97,937	107,659
Total debt (net of premium of $3,027 and $3,413, respectively, and debt issuance costs of $15,905 and $14,800, respectively)	1,325,457	1,327,412
Total liabilities	1,540,537	1,538,555
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,628,126 issued and outstanding and 33,515,768 issued and outstanding, respectively)	34	34
Paid-in capital	876,978	873,063
Accumulated deficit	(310,046)	(190,657)
Total stockholders’ equity	566,966	682,440
Total liabilities and stockholders’ equity	$2,107,503	$2,220,995

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2018	2017	2018	2017
Total revenue	$455,178	$425,468	$827,667	$764,709
Home construction and land sales expenses	380,101	357,788	691,761	643,366
Inventory impairments and abandonments	—	282	—	282
Gross profit	75,077	67,398	135,906	121,061
Commissions	17,334	16,632	31,690	29,955
General and administrative expenses	40,852	40,100	78,137	76,488
Depreciation and amortization	3,066	3,155	5,573	5,832
Operating income	13,825	7,511	20,506	8,786
Equity in income of unconsolidated entities	256	33	155	55
Loss on extinguishment of debt	—	(15,563)	(25,904)	(15,563)
Other expense, net	(1,453)	(3,940)	(4,598)	(9,136)
Income (loss) from continuing operations before income taxes	12,628	(11,959)	(9,841)	(15,858)
Expense (benefit) from income taxes	1,012	(4,464)	109,118	(7,004)
Income (loss) from continuing operations	11,616	(7,495)	(118,959)	(8,854)
Loss from discontinued operations, net of tax	(58)	(40)	(430)	(110)
Net income (loss) and comprehensive income (loss)	$11,558	$(7,535)	$(119,389)	$(8,964)
Weighted average number of shares:
Basic	32,140	31,969	32,097	31,931
Diluted	32,721	31,969	32,097	31,931
Basic earnings (loss) per share:
Continuing operations	$0.36	$(0.23)	$(3.71)	$(0.27)
Discontinued operations	—	—	(0.01)	—
Total	$0.36	$(0.23)	$(3.72)	$(0.27)
Diluted income (loss) per share:
Continuing operations	$0.36	$(0.23)	$(3.71)	$(0.27)
Discontinued operations	(0.01)	$—	(0.01)	—
Total	$0.35	$(0.23)	$(3.72)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2018	2017
Cash flows from operating activities:
Net loss	$(119,389)	$(8,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,573	5,832
Stock-based compensation expense	5,208	4,517
Inventory impairments and abandonments	450	282
Deferred and other income tax expense (benefit)	108,668	(7,334)
Write-off of deposit on legacy land investment	—	2,700
Gain on sale of fixed assets	(114)	(72)
Change in allowance for doubtful accounts	16	(161)
Equity in income of unconsolidated entities	(171)	(55)
Cash distributions of income from unconsolidated entities	116	6
Non-cash loss on extinguishment of debt	3,173	3,676
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,124	9,606
(Increase) decrease in income tax receivable	(24)	4
Increase in inventory	(132,683)	(50,031)
Decrease in other assets	2,914	3,546
Increase (decrease) in trade accounts payable	13,659	(3,884)
Decrease in other liabilities	(9,705)	(31,730)
Net cash used in operating activities	(116,185)	(72,062)
Cash flows from investing activities:
Capital expenditures	(8,192)	(5,677)
Proceeds from sale of fixed assets	133	74
Investments in unconsolidated entities	(421)	(2,411)
Return of capital from unconsolidated entities	176	1,621
Net cash used in investing activities	(8,304)	(6,393)
Cash flows from financing activities:
Repayment of debt	(401,497)	(256,207)
Proceeds from issuance of new debt	400,000	250,000
Repayment of borrowings from credit facility	(25,000)	(25,000)
Borrowings from credit facility	25,000	25,000
Debt issuance costs	(5,743)	(4,721)
Other financing activities	(1,310)	(388)
Net cash used in financing activities	(8,550)	(11,316)
Decrease in cash, cash equivalents, and restricted cash	(133,039)	(89,771)
Cash, cash equivalents, and restricted cash at beginning of period	304,609	243,276
Cash, cash equivalents, and restricted cash at end of period	$171,570	$153,505

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
Beazer Homes USA, Inc. is a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East, and Southeast. Unless the context indicates otherwise, the terms “we,” “us,” “our,” “Beazer,” “Beazer Homes,” and the “Company” used in this Quarterly Report on Form 10-Q refer to Beazer Homes USA, Inc. and its subsidiaries.
The Company's homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality, while seeking to maximize our return on invested capital over the course of a housing cycle.
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (2017 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
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
Our fiscal 2018 began on October 1, 2017 and ends on September 30, 2018. Our fiscal 2017 began on October 1, 2016 and ended on September 30, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Inventory Valuation
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
Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash (ASU 2016-18). ASU 2016-18 requires that an entity's statement of cash flows explain the change during the period in that entity's total cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Therefore, changes in restricted cash and restricted cash equivalents will no longer be shown as specific line items within the statement of cash flows. Additionally, an entity is to reconcile its cash and cash equivalents as per its balance sheet to the cash and cash equivalent balances presented in its statement of cash flows. The Company early adopted the guidance within ASU 2016-18 as of September 30, 2017. Therefore, changes in our restricted cash balances are no longer shown in our statements of cash flows as these balances are included in the beginning and ending cash balances in our statements of cash flows.
The following table presents the changes to our consolidated statements of cash flows as of March 31, 2017 due to the adoption of ASU 2016-18:

(In thousands)	Six Months Ended March 31, 2017
Consolidated Statements of Cash Flows:
Net cash used in investing activities (as originally reported)	$(6,684)
Movements in restricted cash	291
Net cash used in investing activities (as re-casted)	$(6,393)
Business Combinations. In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued financial statements. The Company early adopted this guidance as of December 31, 2017 and applied it to applicable transactions occurring during this period.

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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Six Months Ended
	March 31,
(In thousands)	2018	2017
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$—	$5,197
Land acquisitions for debt	—	6,304
Supplemental disclosure of cash activity:
Interest payments	$43,433	$50,153
Income tax payments	10	91
Tax refunds received	39	3
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$158,787	$138,809
Restricted cash	12,783	14,696
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$171,570	$153,505
(a) For the six months ended March 31, 2017, non-cash land acquisitions were comprised of lot takedowns from one of the Company's unconsolidated land development joint ventures.
(4) Investments in Unconsolidated Entities
As of March 31, 2018, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in unconsolidated entities as well as the total equity and outstanding borrowings of such unconsolidated entities as of March 31, 2018 and September 30, 2017:

(In thousands)	March 31, 2018	September 30, 2017
Investment in unconsolidated entities	$4,293	$3,994
Total equity of unconsolidated entities	12,078	11,811
Total outstanding borrowings of unconsolidated entities	16,474	15,797
Equity in income of unconsolidated entities is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Equity in income of unconsolidated entities	$256	$33	$155	$55
For the three and six months ended March 31, 2018 and 2017, there were no impairments related to investments in unconsolidated entities.

Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2018 and September 30, 2017, the Company had no outstanding guarantees or other debt-related obligations related to investments in unconsolidated entities.
Beazer and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2018 and 2017, Beazer was not required to make any payments related to environmental indemnities.
In assessing the need to record a contingent liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of March 31, 2018, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.
(5) Inventory
Owned inventory consisted of the following as of March 31, 2018 and September 30, 2017:

(In thousands)	March 31, 2018	September 30, 2017
Homes under construction	$527,102	$419,312
Development projects in progress	825,355	785,777
Land held for future development	87,718	112,565
Land held for sale	9,927	17,759
Capitalized interest	149,034	139,203
Model homes	78,225	68,191
Total owned inventory	$1,677,361	$1,542,807

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. The Company had 126 (with a cost of $40.3 million) and 171 (with a cost of $52.6 million) substantially completed homes that were not subject to a sales contract (spec homes) as of March 31, 2018 and September 30, 2017, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled. Land held for future development is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell.
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

Total owned inventory by reportable segment and by category is presented in the table below as of March 31, 2018 and September 30, 2017:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2018
West Segment	$751,745	$62,190	$1,484	$815,419
East Segment	285,068	14,570	7,522	307,160
Southeast Segment	338,666	10,958	897	350,521
Corporate and unallocated (b)	204,237	—	24	204,261
Total	$1,579,716	$87,718	$9,927	$1,677,361
September 30, 2017
West Segment	$673,828	$87,231	$3,848	$764,907
East Segment	250,002	14,391	11,578	275,971
Southeast Segment	301,268	10,943	1,233	313,444
Corporate and unallocated (b)	187,385	—	1,100	188,485
Total	$1,412,483	$112,565	$17,759	$1,542,807
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest, and model homes categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment. Land held for sale amount includes parcels held by our discontinued operations.
Inventory Impairments
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
For the quarter ended March 31, 2018, there were two communities on our quarterly watch list, one in the West segment and the other in the Southeast segment. However, none of these communities required further analysis to be performed after considering certain qualitative factors. For the quarter ended March 31, 2017, there were six communities on our quarterly watch list, five in our West segment and the other one in our East segment. However, none of these communities required further impairment analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors.

Impairments on land held for sale generally represent write downs of these properties to net realizable value less estimated costs to sell and are based on current market conditions and our review of recent comparable transactions. Our assumptions about land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions. We calculate the estimated fair value of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
From time-to-time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to environmental, permitting, or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record a charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan or, in limited circumstances, are not suitable for building due to environmental or regulatory restrictions that are enacted.
The following table presents our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Land Held for Sale:
West	$—	$94	$—	$94
Abandonments:
East	—	188	—	188
Total continuing operations	$—	$282	$—	$282
Discontinued Operations:
Land Held for Sale	—	—	450	—
Total impairment and abandonment charges	$—	$282	$450	$282
Lot Option Agreements and Variable Interest Entities (VIEs)
As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a specified price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit, and other non-refundable amounts incurred. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of March 31, 2018 and September 30, 2017:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of March 31, 2018
Unconsolidated lot option agreements	$78,971	$341,737
As of September 30, 2017
Unconsolidated lot option agreements	$91,854	$408,300

(6) Interest
Interest capitalized during the three and six months ended March 31, 2018 and 2017 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Capitalized interest in inventory, beginning of period	$144,847	$144,299	$139,203	$138,108
Interest incurred	25,492	26,482	51,047	53,569
Interest expense not qualified for capitalization and included as other expense (a)	(1,650)	(4,046)	(5,085)	(9,298)
Capitalized interest amortized to home construction and land sales expenses (b)	(19,655)	(19,819)	(36,131)	(35,463)
Capitalized interest in inventory, end of period	$149,034	$146,916	$149,034	$146,916
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
(7) Borrowings
The Company's debt, net of premiums, discounts, and unamortized debt issuance costs consisted of the following as of March 31, 2018 and September 30, 2017:

(In thousands)	Maturity Date	March 31, 2018	September 30, 2017
5 3/4% Senior Notes	June 2019	$96,393	$321,393
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	24,834	199,834
6 3/4% Senior Notes	March 2025	250,000	250,000
5 7/8% Senior Notes	October 2027	400,000	—
Unamortized debt premium, net		3,026	3,413
Unamortized debt issuance costs		(15,905)	(14,800)
Total Senior Notes, net		1,258,348	1,259,840
Junior Subordinated Notes (net of unamortized accretion of $37,803 and $38,837, respectively)	July 2036	62,970	61,937
Other Secured Notes payable	Various Dates	4,139	5,635
Total debt, net		$1,325,457	$1,327,412
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity. In October 2017, a Fourth Amendment to the Facility was executed. The Fourth Amendment (1) extends the termination date of the Facility from February 15, 2019 to February 15, 2020; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $180.0 million to $200.0 million; and (3) includes a condition that allows the Facility to be increased by an additional $50 million to $250 million, subject to the approval of any lenders providing any such increase. The aggregate collateral ratio (as defined by the underlying Credit Agreement) remained at 4.00 to 1.00 and the after-acquired exclusionary condition (also as defined by the underlying Credit Agreement) remained at $800.0 million. The Facility continues to be with three lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2017 Annual Report.
As of March 31, 2018 and September 30, 2017, no borrowings were outstanding under the Facility; however, $29.7 million and $34.7 million in letters of credit were outstanding, respectively, resulting in a remaining capacity of $170.3 million and $145.3 million, respectively. The Facility requires compliance with certain covenants, including negative covenants and financial maintenance covenants. As of March 31, 2018, the Company was in compliance with all such covenants.

Letter of Credit Facilities
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit in addition to those issued under the Facility. As of March 31, 2018 and September 30, 2017, total letters of credit outstanding under these additional facilities were $11.0 million and $10.8 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide greater letter of credit capacity.
Senior Notes
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
All unsecured Senior Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including any outstanding indebtedness under the Facility, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes, but are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable indenture.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of March 31, 2018.
In October 2017, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2027 Notes). Interest on the 2027 Notes is payable semi-annually beginning on April 15, 2018. The 2027 Notes will mature on October 15, 2027. We may redeem the 2027 Notes at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. In addition, on or prior to October 15, 2022, we may redeem up to 35% of the aggregate principal amount of the 2027 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 105.875% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2027 Notes originally issued remains outstanding immediately after such redemption. Upon the occurrence of certain specified changes of control, the holders of the 2027 Notes will have the right to require us to purchase all or a part of the notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date. The covenants related to the 2027 Notes are consistent with our other senior notes. Refer to the table on the following page for additional details regarding redemption features of the 2027 Notes.
During the three months ended December 31, 2017, the proceeds of the 2027 Notes, as well as $34.5 million cash on hand, were used to redeem $225.0 million of our 5.75% unsecured Senior Notes due 2019 and $175.0 million of our 7.25% unsecured Senior Notes due 2023, resulting in a loss on extinguishment of debt of $25.9 million during the six months ended March 31, 2018, of which $3.2 million was a non-cash write-off of debt issuance and discount costs.
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

During the three months ended March 31, 2017, we redeemed our outstanding Senior Notes due 2021, as well as the then outstanding balance on our term loan, mainly by utilizing the proceeds received from the 2025 Notes issued during the current quarter, which is discussed above, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million during the three and six months ended March 31, 2017.
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
Callable at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after October 15, 2022, callable at a redemption price equal to 102.938% of the principal amount; on or after October 15, 2023, callable at a redemption price equal to 101.958% of the principal amount; on or after October 15, 2024, callable at a redemption price equal to 100.979% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

Junior Subordinated Notes
Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.24% as of March 31, 2018 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed subsequently, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2018, the unamortized accretion was $37.8 million and will be amortized over the remaining life of the notes. As of March 31, 2018, we were in compliance with all covenants under our Junior Subordinated Notes.

Other Secured Notes Payable
We periodically acquire land through the issuance of notes payable. As of March 31, 2018 and September 30, 2017, we had outstanding secured notes payable of $4.1 million and $5.6 million, respectively, primarily related to land acquisitions. These secured notes payable related to land acquisitions have varying expiration dates between 2018 and 2019, and have a weighted-average fixed interest rate of 1.56% as of March 31, 2018. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
(8) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints, and other legal actions. The Company is subject to the possibility of loss contingencies related to these defects as well as others arising from its business. In determining loss contingencies, we consider the likelihood of loss and our ability to reasonably estimate the amount of such loss. An estimated loss is recorded when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Warranty Reserves
We currently provide a limited warranty ranging from one to two years covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
Our homebuilding work is performed by subcontractors that typically must agree to indemnify us with regard to their work and provide certificates of insurance demonstrating that they have met our insurance requirements and have named us as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors. In addition, we maintain insurance coverage related to our construction efforts that can result in recoveries of warranty and construction defect costs above certain specified limits.
Warranty reserves are included in other liabilities within the consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in our consolidated statements of income. Reserves covering anticipated warranty expenses are recorded for each home closed. Management assesses the adequacy of warranty reserves each reporting period based on historical experience and the expected costs to remediate potential claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating division. Such analysis considers market-specific factors such as warranty experience, the number of home closings, the prices of homes, product mix, and other data in estimating warranty reserves. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends. While estimated warranty liabilities are adjusted each reporting period based on the results of our quarterly analyses, we may not accurately predict actual warranty costs, which could lead to significant changes in the reserves.
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$15,816	$32,309	$18,091	$39,131
Accruals for warranties issued (a)	3,400	3,249	7,613	5,907
Changes in liability related to warranties existing in prior periods (b)	(1,097)	2,463	(3,394)	7,855
Payments made (b)	(3,536)	(12,635)	(7,727)	(27,507)
Balance at end of period	$14,583	$25,386	$14,583	$25,386
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed, and the rates of accrual per home estimated as a percentage of the selling price of the home.
(b) Changes in liability related to warranties existing and payments made are elevated during the periods presented primarily due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).

Florida Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in reported stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). Through March 31, 2018, we cumulatively recorded charges related to these issues of $85.0 million.
Warranty reserves related to the Florida stucco issues decreased during the three and six months ended March 31, 2018 by $0.2 million and $0.6 million, respectively. As of March 31, 2018, 709 homes have been identified as likely to require repairs, of which 675 homes have been repaired. The majority of the remaining repairs in our Florida communities are expected to be completed during fiscal 2018. We made payments related to the Florida stucco issues of $0.6 million and $1.7 million during the three and six months ended March 31, 2018, respectively. These amounts included payments on fully repaired homes and homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $2.4 million as of March 31, 2018. This accrual is included in the overall warranty liability detailed above. As of March 31, 2018, no reserves have been established for homes within the impacted communities that are deemed unlikely to require repairs. Were such homes to require repairs, the total cost of remediation is estimated to be $2.4 million based on current repair costs. For additional information related to the Florida stucco issues, refer to Note 9 of the notes to the consolidated financial statements in our 2017 Annual Report.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred above specified thresholds for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the Florida stucco issues discussed above. As such, beginning with the first quarter of our fiscal 2015, we expect a substantial majority of additional costs incurred for warranty work on homes within these policy years to be reimbursed by our insurers.
We adjust our insurance receivables each quarter to reflect our estimate of future costs to be incurred subject to recoveries from insurers. Insurance receivables were reduced by $0.2 million and $0.4 million during the three and six months ended March 31, 2018, respectively, to reflect the amounts deemed probable of receiving. The changes to our insurance receivables fully offset the current three and six month period changes in our reserve related to the Florida stucco issues. For the three and six months ended March 31, 2017, insurance recoveries totaled $2.3 million and $6.2 million, respectively. Through March 31, 2018, actual plus expected insurance recoveries related to the Florida stucco issues cumulatively totaled $82.6 million.
Amounts recorded for anticipated insurance recoveries are reflected within the consolidated statements of income as a reduction of home construction expenses. Amounts not yet received from our insurer are recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable on our consolidated balance sheets.
Litigation
From time-to-time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations, or cash flows. As of March 31, 2018, no liability has been recorded for any additional claims related to this matter as such exposure is not both probable and reasonably estimable.
In the normal course of business, we are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages that may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and our Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our financial condition, results of operations, or cash flows.

Other Matters
We and certain of our subsidiaries have been named as defendants in various claims, complaints, and other legal actions, most relating to construction defects, moisture intrusion, and product liability. Certain of the liabilities resulting from these actions are covered in whole or in part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or cash flows.
We have an accrual of $2.9 million and $3.9 million in other liabilities on our consolidated balance sheets for litigation and related matters, excluding warranty, as of March 31, 2018 and September 30, 2017, respectively.
We had outstanding letters of credit and performance bonds of approximately $40.7 million and $222.3 million, respectively, as of March 31, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2018
Deferred compensation plan assets (a)	$—	$1,445	$—	$1,445
Land held for sale (b)	—	—	642	642
As of September 30, 2017
Deferred compensation plan assets (a)	$—	$1,114	$—	$1,114
Development projects in progress (b)	—	—	3,791	3,791
Land held for sale (b)	—	—	325	325
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.

The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, amounts due under the Facility (if outstanding), and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of March 31, 2018 and September 30, 2017:

	As of March 31, 2018		As of September 30, 2017
(In thousands)	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,258,348	$1,275,856	$1,259,840	$1,355,657
Junior Subordinated Notes	62,970	62,970	61,937	61,937
	$1,321,318	$1,338,826	$1,321,777	$1,417,594
(a) Carrying amounts are net of unamortized debt premiums, debt issuance costs, and accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax expense of $1.0 million and $109.0 million for the three and six months ended March 31, 2018, respectively, compared to an income tax benefit of $4.5 million and $7.1 million for the three and six months ended March 31, 2017, respectively. The current fiscal year income tax expense was primarily driven by (1) the remeasurement of our deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act); and (2) several discrete tax expenses, including the impacts to our stock-based compensation expense as a result of current period activity; both partially offset by (3) the loss incurred from continuing operations; and (4) the completion of work necessary to claim an additional $2.3 million in tax credits related to prior fiscal years. The tax benefit for the six months ended March 31, 2017 was primarily driven by the Company's loss from continuing operations and the completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded in fiscal 2017 but related to fiscal 2016.
Deferred Tax Assets and Liabilities
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
In connection with our initial analysis of the Tax Act's impacts, and in accordance with the guidance in SAB 118, we recorded a discrete net tax expense of $112.6 million during the three months ended December 31, 2017. This net expense is primarily related to the corporate tax rate reduction and the associated remeasurement of our deferred tax assets. While a provisional tax expense of $112.6 million was recorded based on reasonable estimates of the impact of the reduction in the corporate tax rate, the estimate may be affected by additional analyses related to the Tax Act and temporary differences that will reverse during our fiscal 2018 and subsequent tax years. No change to the estimate was recorded during the three months ended March 31, 2018.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2018, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Although the Tax Act may result in changes to our taxable income in the future, we do not anticipate that these changes would be significant enough to result in a change to our estimate when taken into account with other applicable factors. As of March 31, 2018, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2017, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2017 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in G&A expenses in the condensed consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Stock options expense	$73	$55	$133	$162
Restricted stock awards expense	2,525	2,286	5,075	4,355
Before tax stock-based compensation expense	2,598	2,341	5,208	4,517
Tax benefit	(659)	(833)	(1,321)	(1,607)
After tax stock-based compensation expense	$1,939	$1,508	$3,887	$2,910
During the six months ended March 31, 2018 and 2017, employees surrendered 62,330 shares and 30,018 shares, respectively, to the Company in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. The aggregate value of surrendered shares based on the the market price on the date of surrender was approximately $1.3 million and $0.4 million for the six months ended March 31, 2018 and 2017, respectively.
Stock Options
The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model (Black-Scholes Model). As of March 31, 2018, the intrinsic value of our stock options outstanding, vested and expected to vest, and exercisable were $1.6 million, $1.6 million, and $1.0 million, respectively. As of March 31, 2018 and September 30, 2017, total unrecognized compensation cost related to nonvested stock options was $0.3 million and $0.3 million, respectively. The cost remaining as of March 31, 2018 is expected to be recognized over a weighted-average period of 2.0 years.

During the six months ended March 31, 2018, we issued 23,680 stock options, each for one share of the Company's stock. These stock options typically vest ratably over three years from the grant date or two years from the grant date if issued under the Employee Stock Option Program (EOP; refer to Note 16 of the notes to the consolidated financial statements in our 2017 Annual Report). Following are the assumptions used to value stock options granted, which derived the weighted average fair value shown, for the period presented:

Six Months Ended
March 31, 2018
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

Activity related to stock options for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018		March 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	556,159	$14.11	593,753	$14.76
Granted	—	—	23,680	20.46
Exercised	—	—	(1,666)	7.56
Expired	—	—	(56,967)	23.65
Forfeited	(5,900)	7.48	(8,541)	9.46
Outstanding at end of period	550,259	$14.18	550,259	$14.18
Exercisable at end of period	435,432	$14.81	435,432	$14.81
Vested or expected to vest in the future	550,222	$14.18	550,222	$14.18
Restricted Stock Awards
The fair value of restricted stock awards with market conditions is estimated on the grant date using a Monte Carlo valuation model. The fair value of restricted stock awards without market conditions is based on the market price of the Company's common stock on the date of grant. If applicable, the cash-settled component of any awards granted to employees is accounted for as a liability, which is adjusted to fair value each reporting period until vested.
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2018 and September 30, 2017, there was $12.9 million and $8.8 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of March 31, 2018 is expected to be recognized over a weighted average period of 1.8 years.
We issued two types of restricted stock awards during the six months ended March 31, 2018 as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions; and (2) time-based restricted stock awards. Each award type is discussed further below.
Performance-Based Restricted Stock Awards. During the six months ended March 31, 2018, we issued 165,085 shares of performance-based restricted stock with market conditions (2018 Performance Shares) to our executive officers and certain other employees. The 2018 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on these financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2018 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $22.40 per share on the date of grant.
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
Each Performance Share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Any 2018 Performance Shares earned in excess of the target number of 165,085 shares may be settled in cash or additional shares at the discretion of the Compensation Committee of our Board of Directors. Any portion of these that do not vest at the end of the period will be forfeited.
Time-Based Restricted Stock Awards. During six months ended March 31, 2018, we also issued 211,165 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. The Restricted Shares granted to our non-employee directors vest on the one-year anniversary of the date of grant, while the Restricted Shares granted to our executive officers and other employees vest ratably over three years on each anniversary from the date of grant.

Activity relating to restricted stock awards for the period presented is as follows:

	Six Months Ended March 31, 2018
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	668,766	$15.72	872,181	$16.47	1,540,947	$16.14
Granted	165,085	22.40	211,165	20.20	376,250	21.17
Vested	—	—	(225,608)	14.01	(225,608)	14.01
Forfeited	(188,058)	18.96	(15,685)	16.35	(203,743)	18.76
End of period	645,793	$16.48	842,053	$18.07	1,487,846	$17.38
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
The Company reported net income for the three months ended March 31, 2018, but a net loss for the remaining periods presented. Accordingly, for the periods with a net loss, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the three and six months ended March 31, 2018, 0.3 million and 1.4 million shares related to nonvested stock-based compensation awards, respectively, were excluded from our calculation of diluted income (loss) per share as a result of their anti-dilutive effect. For both the three and six months ended March 31, 2017, 1.6 million shares related to nonvested stock-based compensation awards were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Basic shares	32,140	31,969	32,097	31,931
Shares issuable upon vesting of restricted stock	466	—	—	—
Shares issuable upon exercise of options	115	—	—	—
Diluted shares	32,721	31,969	32,097	31,931

(13) Other Liabilities
Other liabilities include the following as of March 31, 2018 and September 30, 2017:

(In thousands)	March 31, 2018	September 30, 2017
Accrued bonus and deferred compensation	$19,620	$36,753
Customer deposits	17,562	11,704
Accrued interest	16,318	11,024
Accrued warranty expense	14,583	18,091
Litigation accrual	2,886	3,899
Income tax liabilities	1,168	811
Other	25,800	25,377
Total other liabilities	$97,937	$107,659

(14) Segment Information
We currently operate in 13 states that are grouped into three homebuilding segments based on geography. Revenue from our homebuilding segments is derived from the sale of homes that we construct and from land and lot sales. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. We have considered the applicable aggregation criteria and have combined our homebuilding operations into three reportable segments as follows:
West: Arizona, California, Nevada, and Texas
East: Delaware, Indiana, Maryland, New Jersey(a), Tennessee, and Virginia
Southeast: Florida, Georgia, North Carolina, and South Carolina
(a) During our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division; therefore, it is no longer considered an active operation. However, it is included in this listing because the segment information below continues to include New Jersey.
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale, and other revenues less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are described in Note 2 to the consolidated financial statements within our 2017 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Revenue
West	$234,510	$185,155	$412,481	$356,904
East	107,412	116,640	196,265	200,799
Southeast	113,256	123,673	218,921	207,006
Total revenue	$455,178	$425,468	$827,667	$764,709

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Operating income (a)
West	$31,715	$20,779	$52,825	$41,794
East (b)	8,926	10,532	16,322	12,089
Southeast	7,897	12,574	14,807	17,589
Segment total	48,538	43,885	83,954	71,472
Corporate and unallocated (c)	(34,713)	(36,374)	(63,448)	(62,686)
Total operating income	$13,825	$7,511	$20,506	$8,786

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Depreciation and amortization
West	$1,697	$1,545	$2,953	$2,793
East	551	598	990	1,127
Southeast	542	656	1,121	1,122
Segment total	2,790	2,799	5,064	5,042
Corporate and unallocated (c)	276	356	509	790
Total depreciation and amortization	$3,066	$3,155	$5,573	$5,832
(a) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
(b) Operating income for our East segment for the six months ended March 31, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed uncollectible.
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
The following table contains capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
(In thousands)	2018	2017
Capital Expenditures
West	$4,238	$3,165
East	1,133	1,446
Southeast	1,185	875
Corporate and unallocated	1,636	191
Total capital expenditures	$8,192	$5,677
The following table contains our asset balance by segment as of March 31, 2018 and September 30, 2017:

(In thousands)	March 31, 2018	September 30, 2017
Assets
West	$830,572	$779,964
East	318,984	298,532
Southeast	365,975	331,618
Corporate and unallocated (a)	591,972	810,881
Total assets	$2,107,503	$2,220,995
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects, and other items that are not allocated to the segments.
(15) Supplemental Guarantor Information
As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following unaudited financial information presents the line items of our unaudited condensed consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
March 31, 2018
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$157,652	$7,735	$694	$(7,294)	$158,787
Restricted cash	11,818	965	—	—	12,783
Accounts receivable (net of allowance of $346)	—	30,180	3	—	30,183
Income tax receivable	112	—	—	—	112
Owned inventory	—	1,677,361	—	—	1,677,361
Investments in unconsolidated entities	773	3,520	—	—	4,293
Deferred tax assets, net	199,229	—	—	—	199,229
Property and equipment, net	—	20,166	—	—	20,166
Investments in subsidiaries	737,894	—	—	(737,894)	—
Intercompany	799,150	—	2,329	(801,479)	—
Other assets	803	3,786	—	—	4,589
Total assets	$1,907,431	$1,743,713	$3,026	$(1,546,667)	$2,107,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$117,143	$—	$—	$117,143
Other liabilities	16,818	80,889	230	—	97,937
Intercompany	2,329	806,444	—	(808,773)	—
Total debt (net of premium and debt issuance costs)	1,321,318	4,139	—	—	1,325,457
Total liabilities	1,340,465	1,008,615	230	(808,773)	1,540,537
Stockholders’ equity	566,966	735,098	2,796	(737,894)	566,966
Total liabilities and stockholders’ equity	$1,907,431	$1,743,713	$3,026	$(1,546,667)	$2,107,503

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2017
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$283,191	$15,393	$724	$(7,161)	$292,147
Restricted cash	11,001	1,461	—	—	12,462
Accounts receivable (net of allowance of $330)	—	36,322	1	—	36,323
Income tax receivable	88	—	—	—	88
Owned inventory	—	1,542,807	—	—	1,542,807
Investments in unconsolidated entities	773	3,221	—	—	3,994
Deferred tax assets, net	307,896	—	—	—	307,896
Property and equipment, net	—	17,566	—	—	17,566
Investments in subsidiaries	808,067	—	—	(808,067)	—
Intercompany	606,168	—	2,337	(608,505)	—
Other assets	599	7,098	15	—	7,712
Total assets	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$103,484	$—	$—	$103,484
Other liabilities	11,229	96,189	241	—	107,659
Intercompany	2,337	613,329	—	(615,666)	—
Total debt (net of premium and debt issuance costs)	1,321,777	5,635	—	—	1,327,412
Total liabilities	1,335,343	818,637	241	(615,666)	1,538,555
Stockholders’ equity	682,440	805,231	2,836	(808,067)	682,440
Total liabilities and stockholders’ equity	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995

Beazer Homes USA, Inc.
Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2018
Total revenue	$—	$455,178	$23	$(23)	$455,178
Home construction and land sales expenses	19,655	360,469	—	(23)	380,101
Gross (loss) profit	(19,655)	94,709	23	—	75,077
Commissions	—	17,334	—	—	17,334
General and administrative expenses	—	40,823	29	—	40,852
Depreciation and amortization	—	3,066	—	—	3,066
Operating (loss) income	(19,655)	33,486	(6)	—	13,825
Equity in income of unconsolidated entities	—	256	—	—	256
Other (expense) income, net	(1,650)	203	(6)	—	(1,453)
(Loss) income before income taxes	(21,305)	33,945	(12)	—	12,628
(Benefit) expense from income taxes	(5,710)	6,725	(3)	—	1,012
Equity in income of subsidiaries	27,211	—	—	(27,211)	—
Income (loss) from continuing operations	11,616	27,220	(9)	(27,211)	11,616
Loss from discontinued operations, net of tax	—	(52)	(6)	—	(58)
Equity in loss of subsidiaries from discontinued operations	(58)	—	—	58	—
Net income (loss) and comprehensive income (loss)	$11,558	$27,168	$(15)	$(27,153)	$11,558

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2017
Total revenue	$—	$425,468	$24	$(24)	$425,468
Home construction and land sales expenses	19,819	337,993	—	(24)	357,788
Inventory impairments and abandonments	—	282	—	—	282
Gross (loss) profit	(19,819)	87,193	24	—	67,398
Commissions	—	16,632	—	—	16,632
General and administrative expenses	—	40,071	29	—	40,100
Depreciation and amortization	—	3,155	—	—	3,155
Operating (loss) income	(19,819)	27,335	(5)	—	7,511
Equity in income of unconsolidated entities	—	33	—	—	33
Loss on extinguishment of debt	(15,563)	—	—	—	(15,563)
Other (expense) income, net	(4,046)	114	(8)	—	(3,940)
(Loss) income before income taxes	(39,428)	27,482	(13)	—	(11,959)
(Benefit) expense from income taxes	(14,478)	10,019	(5)	—	(4,464)
Equity in income of subsidiaries	17,455	—	—	(17,455)	—
(Loss) income from continuing operations	(7,495)	17,463	(8)	(17,455)	(7,495)
Loss from discontinued operations, net of tax	—	(34)	(6)	—	(40)
Equity in loss of subsidiaries from discontinued operations	(40)	—	—	40	—
Net (loss) income and comprehensive (loss) income	$(7,535)	$17,429	$(14)	$(17,415)	$(7,535)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2018
Total revenue	$—	$827,667	$37	$(37)	$827,667
Home construction and land sales expenses	36,123	655,675	—	(37)	691,761
Gross (loss) profit	(36,123)	171,992	37	—	135,906
Commissions	—	31,690	—	—	31,690
General and administrative expenses	—	78,067	70	—	78,137
Depreciation and amortization	—	5,573	—	—	5,573
Operating (loss) income	(36,123)	56,662	(33)	—	20,506
Equity in income of unconsolidated entities	—	155	—	—	155
Loss on extinguishment of debt	(25,904)	—	—	—	(25,904)
Other (expense) income, net	(5,085)	500	(13)	—	(4,598)
(Loss) income before income taxes	(67,112)	57,317	(46)	—	(9,841)
(Benefit) expense from income taxes	(17,897)	127,029	(14)	—	109,118
Equity in loss of subsidiaries	(69,744)	—	—	69,744	—
Loss from continuing operations	(118,959)	(69,712)	(32)	69,744	(118,959)
Loss from discontinued operations, net of tax	—	(421)	(9)	—	(430)
Equity in loss of subsidiaries from discontinued operations	(430)	—	—	430	—
Net loss and comprehensive loss	$(119,389)	$(70,133)	$(41)	$70,174	$(119,389)
in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2017
Total revenue	$—	$764,709	$60	$(60)	$764,709
Home construction and land sales expenses	35,463	607,963	—	(60)	643,366
Inventory impairments and abandonments	—	282	—	—	282
Gross (loss) profit	(35,463)	156,464	60	—	121,061
Commissions	—	29,955	—	—	29,955
General and administrative expenses	—	76,436	52	—	76,488
Depreciation and amortization	—	5,832	—	—	5,832
Operating (loss) income	(35,463)	44,241	8	—	8,786
Equity in income of unconsolidated entities	—	55	—	—	55
Loss on extinguishment of debt	(15,563)	—	—	—	(15,563)
Other (expense) income, net	(9,298)	171	(9)	—	(9,136)
(Loss) income before income taxes	(60,324)	44,467	(1)	—	(15,858)
(Benefit) expense from income taxes	(22,048)	15,044	—	—	(7,004)
Equity in income of subsidiaries	29,422	—	—	(29,422)	—
(Loss) income from continuing operations	(8,854)	29,423	(1)	(29,422)	(8,854)
Loss from discontinued operations, net of tax	—	(101)	(9)	—	(110)
Equity in loss of subsidiaries and discontinued operations	(110)	—	—	110	—
Net (loss) income and comprehensive (loss) income	$(8,964)	$29,322	$(10)	$(29,312)	$(8,964)

Beazer Homes USA, Inc.
 Condensed Consolidating Statements of Cash Flow Information
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2018
Net cash provided by (used in) operating activities	$68,837	$(185,014)	$(8)	$—	$(116,185)
Cash flows from investing activities:
Capital expenditures	—	(8,192)	—	—	(8,192)
Proceeds from sale of fixed assets	—	133	—	—	133
Investments in unconsolidated entities	—	(421)	—	—	(421)
Return of capital from unconsolidated entities	—	176	—	—	176
Advances to/from subsidiaries	(186,478)	—	(22)	186,500	—
Net cash used in investing activities	(186,478)	(8,304)	(22)	186,500	(8,304)
Cash flows from financing activities:
Repayment of debt	(400,028)	(1,469)	—	—	(401,497)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Borrowings from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(5,743)	—	—	—	(5,743)
Advances to/from subsidiaries	—	186,633	—	(186,633)	—
Other financing activities	(1,310)	—	—	—	(1,310)
Net cash (used in) provided by financing activities	(7,081)	185,164	—	(186,633)	(8,550)
Decrease in cash, cash equivalents, and restricted cash	(124,722)	(8,154)	(30)	(133)	(133,039)
Cash, cash equivalents, and restricted cash at beginning of period	294,192	16,854	724	(7,161)	304,609
Cash, cash equivalents, and restricted cash at end of period	$169,470	$8,700	$694	$(7,294)	$171,570

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2017
Net cash used in operating activities	$(44,754)	$(27,243)	$(65)	$—	$(72,062)
Cash flows from investing activities:
Capital expenditures	—	(5,677)	—	—	(5,677)
Proceeds from sale of fixed assets	—	74	—	—	74
Investments in unconsolidated entities	—	(2,411)	—	—	(2,411)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Advances to/from subsidiaries	(20,019)	—	10	20,009	—
Net cash (used in) provided by investing activities	(20,019)	(6,393)	10	20,009	(6,393)
Cash flows from financing activities:
Repayment of debt	(253,000)	(3,207)	—	—	(256,207)
Proceeds from issuance of new debt	250,000	—	—	—	250,000
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Borrowings from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(4,721)	—	—	—	(4,721)
Advances to/from subsidiaries	—	20,747	—	(20,747)	—
Other financing activities	(388)	—	—	—	(388)
Net cash (used in) provided by financing activities	(8,109)	17,540	—	(20,747)	(11,316)
Decrease in cash, cash equivalents, and restricted cash	(72,882)	(16,096)	(55)	(738)	(89,771)
Cash, cash equivalents, and restricted cash at beginning of period	228,513	18,404	859	(4,500)	243,276
Cash, cash equivalents, and restricted cash at end of period	$155,631	$2,308	$804	$(5,238)	$153,505

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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of March 31, 2018 or September 30, 2017. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of income. The results of our discontinued operations in the condensed consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Total revenue	$8	$—	$633	$—
Home construction and land sales expenses	56	6	723	84
Inventory impairments and lot option abandonments	—	—	450	—
Gross loss	(48)	(6)	(540)	(84)
General and administrative expenses	31	60	47	91
Operating loss	(79)	(66)	(587)	(175)
Equity in income of unconsolidated entities	4	—	16	—
Other expense, net	(2)	(3)	(5)	(3)
Loss from discontinued operations before income taxes	(77)	(69)	(576)	(178)
Benefit from income taxes	(19)	(29)	(146)	(68)
Loss from discontinued operations, net of tax	$(58)	$(40)	$(430)	$(110)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of demographic and economic factors, including household formation, job and wage growth, the availability and cost of mortgage financing, the supply of new and existing homes, home price affordability and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. Additionally, changes in government policy, including tax-related issues, could have a significant impact on the demand for housing. For example, the recently enacted Tax Cuts and Jobs Act includes provisions related to the deductibility of mortgage interest and state and local taxes, which could have an impact on the overall demand for home ownership. In general, these factors are contributing to stable and modestly improving conditions for new home sales, but there are risks and challenges that could adversely impact our business in fiscal 2018 and beyond. On the positive side are rising levels of household formation, a constrained supply of new and used homes, wage growth, and strong employment conditions. Challenges include early signs of home price affordability constraints (largely driven by the historically low levels of homes available for sale, still constrained level of new home construction, and potential for rising mortgage rates) as well as volatility in financial markets. Overall, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal Second Quarter
We continued toward achieving our “2B-10” goals and the execution of our balanced growth strategy with continued improvements in sales pace, gross margin, and overall profitability. We also activated an additional land parcel previously classified as land held for future development.
Profitability
For the quarter ended March 31, 2018, we recorded net income from continuing operations of $11.6 million, an increase of $19.1 million over the prior year quarter's net loss from continuing operations of $7.5 million. During the prior year quarter, we recorded a $15.6 million loss on extinguishment of debt, compared to no such loss in the current quarter.
Looking at our underlying operating results, year-over-year closings increased by 2.2%, from 1,239 in the prior year quarter to 1,266 in the current quarter, and our average selling price (ASP) increased by 2.3%, from $340.5 thousand in the prior year quarter to $348.4 thousand in the current quarter. Combined, these factors resulted in a 4.6% increase in homebuilding revenue, which increased from $421.9 million in the prior year quarter to $441.1 million in the current quarter. Our homebuilding gross margin, excluding impairments, abandonments, and interest, improved to 21.3% in the current quarter from 20.7% in the prior year quarter. Commissions expense was higher year-over-year due to the increase in closings but remained steady as a percentage of homebuilding revenue. Finally, general and administrative expenses (G&A) increased by $0.8 million but declined as a percentage of total revenue, from 9.4% in the prior year quarter to 9.0% in the current quarter.
New order activity in the current quarter was 8.4% higher than the prior year quarter as we sold 1,679 units compared to 1,549 last year. Sales per community also increased as we sold 3.7 homes per community per month in the current quarter compared to 3.4 in the prior year quarter, a 10.3% increase. We ended the quarter with a backlog of 2,312 units, which represents a 3.4% increase from the 2,236 backlog units we had as of the end of the prior year quarter. The current quarter ending backlog has an ASP of $383.0 thousand, an increase of 10.3%, leading to a 14.0% increase in the dollar value of our backlog compared to the prior year quarter.
Debt Reduction and Capital Efficiency
During the first quarter of our fiscal 2018, we successfully extended our maturities and decreased future interest expense by approximately $2.1 million annually through the issuance of $400.0 million in unsecured Senior Notes due 2027. The proceeds from the issuance of the Senior Notes due 2027 were used together with cash on hand to redeem $225.0 million of our Senior Notes due 2019 and $175.0 million of our Senior Notes due 2023. We anticipate redeeming the remaining $96.4 million of the Senior Notes due 2019 by the end of the current fiscal year, as the fulfillment of our previously announced debt reduction plan. See Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for further discussion of our outstanding borrowings.
We have employed a number of strategies to improve capital efficiency, including greater use of option contracts, acquisition of shorter duration land parcels, and activation of previously land held for future development communities. As of March 31, 2018, our land held for future development balance declined by approximately $24.8 million from September 30, 2017 primarily due to the activation of land parcels for homebuilding activities.

Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. Since the plan's introduction, we have consistently noted that there are many paths to achieving our underlying goal of $200 million of Adjusted EBITDA, and we continually revisit our established ranges for each metric. We remain committed to reaching the “2B-10” objectives as soon as possible and expect to reach them by making further improvements in each of the five key metrics embedded in the plan: (1) sales per community per month (our absorption rate); (2) ASP; (3) active community count; (4) homebuilding gross margin; and (5) cost leverage as measured by selling, general and administrative expenses (SG&A) as a percentage of total revenue.
Since introducing our “2B-10” plan, we have made significant progress toward achieving our goals, having more than doubled our revenue and our Adjusted EBITDA, with trailing twelve month Adjusted EBITDA reaching $189.1 million as of March 31, 2018, compared to $161.8 million as of March 31, 2017 and $86.3 million at the time we introduced the plan (as of September 30, 2013). Our progress on each metric is discussed in more detail below:

•
Sales per community per month was 3.7 and 3.4 for the quarters ended March 31, 2018 and March 31, 2017, respectively. Our strong emphasis on sales absorptions allowed us to expand the unit and dollar value of our backlog despite higher year-over-year closings and a lower community count. Sales per community per month increased to 3.1 for the trailing 12 months ended March 31, 2018 versus 2.8 a year ago and is within the range established in our “2B-10” plan of 2.8 to 3.2. We continue to believe that we are among the industry leaders in sales absorption rates and are focused on driving further increases in our sales pace moving forward.

•
Our ASP for homes closed during the quarter ended March 31, 2018 was $348.4 thousand, up 2.3% compared to the prior year quarter. ASP for closings during the trailing 12 months ended March 31, 2018 was $346.2 thousand, up 3.3% year-over-year, and our ASP in backlog as of March 31, 2018 has risen 10.3% versus the prior year quarter to $383.0 thousand. Our targeted "2B-10" metric for ASP is a range of $340.0 thousand to $350.0 thousand.

•
During the current quarter, we had an average active community count of 151, down 1.7% from the prior year quarter, and we ended the quarter with 153 active communities. We invested $143.4 million in land and land development during the current quarter, compared to $102.9 million in the prior year quarter. We expect our year-over-year increase in spending on land and land development activities to lead to growth in community count going forward. We continually evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce our leverage with land acquisition strategies that maximize our capital employed. Our “2B-10” target metric is an active community count range between 170 and 175.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended March 31, 2018 was 21.3%, up from 20.7% in the prior year quarter. For the trailing 12 months ended March 31, 2018, this adjusted gross margin was 21.4%, which is within our “2B-10” target metric range of 21.0% to 22.0%. Our homebuilding gross margin has been favorably impacted this year by a number of factors, including our efforts to reduce construction costs, improve cycle time, and raise home prices where possible. Working against these efforts have been increases in land costs driven by the location and structure of our land deals, cost pressures in certain labor and material categories, the availability of labor, and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins).

•
SG&A for the quarter ended March 31, 2018 was 12.8% of total revenue compared to 13.3% in the prior year quarter. SG&A for the trailing 12 months ended March 31, 2018 was 12.1% of total revenue, a decrease of 40 basis points from the prior year. Although SG&A for the trailing 12 months remains slightly above our “2B-10” target range of 11.0% to 12.0%, we believe that revenue growth in our fiscal 2018 and beyond will allow us to attain our “2B-10” target range.

Our revenue was approximately $2.0 billion for the trailing 12 months ended March 31, 2018, up 6.6% year-over-year. Excluding the non-recurring items detailed in the full reconciliation of our EBITDA (refer to section below entitled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended March 31, 2018 increased $27.3 million, or 16.8%, to $189.1 million. We expect to continue focusing on our “2B-10” metrics during fiscal 2018, with particular emphasis on driving sales absorptions and improving our SG&A leverage.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and six months ended March 31, 2018 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2018	2017	2018	2017
Revenues:
Homebuilding	$441,115	$421,874	$808,869	$758,000
Land sales and other	14,063	3,594	18,798	6,709
Total	$455,178	$425,468	$827,667	$764,709
Gross profit:
Homebuilding	$74,366	$67,324	$134,598	$120,528
Land sales and other	711	74	1,308	533
Total	$75,077	$67,398	$135,906	$121,061
Gross margin:
Homebuilding	16.9%	16.0%	16.6%	15.9%
Land sales and other	5.1%	2.1%	7.0%	7.9%
Total	16.5%	15.8%	16.4%	15.8%
Commissions	$17,334	$16,632	$31,690	$29,955
General and administrative expenses (G&A) (a)	40,852	40,100	78,137	76,488
SG&A (commissions plus G&A) as a percentage of total revenue	12.8%	13.3%	13.3%	13.9%
G&A as a percentage of total revenue	9.0%	9.4%	9.4%	10.0%
Depreciation and amortization	$3,066	$3,155	$5,573	$5,832
Operating income	$13,825	$7,511	$20,506	$8,786
Operating income as a percentage of total revenue	3.0%	1.8%	2.5%	1.1%
Effective Tax Rate (b)	8.0%	37.3%	(1,108.8)%	44.2%
Equity in income of unconsolidated entities	$256	$33	$155	$55
Loss on extinguishment of debt	—	15,563	25,904	15,563
(a) In addition to other items impacting G&A for the six months ended March 31, 2017, G&A was impacted by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed uncollectible.
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

EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA to total company net income (loss), the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position, and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
The reconciliation of Adjusted EBITDA to total company net income (loss) below differs from the prior year, as it provides a more simplified presentation of EBIT, EBITDA, and Adjusted EBITDA that excludes certain non-recurring amounts recorded during the periods presented. Management believes that this presentation best reflects the operating characteristics of the Company.
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31, (a)
(In thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17	2018	2017	18 vs 17
Net income (loss)	$11,558	$(7,535)	$19,093	$(119,389)	$(8,964)	$(110,425)	$(78,612)	$(4,036)	$(74,576)
Expense (benefit) from income taxes	993	(4,493)	5,486	108,972	(7,072)	116,044	118,665	12,511	106,154
Interest amortized to home construction and land sales expenses and capitalized interest impaired	19,655	19,819	(164)	36,131	35,463	668	89,488	84,977	4,511
Interest expense not qualified for capitalization	1,650	4,046	(2,396)	5,085	9,298	(4,213)	11,423	20,621	(9,198)
EBIT	33,856	11,837	22,019	30,799	28,725	2,074	140,964	114,073	26,891
Depreciation and amortization and stock-based compensation amortization	5,664	5,495	169	10,781	10,354	427	22,600	22,272	328
EBITDA	39,520	17,332	22,188	41,580	39,079	2,501	163,564	136,345	27,219
Loss on extinguishment of debt	—	15,563	(15,563)	25,904	15,563	10,341	22,971	26,527	(3,556)
Inventory impairments and abandonments (b)	—	282	(282)	450	282	168	2,557	11,757	(9,200)
Additional insurance recoveries from third-party insurer	—	—	—	—	—	—	—	(15,500)	15,500
Write-off of deposit on legacy land investment	—	—	—	—	2,700	(2,700)	—	2,700	(2,700)
Adjusted EBITDA	$39,520	$33,177	$6,343	$67,934	$57,624	$10,310	$189,092	$161,829	$27,263
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data

The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2018	2017	18 vs 17	2018	2017
West	906	683	32.7%	13.7%	15.9%
East	321	414	(22.5)%	18.5%	16.9%
Southeast	452	452	—%	14.2%	17.4%
Total	1,679	1,549	8.4%	14.9%	16.6%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2018	2017	18 vs 17	2018	2017
West	1,440	1,150	25.2%	15.5%	18.0%
East	580	642	(9.7)%	20.7%	19.0%
Southeast	769	762	0.9%	14.9%	19.3%
Total	2,789	2,554	9.2%	16.5%	18.6%
Sales per community per month were 3.7 and 3.4 for the quarters ended March 31, 2018 and March 31, 2017, respectively, an increase of 10.3%, driven by our continued emphasis on sales absorptions. Our year-over-year absorptions improved in the majority of our markets, driven by our community mix and the maturation of certain communities versus the prior year quarter. Our average active communities declined slightly by 1.7% year-over-year, from 154 to 151 during the quarter ended March 31, 2018, partially offsetting our strong absorptions and ultimately resulting in an 8.4% increase in new orders, net.
For the three and six months ended March 31, 2018, the increase in new orders, net in our West segment was primarily attributable to a significant year-over-year increase in our Las Vegas and Dallas markets, including the activation of former land held for future development parcels in the Las Vegas market. For the three and six months ended March 31, 2018, new orders, net declined across the respective markets of our East segment as we work to rebuild community counts by investing in new communities. Finally, new orders, net in our Southeast segment remained relatively consistent for the three and six months ended March 31, 2018 compared to the same periods a year ago.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2018 and March 31, 2017:

	As of March 31,
	2018	2017	18 vs 17
Backlog Units:
West	1,141	907	25.8%
East	489	583	(16.1)%
Southeast	682	746	(8.6)%
Total	2,312	2,236	3.4%
Aggregate dollar value of homes in backlog (in millions)	$885.4	$776.4	14.0%
ASP in backlog (in thousands)	$383.0	$347.2	10.3%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. Backlog units as of March 31, 2018 increased by 3.4% over the prior year due to an 8.4% improvement in new orders, net from prior year quarter. We entered the current quarter with fewer backlog units when compared to the prior year period, but, despite a lower community count, were able to grow our backlog during the quarter due to an improvement in sales absorptions of 10.3% year-over-year. Additionally, the aggregate dollar value of homes in backlog increased by 14.0% due in large part to the continued upward trend in our year-over-year ASP.

Homebuilding Revenue, Average Selling Price, and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$224,361	$185,155	21.2%	$344.1	$330.0	4.3%	652	561	16.2%
East	103,731	113,279	(8.4)%	371.8	396.1	(6.1)%	279	286	(2.4)%
Southeast	113,023	123,440	(8.4)%	337.4	314.9	7.1%	335	392	(14.5)%
Total	$441,115	$421,874	4.6%	348.4	340.5	2.3%	1,266	1,239	2.2%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$400,917	$356,904	12.3%	$340.3	$333.2	2.1%	1,178	1,071	10.0%
East	189,419	194,529	(2.6)%	375.8	386.7	(2.8)%	504	503	0.2%
Southeast	218,533	206,567	5.8%	336.2	313.0	7.4%	650	660	(1.5)%
Total	$808,869	$758,000	6.7%	346.9	339.3	2.2%	2,332	2,234	4.4%
For the three and six months ended March 31, 2018, the ASP changes were impacted primarily by a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies, as well as improved market conditions in certain geographies. On average, we anticipate that our ASP will likely continue to increase in future quarters, as indicated by our ASP for homes in backlog.
For the three and six months ended March 31, 2018, the increase in closings in our West segment was primarily driven by strong growth in our Las Vegas and Phoenix markets, where we sold a significant number of homes in certain communities. The increase in closings in our West segment was partially offset by a decline in closings in our Houston market, where hurricane repair work has created labor constraints that resulted in increased construction cycle times. For the three and six months ended March 31, 2018, lower closings in the Indianapolis market substantially offset increases in closings across the rest of the East segment, resulting in relatively flat closings growth for the segment year-over-year. Closings were also lower in our Southeast segment for the three and six months ended March 31, 2018. The decrease was primarily due to a decline in closings in our Atlanta and Orlando markets, partially offset by growth in our Raleigh and Myrtle Beach markets, where we continued to generate new closings from the seven communities purchased from Bill Clark Homes in December 2017.
Our overall higher ASP coupled with the overall increase in closings described above resulted in homebuilding revenue that was up for the three and six months ended March 31, 2018, especially in our West segment, where we experienced a significant year-over-year growth in homebuilding revenue.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total. In addition, such amounts are presented excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs, and inventory impairment and abandonment charges).

	Three Months Ended March 31, 2018
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$51,921	23.1%	$—	$51,921	23.1%	$—	$51,921	23.1%
East	19,489	18.8%	—	19,489	18.8%	—	19,489	18.8%
Southeast	19,522	17.3%	—	19,522	17.3%	—	19,522	17.3%
Corporate & unallocated	(16,566)		—	(16,566)		19,655	3,089
Total homebuilding	$74,366	16.9%	$—	$74,366	16.9%	$19,655	$94,021	21.3%

	Three Months Ended March 31, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$39,205	21.2%	$—	$39,205	21.2%	$—	$39,205	21.2%
East	21,736	19.2%	188	21,924	19.4%	—	21,924	19.4%
Southeast	24,849	20.1%	—	24,849	20.1%	—	24,849	20.1%
Corporate & unallocated	(18,466)		—	(18,466)		19,819	1,353
Total homebuilding	$67,324	16.0%	$188	$67,512	16.0%	$19,819	$87,331	20.7%

	Six Months Ended March 31, 2018
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$90,003	22.4%	$—	$90,003	22.4%	$—	$90,003	22.4%
East	35,925	19.0%	—	35,925	19.0%	—	35,925	19.0%
Southeast	38,100	17.4%	—	38,100	17.4%	—	38,100	17.4%
Corporate & unallocated	(29,430)		—	(29,430)		36,123	6,693
Total homebuilding	$134,598	16.6%	$—	$134,598	16.6%	$36,123	$170,721	21.1%

	Six Months Ended March 31, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$76,022	21.3%	$—	$76,022	21.3%	$—	$76,022	21.3%
East	35,164	18.1%	188	35,352	18.2%	—	35,352	18.2%
Southeast	39,426	19.1%	—	39,426	19.1%	—	39,426	19.1%
Corporate & unallocated	(30,084)		—	(30,084)		35,463	5,379
Total homebuilding	$120,528	15.9%	$188	$120,716	15.9%	$35,463	$156,179	20.6%

Our homebuilding gross profit increased by $7.0 million to $74.4 million for the three months ended March 31, 2018, from $67.3 million in the prior year quarter. The increase was due to higher homebuilding revenue (driven by higher closings and ASP, as previously discussed) and higher gross margin. However, the comparability of our gross profit and gross margin, as shown in the tables above, was impacted by interest amortized to homebuilding cost of sales, which decreased by $0.2 million, from $19.8 million in the prior year quarter to $19.7 million in the current quarter (see Note 6 of the notes to our unaudited condensed consolidated financial statements in this Form 10-Q). Excluding interest amortized to homebuilding cost of sales, year-over-year gross profit increased by $6.7 million, and our homebuilding gross margin improved by 60 basis points to 21.3%.
For the six months ended March 31, 2018, our homebuilding gross profit increased by $14.1 million, from $120.5 million in the prior year period to $134.6 million. The increase in gross profit was due to higher homebuilding revenue and, to a lesser extent, higher year-over-year gross margin. However, similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period, as shown in the tables above, was impacted by certain items. Specifically, impairment and abandonment charges were higher in the prior year period by $0.2 million. In addition, interest amortized to homebuilding cost of sales increased by $0.7 million, from $35.5 million in the prior year six-month period to $36.1 million in the current period (refer to Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). After considering these items, year-over-year gross profit increased by $14.5 million, and our home building margin improved by 50 basis points to 21.1%.
The year-over-year improvement in our homebuilding gross margin for the three and six months ended March 31, 2018 is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including the resulting higher margin on homes closed during the current quarter; (3) increased focus on managing our house costs and improving our cycle times; and (4) favorable discrete items in the current period, such as lower warranty costs. Going forward, however, our gross margin will continue to be impacted by several headwinds, including our activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of some of our land purchase transactions, such as finished lot purchases, which tend to result in lower gross margins, and increasing land and direct homebuilding costs.
Measures of homebuilding gross profit and gross margin after excluding inventory impairments and abandonments, interest amortized to cost of sales, and other non-recurring items are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company and other homebuilders have been significant historically and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, as well as interest amortized to cost of sales and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and to measure cash available for discretionary spending.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.8% and excluding interest and inventory impairments, it was 21.4%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.7% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(22.6)%
Impact of interest amortized to COS related to these communities	25.0%
Pre-impairment turn gross margin, excluding interest amortization	2.4%
Impact of impairment turns	16.1%
Gross margin (post impairment turns), excluding interest amortization	18.5%
For a further discussion of our impairment policies, see Notes 2 and 5 of the notes to the condensed consolidated financial statements in this Form 10-Q.
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$10,149	$—	$10,149	$583	$(11)	$594
East	3,681	3,361	320	108	85	23
Southeast	233	233	—	20		20
Corporate and unallocated (a)	—	—	—	—	—	—
Total	$14,063	$3,594	$10,469	$711	$74	$637

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$11,564	$—	$11,564	$946	$267	$679
East	6,846	6,270	576	321	216	105
Southeast	388	439	(51)	51	50	1
Corporate and unallocated (a)	—	—	—	(10)	—	(10)
Total	$18,798	$6,709	$12,089	$1,308	$533	$775
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
To further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three and six months ended March 31, 2018 that did not fit within our strategic plans. We expect additional land sales to occur during the remainder of our fiscal 2018. However, future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
(In thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$31,715	$20,779	$10,936	$52,825	$41,794	$11,031
East (a)	8,926	10,532	(1,606)	16,322	12,089	4,233
Southeast	7,897	12,574	(4,677)	14,807	17,589	(2,782)
Corporate and Unallocated (b)	(34,713)	(36,374)	1,661	(63,448)	(62,686)	(762)
Operating income (c)	$13,825	$7,511	$6,314	$20,506	$8,786	$11,720
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
(c) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q).
Our operating income increased by $6.3 million to $13.8 million for the three months ended March 31, 2018, compared to $7.5 million for the three months ended March 31, 2017. The increase was primarily due to a $7.0 million increase in homebuilding gross profit offset by higher quarter-over-quarter commissions in-line with the increase in homebuilding revenue. G&A costs were relatively consistent with the prior period despite the increase in overall revenues (down 40 basis points quarter-over-quarter).
For the six months ended March 31, 2018, operating income increased by $11.7 million to $20.5 million, compared to operating income in the prior year period of $8.8 million. As previously discussed, the six months ended March 31, 2017 included a $2.7 million write-off of a deposit on a legacy investment in a development site that we deemed noncollectible. No such write-off was recognized during the six months ended March 31, 2018.
Below operating income, we had two noteworthy year-over-year fluctuations as follows: (1) for the three and six months ended March 31, 2018, we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest costs not qualified for capitalization; and (2) we recorded a loss of $25.9 million on the extinguishment of debt during the current six month period versus $15.6 million in the prior year due to the management of our debt portfolio (see Note 6 and Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items).
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
Our current fiscal year-to-date income tax expense was primarily driven by the remeasurement of our deferred tax assets that resulted from the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017, offset by the loss in earnings from continuing operations in the current fiscal year and the Company's completion of work necessary to claim $2.3 million in tax credits related to our prior fiscal years. The tax benefit for the six months ended March 31, 2017 was primarily driven by our loss from continuing operations and the Company's completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded during our fiscal 2017 but related to our fiscal 2016.

As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, we executed a restructuring effort in the first quarter of the current fiscal year that involved changes in the legal forms and tax elections for certain of our operating entities. These efforts were undertaken to reduce our effective tax rate to an amount that is in-line with our peers, while also providing cash tax savings in jurisdictions where we no longer have significant loss carryforwards available. We expect our fiscal 2018 annualized effective tax rate, inclusive of the rate change from the Tax Cuts and Jobs Act but excluding the impact of discrete items recorded in the period, to be approximately 27%. We expect that our annualized effective tax rate for fiscal 2019 will be approximately 24% and remain at or near that level in subsequent fiscal years.
See Note 10 of the notes to our condensed consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three Months Ended March 31, 2018 as compared to 2017
West Segment: Homebuilding revenue increased by 21.2% for the three months ended March 31, 2018 compared to the prior year quarter due to a 16.2% increase in closings, primarily attributable to our Las Vegas and Phoenix markets, and a 4.3% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $12.7 million due to the rise in homebuilding revenue combined with higher homebuilding gross margin, which increased from 21.2% to 23.1%. The increase in gross margin was primarily driven by our Las Vegas market, where our communities continue to gain momentum, and our Southern California market, where newer communities are driving margin growth. The $10.9 million increase in operating income compared to the prior year quarter was due to the aforementioned increase in homebuilding gross profit, partially offset by an increase in commissions expense and G&A costs on higher homebuilding revenue.
East Segment: Homebuilding revenue decreased by 8.4% for the three months ended March 31, 2018 compared to the prior year quarter due to a 2.4% decrease in closings, primarily driven by our Indianapolis market, and a 6.1% decrease in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $2.2 million due to the decline in homebuilding revenue coupled with lower gross margin, which decreased from 19.2% to 18.8%. Gross margin increased in most markets of the segment but decreased in Indianapolis, which achieved lower margins due to year-over-year changes in product and community mix. The $1.6 million decrease in operating income compared to the prior year quarter resulted from the previously discussed decrease in gross profit, partially offset by lower commissions.
Southeast Segment: Homebuilding revenue decreased by 8.4% for the three months ended March 31, 2018 compared to the prior year quarter due to a 14.5% decrease in closings, resulting from declines across most markets of the segment, partially offset by a 7.1% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $5.3 million due to the decline in homebuilding revenue combined with lower gross margin, which decreased from 20.1% to 17.3%. The decrease in gross margin was primarily driven by our Atlanta market due to construction cost increases within certain communities. The decrease in operating income of $4.7 million resulted from the aforementioned decline in gross profit, partially offset by lower commissions on lower homebuilding revenue compared to the prior year quarter.
Corporate and Unallocated: Our Corporate and unallocated results include: amortization of capitalized interest; movement in capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2018, corporate and unallocated net costs decreased by $1.7 million from the prior year quarter primarily due to (1) a quarter-over-quarter decrease in interest amortized to cost of sales of $0.2 million (see Note 6 of the notes to our condensed consolidated financial statements included in this Form 10-Q); and (2) an increase in indirect costs expensed to cost of sales quarter-over-quarter due to improved business performance.
Six Months Ended March 31, 2018 as compared to 2017
West Segment: Homebuilding revenue increased by 12.3% for the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to a 10.0% increase in closings, primarily driven by our Las Vegas and Phoenix markets, and an increase in ASP of 2.1%. Compared to the prior year period, homebuilding gross profit increased by $14.0 million due to the increase in homebuilding revenue combined with higher homebuilding gross margin, which rose from 21.3% to 22.4%. The increase in gross margin was primarily driven by our Las Vegas market, where our communities continue to gain momentum, and our Southern California market, where newer communities are driving margin growth. The $11.0 million year-over-year increase in operating income was the result of the previously discussed increase in gross profit, partially offset by an increase in commissions expense on higher homebuilding revenue and higher G&A costs associated with growth in the segment.

East Segment: Homebuilding revenue decreased by 2.6% for the six months ended March 31, 2018 compared to the sixth months ended March 31, 2017 due to a 2.8% decrease in ASP, partially offset by a 0.2% increase in closings. While homebuilding revenue was modestly lower compared to the prior year period, homebuilding gross profit increased by $0.8 million over the same period due to an increase in homebuilding gross margin from 18.1% to 19.0%. Gross margin increased in most markets of the segment but decreased in Indianapolis, which achieved lower margins due to year-over-year changes in product and community mix. The $4.2 million increase in operating income compared to the prior year period was partially attributable to higher gross profit and lower commissions expense. In addition, the prior year period included a $2.7 million write-off of a deposit on a legacy land investment, whereas there was no such charge incurred during the current year period.
Southeast Segment: Homebuilding revenue increased by 5.8% for the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to a 7.4% increase in ASP, partially offset by a 1.5% decrease in closings. While homebuilding revenue was higher compared to the prior year period, homebuilding gross profit decreased by $1.3 million over the same period due to the decline in gross margin from 19.1% to 17.4%. The decrease in gross margin was primarily driven by our Atlanta market due to construction cost increases within certain communities. The $2.8 million decrease in operating income compared to the prior year period was driven by the aforementioned decline in margin as well as higher G&A costs during the current year period.
Corporate and Unallocated: For the six months ended March 31, 2018, corporate and unallocated net costs increased by $0.8 million over the prior year period. The increase was primarily due to (1) a year-over-year increase in interest amortized to cost of sales of $0.7 million (refer to Note 6 of the notes to our condensed consolidated financial statements included in this Form 10-Q); (2) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults; partially offset by (3) an increase in indirect costs expensed to cost of sales due to improved business performance.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of March 31, 2018, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, (1) cash from operations; (2) proceeds from Senior Notes, our Secured Revolving Credit Facility (the Facility) and other bank borrowings; (3) the issuance of equity and equity-linked securities; and (4) other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities), and available credit facilities.
Cash, cash equivalents, and restricted cash decreased as follows for the periods presented:

	Six Months Ended March 31,
(In thousands)	2018	2017
Cash used in operating activities	$(116,185)	$(72,062)
Cash used in investing activities	(8,304)	(6,393)
Cash used in financing activities	(8,550)	(11,316)
Net decrease in cash, cash equivalents, and restricted cash	$(133,039)	$(89,771)
Operating Activities
Net cash used in operating activities was $116.2 million for the six months ended March 31, 2018, compared to $72.1 million for the six months ended March 31, 2017. The increase in cash used in operations was primarily attributed to the increase in our land-related spending as well as the asset acquisitions from Bill Clark Homes, which approximated $29.0 million. We spent $285.1 million on land and land development activities during the six months ended March 31, 2018, of which $20.5 million related to the Bill Clark Homes acquisition, an increase of $79.0 million, or 38.3%, compared to $206.1 million in land-related spending for the six months ended March 31, 2017. The level of land and land development spend, which partly drives our change in inventory, has a significant impact on our cash flows from operating activities in both periods. We expect our spend on land and land development activities to increase during the remainder of our fiscal 2018 as we continue to grow our community count. Additionally, changes in non-inventory working capital balances combined with our year-over-year increase in earnings, after adjustment for non-cash items, partially offset the increase in land related spending and positively impacted cash flows from operating activities in the current year period versus the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended March 31, 2018 and March 31, 2017, was $8.3 million and $6.4 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $8.6 million for the six months ended March 31, 2018 due to repayment of certain debt issuances (including a portion of our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2027 (the 2027 Notes, discussed below), offset by the proceeds from the same 2027 Notes. Net cash used in financing activities was $11.3 million for the six months ended March 31, 2017 due to repayment of certain debt issuances (including our 2021 Senior Notes, the remaining balance of our Term Loan, and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our 2025 Notes, offset by the proceeds from the same 2025 Notes.
Financial Position
As of March 31, 2018, our liquidity position consisted of:

•	$158.8 million in cash and cash equivalents;

•	$170.3 million of remaining capacity under the Facility (due to the use of the Facility to secure $29.7 million in letters of credit); and

•	$12.8 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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

Debt
During the first quarter of our fiscal 2018, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 (the 2027 Notes). We also redeemed a portion of our outstanding Senior Notes due 2019 and 2023, primarily by utilizing the proceeds received from the 2027 Notes issued as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $25.9 million during the six months ended March 31, 2018. See Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information about our borrowings, including a description of our 2027 Notes.
During the second quarter of our fiscal 2017, we redeemed our outstanding 2021 Senior Notes and the remaining balance of our Term Loan primarily with the proceeds received from the 2025 Notes issued during the quarter. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million and a net reduction in debt of $3.0 million during the three and six months ended March 31, 2017.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $200.0 million and an available capacity of $170.3 million as of March 31, 2018 after considering the $29.7 million of outstanding letters of credit backed by the Facility. During the first quarter of our fiscal 2018, we executed a Fourth Amendment to the Facility. The Fourth Amendment (1) extends the termination date of the Facility from February 15, 2019 to February 15, 2020; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $180.0 million to $200.0 million; and (3) includes a condition that allows the facility to be increased by an additional $50.0 million to $250.0 million, subject to the approval of any lenders providing any such increase.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $11.0 million of outstanding letters of credit under these facilities (in addition to the $29.7 million outstanding letters of credit backed by the Facility), which are secured by cash collateral that is maintained in restricted accounts totaling $11.8 million.
In the future, we may from time-to-time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities in open market purchases, privately-negotiated transactions, or otherwise. We also may seek to expand our business through acquisition, which may be funded through cash, additional debt, or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In September 2017, Moody's reaffirmed the Company's issuer default debt rating of B3. Moody’s outlook on the Company remains positive. In August 2017, S&P reaffirmed the Company's corporate credit rating of B-. In October 2017, Fitch reaffirmed the Company's default rating of B- and revised its outlook from stable to positive. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
The Company did not repurchase any shares in the open market during the six months ended March 31, 2018 or 2017. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the six months ended March 31, 2018 or 2017.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
As of March 31, 2018, we controlled 22,092 lots. We owned 78.0%, or 17,236 of these lots, and 4,856 of these lots, or 22.0%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $79.0 million as of March 31, 2018. The total remaining purchase price, net of cash deposits, committed under all options was $341.7 million as of March 31, 2018. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
We have historically funded the exercise of lot options with operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our lot options will have a material adverse effect on our liquidity.
Occasionally, we use legal entities in which we have less than a controlling interest. We enter into the majority of these arrangements with land developers, other homebuilders, and financial partners to acquire attractive land positions, to manage our risk profile, and to leverage our capital base. The underlying land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We account for our interest in unconsolidated entities under the equity method.
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of March 31, 2018, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $222.3 million as of March 31, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2017 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), homebuilding revenues and costs, warranty reserves, and income tax valuation allowances and ownership changes. Since September 30, 2017, there have been no significant changes to our critical accounting policies.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2018, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2018 was $1.28 billion, compared to a carrying value of $1.26 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.28 billion to $1.34 billion as of March 31, 2018.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 at a reasonable assurance level.
Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our CEO and CFO, which are required by Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and should be read in conjunction with the certifications of the CEO and CFO.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2018	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer