Form 10-Q
period 2018-06-30
BEAZER HOMES USA INC
filed 2018-07-26
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding as of July 23, 2018
Common Stock, $0.001 par value	33,674,122

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$136,298	$292,147
Restricted cash	12,167	12,462
Accounts receivable (net of allowance of $392 and $330, respectively)	28,005	36,323
Income tax receivable	119	88
Owned inventory	1,767,983	1,542,807
Investments in unconsolidated entities	4,237	3,994
Deferred tax assets, net	195,145	307,896
Property and equipment, net	22,212	17,566
Other assets	10,861	7,712
Total assets	$2,177,027	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$143,135	$103,484
Other liabilities	124,722	107,659
Total debt (net of premium of $2,833 and $3,413, respectively, and debt issuance costs of $15,170 and $14,800, respectively)	1,326,503	1,327,412
Total liabilities	1,594,360	1,538,555
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,678,305 issued and outstanding and 33,515,768 issued and outstanding, respectively)	34	34
Paid-in capital	879,270	873,063
Accumulated deficit	(296,637)	(190,657)
Total stockholders’ equity	582,667	682,440
Total liabilities and stockholders’ equity	$2,177,027	$2,220,995

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2018	2017	2018	2017
Total revenue	$511,521	$478,588	$1,339,188	$1,243,297
Home construction and land sales expenses	428,109	399,675	1,119,870	1,043,041
Inventory impairments and abandonments	168	470	168	752
Gross profit	83,244	78,443	219,150	199,504
Commissions	19,535	18,773	51,225	48,728
General and administrative expenses	42,473	40,794	120,610	117,282
Depreciation and amortization	3,656	3,307	9,229	9,139
Operating income	17,580	15,569	38,086	24,355
Equity in income of unconsolidated entities	147	158	302	213
Loss on extinguishment of debt	—	—	(25,904)	(15,563)
Other expense, net	(30)	(2,871)	(4,628)	(12,007)
Income (loss) from continuing operations before income taxes	17,697	12,856	7,856	(3,002)
Expense (benefit) from income taxes	4,268	5,742	113,386	(1,262)
Income (loss) from continuing operations	13,429	7,114	(105,530)	(1,740)
(Loss) income from discontinued operations, net of tax	(20)	9	(450)	(101)
Net income (loss) and comprehensive income (loss)	$13,409	$7,123	$(105,980)	$(1,841)
Weighted average number of shares:
Basic	32,147	31,971	32,113	31,944
Diluted	32,726	32,375	32,113	31,944
Basic earnings (loss) per share:
Continuing operations	$0.42	$0.22	$(3.29)	$(0.05)
Discontinued operations	—	—	(0.01)	—
Total	$0.42	$0.22	$(3.30)	$(0.05)
Diluted income (loss) per share:
Continuing operations	$0.41	$0.22	$(3.29)	$(0.05)
Discontinued operations	—	$—	(0.01)	—
Total	$0.41	$0.22	$(3.30)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2018	2017
Cash flows from operating activities:
Net loss	$(105,980)	$(1,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,229	9,139
Stock-based compensation expense	7,692	7,327
Inventory impairments and abandonments	618	752
Deferred and other income tax expense (benefit)	112,752	(2,404)
Write-off of deposit on legacy land investment	—	2,700
Gain on sale of fixed assets	(207)	(123)
Change in allowance for doubtful accounts	62	(178)
Equity in income of unconsolidated entities	(329)	(233)
Cash distributions of income from unconsolidated entities	331	138
Non-cash loss on extinguishment of debt	3,173	3,676
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,256	13,588
Increase in income tax receivable	(31)	(88)
Increase in inventory	(222,304)	(70,770)
Increase in other assets	(3,469)	(1,970)
Increase in trade accounts payable	39,651	14,986
Increase (decrease) in other liabilities	17,080	(14,607)
Net cash used in operating activities	(133,476)	(39,908)
Cash flows from investing activities:
Capital expenditures	(13,894)	(8,661)
Proceeds from sale of fixed assets	226	126
Investments in unconsolidated entities	(421)	(3,005)
Return of capital from unconsolidated entities	176	1,621
Net cash used in investing activities	(13,913)	(9,919)
Cash flows from financing activities:
Repayment of debt	(401,509)	(257,173)
Proceeds from issuance of new debt	400,000	250,000
Repayment of borrowings from credit facility	(75,000)	(25,000)
Borrowings from credit facility	75,000	25,000
Debt issuance costs	(5,743)	(4,757)
Other financing activities	(1,503)	(403)
Net cash used in financing activities	(8,755)	(12,333)
Decrease in cash, cash equivalents, and restricted cash	(156,144)	(62,160)
Cash, cash equivalents, and restricted cash at beginning of period	304,609	243,276
Cash, cash equivalents, and restricted cash at end of period	$148,465	$181,116

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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

Recent Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We have been involved in industry-specific discussions with the FASB on the treatment of certain items related to our business. However, due to the nature of our operations, we expect to identify similar performance obligations under ASU 2014-09 compared with the deliverables and separate units of account we have identified under existing accounting standards. We expect to adopt the provisions of ASU 2014-09 effective October 1, 2018 under the modified retrospective approach. We do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues, although we expect our revenue-related disclosures to change. We are also continuing to evaluate the impact that adoption of this guidance may have on other areas of our business.
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
The following table presents the changes to our consolidated statements of cash flows as of June 30, 2017 due to the adoption of ASU 2016-18:

in thousands	Nine Months Ended June 30, 2017
Consolidated Statements of Cash Flows:
Net cash used in investing activities (as originally reported)	$(8,249)
Movements in restricted cash	(1,670)
Net cash used in investing activities (as re-casted)	$(9,919)

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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2018	2017
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$—	$8,346
Land acquisitions for debt	—	6,305
Supplemental disclosure of cash activity:
Interest payments	$60,025	$60,847
Income tax payments	495	548
Tax refunds received	39	3
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$136,298	$168,381
Restricted cash	12,167	12,735
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$148,465	$181,116
(a) For the nine months ended June 30, 2017, non-cash land acquisitions were comprised of lot takedowns from one of the Company's unconsolidated land development joint ventures.

(4) Investments in Unconsolidated Entities
As of June 30, 2018, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in unconsolidated entities as well as the total equity and outstanding borrowings of such unconsolidated entities as of June 30, 2018 and September 30, 2017:

in thousands	June 30, 2018	September 30, 2017
Investment in unconsolidated entities	$4,237	$3,994
Total equity of unconsolidated entities	11,491	11,811
Total outstanding borrowings of unconsolidated entities	15,234	15,797
Equity in income of unconsolidated entities is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2018	2017	2018	2017
Equity in income of unconsolidated entities	$147	$158	$302	$213
For the three and nine months ended June 30, 2018 and 2017, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2018 and September 30, 2017, the Company had no outstanding guarantees or other debt-related obligations related to investments in unconsolidated entities.
Beazer and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2018 and 2017, Beazer was not required to make any payments related to environmental indemnities.
In assessing the need to record a contingent liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of June 30, 2018, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
Owned inventory consisted of the following as of June 30, 2018 and September 30, 2017:

in thousands	June 30, 2018	September 30, 2017
Homes under construction	$641,780	$419,312
Development projects in progress	805,619	785,777
Land held for future development	84,813	112,565
Land held for sale	10,128	17,759
Capitalized interest	152,182	139,203
Model homes	73,461	68,191
Total owned inventory	$1,767,983	$1,542,807
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. The Company had 168 (with a cost of $55.1 million) and 171 (with a cost of $52.6 million) substantially completed homes that were not subject to a sales contract (spec homes) as of June 30, 2018 and September 30, 2017, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled. Land held for future development is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell.
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

Total owned inventory by reportable segment and by category is presented in the table below as of June 30, 2018 and September 30, 2017:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2018
West Segment	$815,784	$59,764	$2,255	$877,803
East Segment	302,950	14,077	7,159	324,186
Southeast Segment	344,729	10,972	690	356,391
Corporate and unallocated (b)	209,579	—	24	209,603
Total	$1,673,042	$84,813	$10,128	$1,767,983
September 30, 2017
West Segment	$673,828	$87,231	$3,848	$764,907
East Segment	250,002	14,391	11,578	275,971
Southeast Segment	301,268	10,943	1,233	313,444
Corporate and unallocated (b)	187,385	—	1,100	188,485
Total	$1,412,483	$112,565	$17,759	$1,542,807
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
For the quarter ended June 30, 2018, there were four communities on our quarterly watch list, two in the West segment and two in the Southeast segment. However, none of these communities required further analysis to be performed after considering certain qualitative factors. For the quarter ended June 30, 2017, there were three communities on our quarterly watch list, all in our West segment. However, none of these communities required further impairment analysis to be performed after considering certain qualitative factors.

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
The following table presents our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2018	2017	2018	2017
Land Held for Sale:
West	$—	$—	$—	$94
East	168	470	168	470
Total impairment charges on land held for sale	$168	$470	$168	$564
Abandonments:
East	—	—	—	188
Total continuing operations	$168	$470	$168	$752
Discontinued Operations:
Land Held for Sale	—	—	450	—
Total impairment and abandonment charges	$168	$470	$618	$752
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2018 and September 30, 2017:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of June 30, 2018
Unconsolidated lot option agreements	$73,018	$355,773
As of September 30, 2017
Unconsolidated lot option agreements	$91,854	$408,300

(6) Interest
Interest capitalized during the three and nine months ended June 30, 2018 and 2017 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2018	2017	2018	2017
Capitalized interest in inventory, beginning of period	$149,034	$146,916	$139,203	$138,108
Interest incurred	25,803	26,243	76,850	79,812
Interest expense not qualified for capitalization and included as other expense (a)	(205)	(2,934)	(5,290)	(12,232)
Capitalized interest amortized to home construction and land sales expenses (b)	(22,450)	(21,895)	(58,581)	(57,358)
Capitalized interest in inventory, end of period	$152,182	$148,330	$152,182	$148,330
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
(7) Borrowings
The Company's debt, net of premiums, discounts, and unamortized debt issuance costs consisted of the following as of June 30, 2018 and September 30, 2017:

in thousands	Maturity Date	June 30, 2018	September 30, 2017
5 3/4% Senior Notes	June 2019	$96,393	$321,393
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	24,834	199,834
6 3/4% Senior Notes	March 2025	250,000	250,000
5 7/8% Senior Notes	October 2027	400,000	—
Unamortized debt premium, net		2,833	3,413
Unamortized debt issuance costs		(15,170)	(14,800)
Total Senior Notes, net		1,258,890	1,259,840
Junior Subordinated Notes (net of unamortized accretion of $37,286 and $38,837, respectively)	July 2036	63,487	61,937
Other Secured Notes payable	Various Dates	4,126	5,635
Total debt, net		$1,326,503	$1,327,412
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

As of June 30, 2018, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $200.0 million. As of September 30, 2017, no borrowings were outstanding under the Facility; however, $34.7 million in letters of credit were outstanding, resulting in a remaining capacity of $145.3 million. The Facility requires compliance with certain covenants, including negative covenants and financial maintenance covenants. As of June 30, 2018, the Company was in compliance with all such covenants.
Letter of Credit Facilities
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit in addition to those issued under the Facility. As of June 30, 2018 and September 30, 2017, total letters of credit outstanding under these facilities were $10.8 million and $10.8 million, respectively, all of which were secured by cash collateral in restricted accounts.
In May 2018, the Company entered into a reimbursement agreement with Credit Suisse AG, which provides for the issuance of performance letters of credit, and an unsecured credit agreement with Credit Suisse International that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of June 30, 2018, the total stated amount of performance letters of credit issued under the reimbursement agreement was $26.4 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $30.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of June 30, 2018.
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
During the first quarter of fiscal 2018, the proceeds of the 2027 Notes, as well as $34.5 million cash on hand, were used to redeem $225.0 million of our 5.75% unsecured Senior Notes due 2019 and $175.0 million of our 7.25% unsecured Senior Notes due 2023, resulting in a loss on extinguishment of debt of $25.9 million during the nine months ended June 30, 2018, of which $3.2 million was a non-cash write-off of debt issuance and discount costs.

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
During the nine months ended June 30, 2017, we redeemed our outstanding Senior Notes due 2021, as well as the then outstanding balance on our term loan, mainly by utilizing the proceeds received from the 2025 Notes issued during the second quarter of fiscal 2017, which is discussed above, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million during the nine months ended June 30, 2017.
For additional redemption features, refer to the table below that summarizes the redemption terms of our Senior Notes:

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
After February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; on or after February 1, 2019, callable at a redemption price equal to 102.417% of the principal amount; on or after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount; on or after February 1, 2021, callable at 100% of the principal amount plus, in each case, accrued and unpaid interest

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
Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.81% as of June 30, 2018 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed subsequently, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2018, the unamortized accretion was $37.3 million and will be amortized over the remaining life of the notes. As of June 30, 2018, we were in compliance with all covenants under our Junior Subordinated Notes.
Other Secured Notes Payable
We periodically acquire land through the issuance of notes payable. As of June 30, 2018 and September 30, 2017, we had outstanding secured notes payable of $4.1 million and $5.6 million, respectively, primarily related to land acquisitions. These secured notes payable related to land acquisitions have varying expiration dates between 2018 and 2019, and have a weighted-average fixed interest rate of 1.56% as of June 30, 2018. These notes are secured by the real estate to which they relate.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2018	2017	2018	2017
Balance at beginning of period	$14,583	$25,386	$18,091	$39,131
Accruals for warranties issued (a)	3,254	3,727	10,758	9,549
Changes in liability related to warranties existing in prior periods (b)	711	(1,293)	(2,574)	6,581
Payments made (b)	(3,258)	(7,998)	(10,985)	(35,439)
Balance at end of period	$15,290	$19,822	$15,290	$19,822
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
Florida Water Intrusion Issues
In the latter portion of fiscal 2014, we began to experience an increase in reported stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). Through June 30, 2018, we cumulatively recorded charges related to these issues of $85.1 million.
Warranty reserves related to the Florida stucco issues increased during the three months ended June 30, 2018 by $0.1 million but decreased by $0.5 million during the nine months ended June 30, 2018. As of June 30, 2018, 708 homes have been identified as likely to require repairs, of which 682 homes have been repaired. The majority of the remaining repairs in our Florida communities are expected to be completed during fiscal 2018. We made payments related to the Florida stucco issues of $0.4 million and $2.1 million during the three and nine months ended June 30, 2018, respectively. These amounts included payments on fully repaired homes and homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $2.1 million as of June 30, 2018. This accrual is included in the overall warranty liability detailed above and includes homes deemed likely to require repair. Within the impacted communities, the total estimated cost of remediation for homes under warranty but deemed unlikely to require repair is approximately $2.3 million. For additional information related to the Florida stucco issues, refer to Note 9 of the notes to the consolidated financial statements in our 2017 Annual Report.
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
We adjust our insurance receivables each quarter to reflect our estimate of future costs to be incurred subject to recoveries from insurers. Insurance receivables increased by $0.2 million during the three months ended June 30, 2018 and decreased by $0.2 million during the nine months ended June 30, 2018 to reflect the amounts deemed probable of receiving. The changes to our insurance receivables offset the current three and nine month period changes in our reserve related to the Florida stucco issues. For the three and nine months ended June 30, 2017, insurance receivables decreased by $0.6 million and increased by $5.6 million, respectively. Through June 30, 2018, actual plus expected insurance recoveries related to the Florida stucco issues cumulatively totaled $82.8 million.
Amounts recorded for anticipated insurance recoveries are reflected within the consolidated statements of income as a reduction of home construction expenses. Amounts not yet received from our insurer are recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable on our consolidated balance sheets.

Litigation
From time-to-time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. We cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations, or cash flows. As of June 30, 2018, no liability has been recorded for any additional claims related to this matter as such exposure is not both probable and reasonably estimable.
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
We have an accrual of $2.7 million and $3.9 million in other liabilities on our consolidated balance sheets for litigation and related matters, excluding warranty, as of June 30, 2018 and September 30, 2017, respectively.
We had outstanding letters of credit and performance bonds of approximately $37.2 million and $233.6 million, respectively, as of June 30, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.

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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3	Total
As of June 30, 2018
Deferred compensation plan assets (a)	$—	$1,507	$—	$1,507
Land held for sale (b)	—	—	426	426
As of September 30, 2017
Deferred compensation plan assets (a)	$—	$1,114	$—	$1,114
Development projects in progress (b)	—	—	3,791	3,791
Land held for sale (b)	—	—	325	325
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
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of June 30, 2018 and September 30, 2017:

	As of June 30, 2018		As of September 30, 2017
(In thousands)	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,258,890	$1,237,492	$1,259,840	$1,355,657
Junior Subordinated Notes	63,487	63,487	61,937	61,937
	$1,322,377	$1,300,979	$1,321,777	$1,417,594
(a) Carrying amounts are net of unamortized debt premiums, debt issuance costs, and accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax expense of $4.3 million and $113.2 million for the three and nine months ended June 30, 2018, respectively, compared to an income tax expense of $5.7 million and income tax benefit of $1.3 million for the three and nine months ended June 30, 2017, respectively. The current fiscal year income tax expense was primarily driven by (1) income from continuing operations; (2) the remeasurement of our deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act (Tax Act); and (3) several discrete tax items, including the impacts to our stock-based compensation expense as a result of current period activity; these expenses were partially offset by (4) the completion of work necessary to claim an additional $2.8 million in tax credits related to prior fiscal years. The tax benefit for the nine months ended June 30, 2017 was primarily driven by the Company's loss from continuing operations, the completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded in fiscal 2017 but related to fiscal 2016, and several other discrete tax items, including a prior period balance due for one of our operating jurisdictions.
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
In connection with our initial analysis of the Tax Act's impacts, and in accordance with the guidance in SAB 118, we recorded a discrete net tax expense of $112.6 million during the three months ended December 31, 2017. This net expense is primarily related to the corporate tax rate reduction and the associated remeasurement of our deferred tax assets. While a provisional tax expense of $112.6 million was recorded based on reasonable estimates of the impact of the reduction in the corporate tax rate, the estimate may be affected by additional analyses related to the Tax Act and temporary differences that will reverse during our fiscal 2018 and subsequent tax years. No change to the estimate was recorded during the three months ended June 30, 2018.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2018, we concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Although the Tax Act may result in changes to our taxable income in the future, we do not anticipate that these changes, along with all available positive and negative evidence, would result in a change to our estimate of the realization of our deferred tax assets as of June 30, 2018. As such, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2017, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2017 Annual Report. In a near future period, we expect to reduce a portion of our remaining valuation allowance, generating a non-cash tax benefit that will have a material impact on net income and stockholders' equity, if additional positive evidence is present indicating that it is more likely than not that certain portions of our deferred tax assets will be realized.

(11) Stock-based Compensation
Stock-based compensation expense is included in G&A expenses in the condensed consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2018	2017	2018	2017
Stock options expense	$42	$53	$175	$215
Restricted stock awards expense	2,442	2,757	7,517	7,112
Before tax stock-based compensation expense	2,484	2,810	7,692	7,327
Tax benefit	(630)	(1,001)	(1,951)	(2,608)
After tax stock-based compensation expense	$1,854	$1,809	$5,741	$4,719
During the nine months ended June 30, 2018 and 2017, employees surrendered 78,718 shares and 31,359 shares, respectively, to the Company in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. The aggregate value of surrendered shares based on the market price on the date of surrender was approximately $1.6 million and $0.4 million for the nine months ended June 30, 2018 and 2017, respectively.
Stock Options
The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model (Black-Scholes Model). As of June 30, 2018, the intrinsic value of our stock options outstanding, vested and expected to vest, and exercisable were $1.0 million, $1.0 million, and $1.0 million, respectively. As of June 30, 2018 and September 30, 2017, total unrecognized compensation cost related to nonvested stock options was $0.3 million and $0.3 million, respectively. The cost remaining as of June 30, 2018 is expected to be recognized over a weighted-average period of 2.0 years.
During the nine months ended June 30, 2018, we issued 23,680 stock options, each for one share of the Company's stock. These stock options typically vest ratably over three years from the grant date or two years from the grant date if issued under the Employee Stock Option Program (EOP; refer to Note 16 of the notes to the consolidated financial statements in our 2017 Annual Report). Following are the assumptions used to value stock options granted, which derived the weighted average fair value shown, for the period presented:

Nine Months Ended
June 30, 2018
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

Activity related to stock options for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018		June 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	550,259	$14.18	593,753	$14.76
Granted	—	—	23,680	20.46
Exercised	(6,525)	7.51	(8,191)	7.52
Expired	(5,000)	18.00	(61,967)	23.19
Forfeited	(7,012)	11.68	(15,553)	10.46
Outstanding at end of period	531,722	$14.26	531,722	$14.26
Exercisable at end of period	475,672	$14.06	475,672	$14.06
Vested or expected to vest in the future	531,722	$14.26	531,722	$14.26
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2018 and September 30, 2017, there was $11.2 million and $8.8 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining as of June 30, 2018 is expected to be recognized over a weighted average period of 1.8 years.
We issued two types of restricted stock awards during the nine months ended June 30, 2018 as follows: (1) performance-based restricted stock awards with a payout based on the Company's performance and certain market conditions; and (2) time-based restricted stock awards. Each award type is discussed further below.
Performance-Based Restricted Stock Awards. During the nine months ended June 30, 2018, we issued 165,085 shares of performance-based restricted stock with market conditions (2018 Performance Shares) to our executive officers and certain other employees. The 2018 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on these financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2018 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $22.40 per share on the date of grant.
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
Time-Based Restricted Stock Awards. During nine months ended June 30, 2018, we also issued 277,165 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. The Restricted Shares granted to our non-employee directors vest on the one-year anniversary of the date of grant, while the Restricted Shares granted to our executive officers and other employees vest ratably over three years on each anniversary from the date of grant.

Activity relating to restricted stock awards for the period presented is as follows:

	Nine Months Ended June 30, 2018
	Performance-Based Restricted Stock		Time-Based Restricted Stock		Total Restricted Stock
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	668,766	$15.72	872,181	$16.47	1,540,947	$16.14
Granted	165,085	22.40	277,165	18.98	442,250	20.26
Vested	—	—	(277,611)	15.07	(277,611)	15.07
Forfeited	(188,058)	18.96	(21,643)	16.52	(209,701)	18.71
End of period	645,793	$16.48	850,092	$17.75	1,495,885	$17.20
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
The Company reported net income for the three months ended June 30, 2018, but a net loss for the remaining periods presented. Accordingly, for the periods with a net loss, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the three and nine months ended June 30, 2018, 0.4 million and 1.6 million shares related to nonvested stock-based compensation awards, respectively, were excluded from our calculation of diluted income (loss) per share as a result of their anti-dilutive effect. For the three and nine months ended June 30, 2017, 0.5 million and 1.6 million shares related to nonvested stock-based compensation awards, respectively, were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2018	2017	2018	2017
Basic shares	32,147	31,971	32,113	31,944
Shares issuable upon vesting of restricted stock	500	352	—	—
Shares issuable upon vesting of performance stock	—	14	—	—
Shares issuable upon exercise of options	79	38	—	—
Diluted shares	32,726	32,375	32,113	31,944
(13) Other Liabilities
Other liabilities include the following as of June 30, 2018 and September 30, 2017:

in thousands	June 30, 2018	September 30, 2017
Accrued bonus and deferred compensation	$29,541	$36,753
Customer deposits	20,714	11,704
Accrued interest	24,367	11,024
Accrued warranty expense	15,290	18,091
Litigation accrual	2,749	3,899
Income tax liabilities	867	811
Other	31,194	25,377
Total other liabilities	$124,722	$107,659

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2018	2017	2018	2017
Revenue
West	$242,308	$208,394	$654,789	$565,298
East	132,415	135,246	328,680	336,045
Southeast	136,798	134,948	355,719	341,954
Total revenue	$511,521	$478,588	$1,339,188	$1,243,297

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2018	2017	2018	2017
Operating income (a)
West	$31,180	$27,724	$84,005	$69,518
East (b)	13,642	14,544	29,964	26,633
Southeast	11,557	14,520	26,364	32,109
Segment total	56,379	56,788	140,333	128,260
Corporate and unallocated (c)	(38,799)	(41,219)	(102,247)	(103,905)
Total operating income	$17,580	$15,569	$38,086	$24,355

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2018	2017	2018	2017
Depreciation and amortization
West	$1,983	$1,641	$4,936	$4,434
East	700	742	1,690	1,869
Southeast	746	646	1,867	1,768
Segment total	3,429	3,029	8,493	8,071
Corporate and unallocated (c)	227	278	736	1,068
Total depreciation and amortization	$3,656	$3,307	$9,229	$9,139
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
The following table contains capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2018	2017
Capital Expenditures
West	$6,478	$4,659
East	1,870	2,073
Southeast	2,215	1,705
Corporate and unallocated	3,331	224
Total capital expenditures	$13,894	$8,661
The following table contains our asset balance by segment as of June 30, 2018 and September 30, 2017:

in thousands	June 30, 2018	September 30, 2017
Assets
West	$897,470	$779,964
East	335,537	298,532
Southeast	370,270	331,618
Corporate and unallocated (a)	573,750	810,881
Total assets	$2,177,027	$2,220,995
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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
June 30, 2018
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$130,457	$9,087	$631	$(3,877)	$136,298
Restricted cash	10,970	1,197	—	—	12,167
Accounts receivable (net of allowance of $392)		28,003	2	—	28,005
Income tax receivable	119	—	—	—	119
Owned inventory		1,767,983	—	—	1,767,983
Investments in unconsolidated entities	773	3,464	—	—	4,237
Deferred tax assets, net	195,145	—	—	—	195,145
Property and equipment, net		22,212	—	—	22,212
Investments in subsidiaries	615,081	—	—	(615,081)	—
Intercompany	978,478	—	2,312	(980,790)	—
Other assets	809	10,033	19	—	10,861
Total assets	$1,931,832	$1,841,979	$2,964	$(1,599,748)	$2,177,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$143,135	$—		$143,135
Other liabilities	24,476	100,056	190		124,722
Intercompany	2,312	982,355	—	(984,667)	—
Total debt (net of premium and debt issuance costs)	1,322,377	4,126	—		1,326,503
Total liabilities	1,349,165	1,229,672	190	(984,667)	1,594,360
Stockholders’ equity	582,667	612,307	2,774	(615,081)	582,667
Total liabilities and stockholders’ equity	$1,931,832	$1,841,979	$2,964	$(1,599,748)	$2,177,027

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2017
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$283,191	$15,393	$724	$(7,161)	$292,147
Restricted cash	11,001	1,461	—	—	12,462
Accounts receivable (net of allowance of $330)	—	36,322	1	—	36,323
Income tax receivable	88	—	—	—	88
Owned inventory	—	1,542,807	—	—	1,542,807
Investments in unconsolidated entities	773	3,221	—	—	3,994
Deferred tax assets, net	307,896	—	—	—	307,896
Property and equipment, net	—	17,566	—	—	17,566
Investments in subsidiaries	808,067	—	—	(808,067)	—
Intercompany	606,168	—	2,337	(608,505)	—
Other assets	599	7,098	15	—	7,712
Total assets	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$103,484	$—	$—	$103,484
Other liabilities	11,229	96,189	241	—	107,659
Intercompany	2,337	613,329	—	(615,666)	—
Total debt (net of premium and debt issuance costs)	1,321,777	5,635	—	—	1,327,412
Total liabilities	1,335,343	818,637	241	(615,666)	1,538,555
Stockholders’ equity	682,440	805,231	2,836	(808,067)	682,440
Total liabilities and stockholders’ equity	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995

Beazer Homes USA, Inc.
Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2018
Total revenue	$—	$511,521	$23	$(23)	$511,521
Home construction and land sales expenses	22,441	405,691	—	(23)	428,109
Gross (loss) profit	(22,441)	105,662	23	—	83,244
Commissions	—	19,535	—	—	19,535
General and administrative expenses	—	42,445	28	—	42,473
Depreciation and amortization	—	3,656	—	—	3,656
Operating (loss) income	(22,441)	40,026	(5)	—	17,580
Equity in income of unconsolidated entities	—	147	—	—	147
Other (expense) income, net	(204)	187	(13)	—	(30)
(Loss) income before income taxes	(22,645)	40,360	(18)	—	17,697
(Benefit) expense from income taxes	(6,069)	10,341	(4)	—	4,268
Equity in income of subsidiaries	30,005	—	—	(30,005)	—
Income (loss) from continuing operations	13,429	30,019	(14)	(30,005)	13,429
Loss from discontinued operations, net of tax		(11)	(9)		(20)
Equity in loss of subsidiaries from discontinued operations	(20)			20
Net income (loss) and comprehensive income (loss)	$13,409	$30,008	$(23)	$(29,985)	$13,409

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2017
Total revenue	$—	$478,588	$24	$(24)	$478,588
Home construction and land sales expenses	21,895	377,804	—	(24)	399,675
Inventory impairments and abandonments	—	470	—	—	470
Gross (loss) profit	(21,895)	100,314	24	—	78,443
Commissions	—	18,773	—	—	18,773
General and administrative expenses	—	40,767	27	—	40,794
Depreciation and amortization	—	3,307	—	—	3,307
Operating (loss) income	(21,895)	37,467	(3)	—	15,569
Equity in income of unconsolidated entities	—	158	—	—	158
Other (expense) income, net	(2,934)	71	(8)	—	(2,871)
(Loss) income before income taxes	(24,829)	37,696	(11)	—	12,856
(Benefit) expense from income taxes	(9,100)	14,846	(4)	—	5,742
Equity in income of subsidiaries	22,843	—	—	(22,843)	—
Income (loss) from continuing operations	7,114	22,850	(7)	(22,843)	7,114
Income (loss) from discontinued operations, net of tax	—	17	(8)	—	9
Equity in income of subsidiaries from discontinued operations	9	—	—	(9)	—
Net income (loss) and comprehensive income (loss)	$7,123	$22,867	$(15)	$(22,852)	$7,123

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2018
Total revenue	$—	$1,339,188	$60	$(60)	$1,339,188
Home construction and land sales expenses	58,564	1,061,366	—	(60)	1,119,870
Gross (loss) profit	(58,564)	277,654	60	—	219,150
Commissions	—	51,225	—	—	51,225
General and administrative expenses	—	120,513	97	—	120,610
Depreciation and amortization	—	9,229	—	—	9,229
Operating (loss) income	(58,564)	96,687	(37)	—	38,086
Equity in income of unconsolidated entities	—	302	—	—	302
Loss on extinguishment of debt	(25,904)	—	—	—	(25,904)
Other (expense) income, net	(5,289)	687	(26)	—	(4,628)
(Loss) income before income taxes	(89,757)	97,676	(63)	—	7,856
(Benefit) expense from income taxes	(23,966)	137,370	(18)	—	113,386
Equity in loss of subsidiaries	(39,739)	—	—	39,739	—
Loss from continuing operations	(105,530)	(39,694)	(45)	39,739	(105,530)
Loss from discontinued operations, net of tax	—	(432)	(18)	—	(450)
Equity in loss of subsidiaries from discontinued operations	(450)	—	—	450	—
Net loss and comprehensive loss	$(105,980)	$(40,126)	$(63)	$40,189	$(105,980)
in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2017
Total revenue	$—	$1,243,297	$84	$(84)	$1,243,297
Home construction and land sales expenses	57,358	985,767	—	(84)	1,043,041
Inventory impairments and abandonments	—	752	—	—	752
Gross (loss) profit	(57,358)	256,778	84	—	199,504
Commissions	—	48,728	—	—	48,728
General and administrative expenses	—	117,204	78	—	117,282
Depreciation and amortization	—	9,139	—	—	9,139
Operating (loss) income	(57,358)	81,707	6	—	24,355
Equity in income of unconsolidated entities	—	213	—	—	213
Loss on extinguishment of debt	(15,563)	—	—	—	(15,563)
Other (expense) income, net	(12,231)	241	(17)	—	(12,007)
(Loss) income before income taxes	(85,152)	82,161	(11)	—	(3,002)
(Benefit) expense from income taxes	(31,148)	29,890	(4)	—	(1,262)
Equity in income of subsidiaries	52,264	—	—	(52,264)	—
(Loss) income from continuing operations	(1,740)	52,271	(7)	(52,264)	(1,740)
Loss from discontinued operations, net of tax	—	(84)	(17)	—	(101)
Equity in loss of subsidiaries and discontinued operations	(101)	—	—	101	—
Net (loss) income and comprehensive (loss) income	$(1,841)	$52,187	$(24)	$(52,163)	$(1,841)

Beazer Homes USA, Inc.
 Condensed Consolidating Statements of Cash Flow Information
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2018
Net cash provided by (used in) operating activities	$64,319	$(197,707)	$(88)	$—	$(133,476)
Cash flows from investing activities:
Capital expenditures	—	(13,894)	—	—	(13,894)
Proceeds from sale of fixed assets	—	226	—	—	226
Investments in unconsolidated entities	—	(421)	—	—	(421)
Return of capital from unconsolidated entities	—	176	—	—	176
Advances to/from subsidiaries	(208,328)	—	(6)	208,334	—
Net cash used in investing activities	(208,328)	(13,913)	(6)	208,334	(13,913)
Cash flows from financing activities:
Repayment of debt	(401,509)	—	—	—	(401,509)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Repayment of borrowings from credit facility	(75,000)	—	—	—	(75,000)
Borrowings from credit facility	75,000	—	—	—	75,000
Debt issuance costs	(5,743)	—	—	—	(5,743)
Advances to/from subsidiaries	—	205,050	—	(205,050)	—
Other financing activities	(1,503)	—	—	—	(1,503)
Net cash (used in) provided by financing activities	(8,755)	205,050	—	(205,050)	(8,755)
Decrease in cash, cash equivalents, and restricted cash	(152,764)	(6,570)	(94)	3,284	(156,144)
Cash, cash equivalents, and restricted cash at beginning of period	294,192	16,854	724	(7,161)	304,609
Cash, cash equivalents, and restricted cash at end of period	$141,428	$10,284	$630	$(3,877)	$148,465

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2017
Net cash (used in) provided by operating activities	$(40,966)	$1,061	$(3)	$—	$(39,908)
Cash flows from investing activities:
Capital expenditures	—	(8,661)	—	—	(8,661)
Proceeds from sale of fixed assets	—	126	—	—	126
Investments in unconsolidated entities	—	(3,005)	—	—	(3,005)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Advances to/from subsidiaries	1,293	—	22	(1,315)	—
Net cash provided by (used in) investing activities	1,293	(9,919)	22	(1,315)	(9,919)
Cash flows from financing activities:
Repayment of debt	(253,000)	(4,173)	—	—	(257,173)
Proceeds from issuance of new debt	250,000	—	—	—	250,000
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Borrowings from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(4,757)	—	—	—	(4,757)
Advances to/from subsidiaries	—	1,553	—	(1,553)	—
Other financing activities	(403)	—	—	—	(403)
Net cash used in financing activities	(8,160)	(2,620)	—	(1,553)	(12,333)
(Decrease) increase in cash, cash equivalents, and restricted cash	(47,833)	(11,478)	19	(2,868)	(62,160)
Cash, cash equivalents, and restricted cash at beginning of period	228,513	18,404	859	(4,500)	243,276
Cash, cash equivalents, and restricted cash at end of period	$180,680	$6,926	$878	$(7,368)	$181,116

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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of income for all periods presented. There were no material assets or liabilities related to these discontinued operations as of June 30, 2018 or September 30, 2017. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of income. The results of our discontinued operations in the condensed consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Total revenue	$—	$—	$633	$—
Home construction and land sales expenses	5	(12)	728	72
Inventory impairments and lot option abandonments	—	—	450	—
Gross (loss) profit	(5)	12	(545)	(72)
General and administrative expenses	27	21	74	112
Operating loss	(32)	(9)	(619)	(184)
Equity in income of unconsolidated entities	11	20	27	20
Other expense, net	(6)	(4)	(11)	(7)
(Loss) income from discontinued operations before income taxes	(27)	7	(603)	(171)
Benefit from income taxes	(7)	(2)	(153)	(70)
(Loss) income from discontinued operations, net of tax	$(20)	$9	$(450)	$(101)
(17) Subsequent Event
On July 13, 2018, the Company acquired substantially all of the assets, operations, and certain assumed liabilities of Venture Homes, a leading private homebuilder in the Atlanta market, for approximately $65.0 million. The assets acquired by the Company include more than 1,000 lots located in 9 active communities and 18 future communities principally serving first-time and first move-up homebuyers. Additionally, the acquisition includes significant work in progress and 51 homes in backlog. The transaction was funded from available cash on hand.
The Company is in the process of completing the initial accounting of this acquisition as a business combination in accordance with ASC 805, Business Combinations, including the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
In any period, the demand for new homes is dependent on a variety of demographic and economic factors, including household formation, job and wage growth, the availability and cost of mortgage financing, the supply of new and existing homes, home price affordability and, importantly, consumer confidence. These factors all fluctuate over time at both a national and a more localized market level. Additionally, changes in government policy, including tax-related issues, could have a significant impact on the demand for housing. In general, these factors are contributing to stable and modestly improving conditions for new home sales, but there are risks and challenges that could adversely impact our business in fiscal 2018 and beyond. On the positive side are rising levels of household formation, a constrained supply of new and used homes, wage growth, and strong employment conditions. Challenges include early signs of home price affordability constraints (largely driven by the historically low levels of homes available for sale, still constrained level of new home construction, and rising mortgage rates) as well as volatility in financial markets. Overall, we continue to believe that we are well positioned in key markets, and that the underlying fundamentals that drive home purchases are supportive.
Overview of Results for Our Fiscal Third Quarter
We continued toward achieving our "2B-10" goals and the execution of our balanced growth strategy with continued improvements in average selling price and overall profitability.
Profitability
For the quarter ended June 30, 2018, we recorded net income from continuing operations of $13.4 million, an increase of $6.3 million over the prior year quarter's net income from continuing operations of $7.1 million.
Looking at our underlying operating results, year-over-year closings increased slightly from 1,387 in the prior year quarter to 1,391 in the current quarter, and our average selling price (ASP) increased by 7.0%, from $340.6 thousand in the prior year quarter to $364.5 thousand in the current quarter. Combined, these factors resulted in a 7.3% increase in homebuilding revenue, which increased from $472.4 million in the prior year quarter to $507.0 million in the current quarter. Our homebuilding gross margin, excluding impairments, abandonments, and interest, declined to 20.8% in the current quarter from 21.3% in the prior year quarter. Commissions expense was higher year-over-year due to the increase in closings but slightly decreased as a percentage of homebuilding revenue. Finally, general and administrative expenses (G&A) increased by $1.7 million but declined as a percentage of total revenue, from 8.5% in the prior year quarter to 8.3% in the current quarter.
New order activity in the current quarter was 9.1% lower than the prior year quarter as we sold 1,450 units compared to 1,595 last year. The drop in net new orders was driven by a decrease in the absorption rate to 3.1 sales per community per month, down from a strong 3.4 in the prior year quarter, but in line with fiscal third quarter absorptions throughout the upturn. The current quarter ending backlog has an ASP of $388.3 thousand, a year-over-year increase of 10.4%, leading to a 7.1% increase in the dollar value of our backlog compared to the prior year quarter.
Debt Reduction and Capital Efficiency
During the first quarter of fiscal 2018, we successfully extended our maturities and decreased future interest expense by approximately $2.1 million annually through the issuance of $400.0 million in unsecured Senior Notes due 2027. These proceeds were used together with cash on hand to redeem $225.0 million of our Senior Notes due 2019 and $175.0 million of our Senior Notes due 2023. We anticipate redeeming the remaining $96.4 million of the Senior Notes due 2019 by the end of the current fiscal year in fulfillment of our previously announced debt reduction plan. See Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for further discussion of our outstanding borrowings.
We have employed a number of strategies to improve capital efficiency, including greater use of option contracts, acquisition of shorter duration land parcels, and activation of previously land held for future development communities. As of June 30, 2018, our land held for future development balance declined by approximately $27.8 million from September 30, 2017 primarily due to the activation of land parcels for homebuilding activities.

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
Since introducing our “2B-10” plan, we have made significant progress toward achieving our goals, having more than doubled our revenue and our Adjusted EBITDA, with trailing twelve month Adjusted EBITDA reaching $191.4 million as of June 30, 2018, compared to $167.9 million as of June 30, 2017 and $86.3 million at the time we introduced the plan (as of September 30, 2013).
As we approach the end of fiscal 2018, we are positioned to achieve our multi-year “2B-10” plan as well as further reductions to our leverage through the execution of our balanced growth strategy. Our progress on each metric is discussed in more detail below:

•
Sales per community per month was 3.1 and 3.4 for the quarters ended June 30, 2018 and June 30, 2017, respectively. We expanded the dollar value of our backlog despite higher year-over-year closings and a slight decrease in backlog units. Sales per community per month increased to 3.0 for the trailing 12 months ended June 30, 2018 versus 2.9 a year ago and is within the range established in our “2B-10” plan of 2.8 to 3.2. We continue to believe that we are among the industry leaders in sales absorption rates and are focused on driving further increases in our sales pace moving forward.

•
Our ASP for homes closed during the quarter ended June 30, 2018 was $364.5 thousand, up 7.0% compared to the prior year quarter. ASP for closings during the trailing 12 months ended June 30, 2018 was $352.1 thousand, up 4.2% year-over-year, and our ASP in backlog as of June 30, 2018 has risen 10.4% versus the prior year quarter to $388.3 thousand. Our targeted "2B-10" metric for ASP is a range of $340.0 thousand to $350.0 thousand.

•
During the current quarter, we had an average active community count of 157, up 1.3% from the prior year quarter, and we ended the quarter with 158 active communities. We invested $155.5 million in land and land development during the current quarter, compared to $103.8 million in the prior year quarter. We expect our year-over-year increase in spending on land and land development activities to lead to growth in community count going forward. We continually evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed. Our “2B-10” target metric is an active community count range between 170 and 175.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended June 30, 2018 was 20.8%, down from 21.3% in the prior year quarter. For the trailing 12 months ended June 30, 2018, this adjusted gross margin was 21.3%, which is within our “2B-10” target metric range of 21.0% to 22.0%. Our homebuilding gross margin has been favorably impacted this year by a number of factors, including our efforts to reduce construction costs, improve cycle time, and raise home prices where possible. Working against these efforts have been increases in land costs driven by the location and structure of our land deals, cost pressures in certain labor and material categories, the availability of labor, and community mix (including an increasing number of closings from recently activated assets formerly classified as land held for future development, which generally have lower margins).

•
SG&A for the quarter ended June 30, 2018 was 12.1% of total revenue compared to 12.4% in the prior year quarter. SG&A for the trailing 12 months ended June 30, 2018 was 12.1% of total revenue, a decrease of 30 basis points from the prior year. Although SG&A for the trailing 12 months remains slightly above our “2B-10” target range of 11.0% to 12.0%, we believe that revenue growth in fiscal 2018 and beyond will allow us to attain our “2B-10” target range.

Revenue was approximately $2.0 billion for the trailing 12 months ended June 30, 2018, up 7.3% year-over-year. Excluding the non-recurring items detailed in the full reconciliation of EBITDA (refer to the section below titled “EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA”), Adjusted EBITDA for the trailing 12 months ended June 30, 2018 increased $23.6 million, or 14.1%, to $191.4 million. We expect to continue focusing on our “2B-10” metrics during fiscal 2018, with particular emphasis on driving sales absorptions and improving our SG&A leverage.

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and nine months ended June 30, 2018 may not be indicative of our full year results.
RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2018	2017	2018	2017
Revenues:
Homebuilding	$506,964	$472,396	$1,315,833	$1,230,396
Land sales and other	4,557	6,192	23,355	12,901
Total	$511,521	$478,588	$1,339,188	$1,243,297
Gross profit:
Homebuilding	$83,043	$78,662	$217,641	$199,190
Land sales and other	201	(219)	1,509	314
Total	$83,244	$78,443	$219,150	$199,504
Gross margin:
Homebuilding	16.4%	16.7%	16.5%	16.2%
Land sales and other	4.4%	(3.5)%	6.5%	2.4%
Total	16.3%	16.4%	16.4%	16.0%
Commissions	$19,535	$18,773	$51,225	$48,728
General and administrative expenses (G&A) (a)	42,473	40,794	120,610	117,282
SG&A (commissions plus G&A) as a percentage of total revenue	12.1%	12.4%	12.8%	13.4%
G&A as a percentage of total revenue	8.3%	8.5%	9.0%	9.4%
Depreciation and amortization	$3,656	$3,307	$9,229	$9,139
Operating income	$17,580	$15,569	$38,086	$24,355
Operating income as a percentage of total revenue	3.4%	3.3%	2.8%	2.0%
Effective Tax Rate (b)	24.1%	44.7%	1,443.3%	42.0%
Equity in income of unconsolidated entities	$147	$158	$302	$213
Loss on extinguishment of debt	—	—	25,904	15,563
(a) In addition to other items impacting G&A for the nine months ended June 30, 2017, G&A was impacted by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed uncollectible.
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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30, (a)
in thousands	2018	2017	18 vs 17	2018	2017	18 vs 17	2018	2017	18 vs 17
Net income (loss)	$13,409	$7,123	$6,286	$(105,980)	$(1,841)	$(104,139)	$(72,326)	$(2,695)	$(69,631)
Expense (benefit) from income taxes	4,261	5,740	(1,479)	113,233	(1,332)	114,565	117,186	13,083	104,103
Interest amortized to home construction and land sales expenses and capitalized interest impaired	22,450	21,895	555	58,581	57,358	1,223	90,043	85,779	4,264
Interest expense not qualified for capitalization	205	2,934	(2,729)	5,290	12,232	(6,942)	8,694	18,149	(9,455)
EBIT	40,325	37,692	2,633	71,124	66,417	4,707	143,597	114,316	29,281
Depreciation and amortization and stock-based compensation amortization	6,140	6,117	23	16,921	16,471	450	22,623	22,945	(322)
EBITDA	46,465	43,809	2,656	88,045	82,888	5,157	166,220	137,261	28,959
Loss on extinguishment of debt	—	—	—	25,904	15,563	10,341	22,971	26,956	(3,985)
Inventory impairments and abandonments (b)	168	470	(302)	618	752	(134)	2,255	936	1,319
Write-off of deposit on legacy land investment	—	—	—	—	2,700	(2,700)	—	2,700	(2,700)
Adjusted EBITDA	$46,633	$44,279	$2,354	$114,567	$101,903	$12,664	$191,446	$167,853	$23,593
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2018	2017	18 vs 17	2018	2017
West	795	791	0.5%	18.5%	16.3%
East	274	385	(28.8)%	20.1%	16.5%
Southeast	381	419	(9.1)%	17.9%	18.3%
Total	1,450	1,595	(9.1)%	18.6%	16.9%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2018	2017	18 vs 17	2018	2017
West	2,235	1,941	15.1%	16.6%	17.1%
East	854	1,027	(16.8)%	20.5%	18.1%
Southeast	1,150	1,181	(2.6)%	15.9%	18.8%
Total	4,239	4,149	2.2%	17.2%	17.9%
Sales per community per month were 3.1 for the quarter ended June 30, 2018 compared to 3.4 for the quarter ended June 30, 2017 contributing to the 9.1% decline in net new orders year-over-year. The current period decline in sales absorptions was primarily due to a strong overall sales performance during the comparative prior year quarter and consumer reaction to rising mortgage rates. Our average active communities increased by 1.3%, from 155 during the quarter ended June 30, 2017 to 157 during the quarter ended June 30, 2018.
For the three and nine months ended June 30, 2018, the increase in net new orders in our West segment was primarily attributable to a significant year-over-year increase in our Las Vegas and Dallas markets. For the three and nine months ended June 30, 2018, net new orders declined in the East and Southeast segments as we work to rebuild community counts by making new investments. Offsetting this general decline was a significant increase in net new orders in the Atlanta market driven by the maturation of certain communities versus the prior year.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2018 and June 30, 2017:

	As of June 30,
	2018	2017	18 vs 17
Backlog Units:
West	1,235	1,074	15.0%
East	464	622	(25.4)%
Southeast	672	748	(10.2)%
Total	2,371	2,444	(3.0)%
Aggregate dollar value of homes in backlog (in millions)	$920.7	$859.9	7.1%
ASP in backlog (in thousands)	$388.3	$351.8	10.4%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. Backlog units as of June 30, 2018 decreased by 3.0% over the prior year due to a 9.1% decline in net new orders from the prior year quarter. However, we were able to increase the aggregate dollar value of homes in backlog by 7.1% due in large part to the continued upward trend in ASP year-over-year.

Homebuilding Revenue, Average Selling Price, and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$241,588	$208,004	16.1%	$344.6	$333.3	3.4%	701	624	12.3%
East	128,880	129,755	(0.7)%	431.0	375.0	14.9%	299	346	(13.6)%
Southeast	136,496	134,637	1.4%	349.1	322.9	8.1%	391	417	(6.2)%
Total	$506,964	$472,396	7.3%	364.5	340.6	7.0%	1,391	1,387	0.3%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
($ in thousands)	2018	2017	18 vs 17	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$642,505	$564,908	13.7%	$341.9	$333.3	2.6%	1,879	1,695	10.9%
East	318,299	324,284	(1.8)%	396.4	382.0	3.8%	803	849	(5.4)%
Southeast	355,029	341,204	4.1%	341.0	316.8	7.6%	1,041	1,077	(3.3)%
Total	$1,315,833	$1,230,396	6.9%	353.4	339.8	4.0%	3,723	3,621	2.8%
For the three and nine months ended June 30, 2018, ASP was impacted primarily by a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies as well as improved market conditions in certain geographies. On average, we anticipate that our ASP will likely continue to increase in future quarters as indicated by our ASP for homes in backlog.
For the three and nine months ended June 30, 2018, the increase in closings in our West segment was primarily driven by strong growth in our Las Vegas and Phoenix markets, where we sold a significant number of homes in certain communities. For the three and nine months ended June 30, 2018, closings in our East segment declined primarily due to lower closings in the Indianapolis market, partially offset by growth in our Maryland market. Closings were also lower in our Southeast segment for the three and nine months ended June 30, 2018. The decrease was primarily due to a decline in closings in our Orlando market, partially offset by growth in our Raleigh and Myrtle Beach markets, where we continued to generate new closings from the seven communities purchased from Bill Clark Homes in December 2017.
Our overall higher ASP coupled with the overall increase in closings described above resulted in homebuilding revenue that was up for the three and nine months ended June 30, 2018, especially in our West segment, where we experienced significant year-over-year growth in homebuilding revenue.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total. In addition, such amounts are presented excluding inventory impairments and abandonments and interest amortized to cost of sales (COS). Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs, and inventory impairment and abandonment charges).

	Three Months Ended June 30, 2018
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$53,283	22.1%	$—	$53,283	22.1%	$—	$53,283	22.1%
East	25,009	19.4%	—	25,009	19.4%	—	25,009	19.4%
Southeast	25,140	18.4%	—	25,140	18.4%	—	25,140	18.4%
Corporate & unallocated	(20,389)		—	(20,389)		22,441	2,052
Total homebuilding	$83,043	16.4%	$—	$83,043	16.4%	$22,441	$105,484	20.8%

	Three Months Ended June 30, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$46,679	22.4%	$—	$46,679	22.4%	$—	$46,679	22.4%
East	26,573	20.5%	—	26,573	20.5%	—	26,573	20.5%
Southeast	27,372	20.3%	—	27,372	20.3%	—	27,372	20.3%
Corporate & unallocated	(21,962)		—	(21,962)		21,895	(67)
Total homebuilding	$78,662	16.7%	$—	$78,662	16.7%	$21,895	$100,557	21.3%

	Nine Months Ended June 30, 2018
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$143,286	22.3%	$—	$143,286	22.3%	$—	$143,286	22.3%
East	60,934	19.1%	—	60,934	19.1%	—	60,934	19.1%
Southeast	63,240	17.8%	—	63,240	17.8%	—	63,240	17.8%
Corporate & unallocated	(49,819)		—	(49,819)		58,564	8,745
Total homebuilding	$217,641	16.5%	$—	$217,641	16.5%	$58,564	$276,205	21.0%

	Nine Months Ended June 30, 2017
($ in thousands)	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$122,701	21.7%	$—	$122,701	21.7%	$—	$122,701	21.7%
East	61,737	19.0%	188	61,925	19.1%	—	61,925	19.1%
Southeast	66,798	19.6%	—	66,798	19.6%	—	66,798	19.6%
Corporate & unallocated	(52,046)		—	(52,046)		57,358	5,312
Total homebuilding	$199,190	16.2%	$188	$199,378	16.2%	$57,358	$256,736	20.9%

Our homebuilding gross profit increased by $4.4 million to $83.0 million for the three months ended June 30, 2018, from $78.7 million in the prior year quarter. The increase was due to higher homebuilding revenue (mainly driven by ASP, as previously discussed), partially offset by lower gross margin. However, the comparability of our gross profit and gross margin, as shown in the tables above, was impacted by interest amortized to homebuilding cost of sales, which increased by $0.5 million, from $21.9 million in the prior year quarter to $22.4 million in the current quarter (see Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). Excluding interest amortized to homebuilding cost of sales, year-over-year gross profit increased by $4.9 million, while homebuilding gross margin decreased by 50 basis points to 20.8%.
Our homebuilding gross profit increased by $18.5 million to $217.6 million for the nine months ended June 30, 2018, from $199.2 million in the prior year period. The increase in gross profit was due to higher homebuilding revenue and, to a lesser extent, higher year-over-year gross margin. However, similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the nine-month period, as shown in the tables above, was impacted by certain items. Specifically, impairment and abandonment charges were higher in the prior year period by $0.2 million. In addition, interest amortized to homebuilding cost of sales increased by $1.2 million, from $57.4 million in the prior year nine-month period to $58.6 million in the current period (refer to Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). After considering these items, year-over-year gross profit increased by $19.5 million, and our home building margin improved by 10 basis points to 21.0%.
The year-over-year change in our homebuilding gross margin for the three and nine months ended June 30, 2018 is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including the margin impact on homes closed; (3) increased focus on managing our house costs and improving our cycle times; and (4) fluctuations in discrete items in the current period, such as warranty costs. Going forward, our gross margin will continue to be impacted by several headwinds, including our activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of some of our land purchase transactions, such as finished lot purchases, which tend to result in lower gross margins, and increasing land and direct homebuilding costs.
Measures of homebuilding gross profit and gross margin after excluding inventory impairments and abandonments, interest amortized to cost of sales, and other non-recurring items are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company and other homebuilders have been significant historically and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, as well as interest amortized to cost of sales and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management to compare operating results and to measure cash available for discretionary spending.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.7% and excluding interest and inventory impairments, it was 21.3%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 10.8% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(7.2)%
Impact of interest amortized to COS related to these communities	11.0%
Pre-impairment turn gross margin, excluding interest amortization	3.8%
Impact of impairment turns	14.6%
Gross margin (post impairment turns), excluding interest amortization	18.4%
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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$720	$390	$330	$353	$30	$323
East	3,535	5,491	(1,956)	(151)	(249)	98
Southeast	302	311	(9)	13	—	13
Corporate and unallocated (a)	—	—	—	(14)	—	(14)
Total	$4,557	$6,192	$(1,635)	$201	$(219)	$420

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$12,284	$390	$11,894	$1,299	$297	$1,002
East	10,381	11,761	(1,380)	170	(33)	203
Southeast	690	750	(60)	64	50	14
Corporate and unallocated (a)	—	—	—	(24)	—	(24)
Total	$23,355	$12,901	$10,454	$1,509	$314	$1,195
(a) Corporate and unallocated includes interest and indirects related to land sold that was expensed.
To further support our efforts to reduce our leverage, we continued to focus on closing on a number of land sales in the three and nine months ended June 30, 2018 that did not fit within our strategic plans. We expect additional land sales to occur during the remainder of fiscal 2018. However, future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$31,180	$27,724	$3,456	$84,005	$69,518	$14,487
East (a)	13,642	14,544	(902)	29,964	26,633	3,331
Southeast	11,557	14,520	(2,963)	26,364	32,109	(5,745)
Corporate and Unallocated (b)	(38,799)	(41,219)	2,420	(102,247)	(103,905)	1,658
Operating income (c)	$17,580	$15,569	$2,011	$38,086	$24,355	$13,731
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
Our operating income increased by $2.0 million to $17.6 million for the three months ended June 30, 2018, compared to $15.6 million for the three months ended June 30, 2017. The increase was primarily due to a $4.4 million increase in homebuilding gross profit, partially offset by slightly higher commissions on higher homebuilding revenue and an increase in G&A costs due to overall business growth. However, commissions and G&A declined year-over-year as a percentage of total revenue by 10 basis points and 22 basis points, respectively.
For the nine months ended June 30, 2018, operating income increased by $13.7 million to $38.1 million, compared to operating income in the prior year period of $24.4 million. The increase was primarily driven by an $18.5 million increase in homebuilding gross profit, partially offset by slightly higher commissions on higher homebuilding revenue and an increase in G&A costs due to overall business growth. However, commissions and G&A declined year-over-year as a percentage of total revenue by 10 basis points and 43 basis points, respectively. Also, as previously discussed, the nine months ended June 30, 2017 included a $2.7 million write-off of a deposit on a legacy investment in a development site that we deemed uncollectible. No such write-off was recognized during the nine months ended June 30, 2018.
Below operating income, we had two noteworthy year-over-year fluctuations as follows: (1) for the three and nine months ended June 30, 2018, we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest costs not qualified for capitalization; and (2) we recorded a loss of $25.9 million on the extinguishment of debt during the current nine month period versus $15.6 million in the prior year due to the management of our debt portfolio (see Note 6 and Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items).
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against substantially all of our deferred tax assets, which was partially released in the fourth quarter of fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates had not been meaningful metrics, as our income tax expense/benefit was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in fiscal 2016, the Company started using an annualized effective tax rate in interim periods to determine its tax expense/benefit, which we believe more closely correlates with our pretax income or loss in periods. The annualized effective tax rate will continue to be impacted by discrete tax items.
Our current fiscal year-to-date income tax expense was primarily driven by the remeasurement of our deferred tax assets that resulted from the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and our earnings from continuing operations in the current fiscal year, offset by the Company's completion of work necessary to claim $2.8 million in tax credits related to our prior fiscal years. The tax benefit for the nine months ended June 30, 2017 was primarily driven by our loss from continuing operations and the Company's completion of work necessary to claim an additional $1.3 million in tax credits, which were recorded during fiscal 2017 but related to fiscal 2016.

As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, we executed a restructuring effort in the first quarter of fiscal 2017 that involved changes in the legal forms and tax elections for certain of our operating entities. These efforts were undertaken to reduce our effective tax rate to an amount that is in-line with our peers, while also providing cash tax savings in jurisdictions where we no longer have significant loss carryforwards available. We expect our fiscal 2018 annualized effective tax rate, inclusive of the rate change from the Tax Cuts and Jobs Act but excluding the impact of discrete items recorded in the period, to be approximately 27%. We expect that our annualized effective tax rate for fiscal 2019 will be approximately 24% and remain at or near that level in subsequent fiscal years.
See Note 10 of the notes to our condensed consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three Months Ended June 30, 2018 as compared to 2017
West Segment: Homebuilding revenue increased by 16.1% for the three months ended June 30, 2018 compared to the prior year quarter due to a 12.3% increase in closings, primarily attributable to our Las Vegas market, and a 3.4% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $6.6 million due to the rise in homebuilding revenue despite a slight decline in homebuilding gross margin, which decreased from 22.4% to 22.1%. The decrease in gross margin was primarily driven by the geographic mix of closings between our markets. The $3.5 million increase in operating income compared to the prior year quarter was due to the aforementioned increase in homebuilding gross profit, partially offset by an increase in commissions expense on higher homebuilding revenue and higher G&A costs due to business growth within the region.
East Segment: Homebuilding revenue decreased by 0.7% for the three months ended June 30, 2018 compared to the prior year quarter due to a 13.6% decrease in closings, primarily driven by our Indianapolis market, partially offset by a 14.9% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $1.6 million due to the decline in homebuilding revenue coupled with lower gross margin, which decreased from 20.5% to 19.4%. Gross margin decreased principally in Indianapolis, which achieved lower margins due to year-over-year changes in product and community mix. The $0.9 million decrease in operating income compared to the prior year quarter resulted primarily from the previously discussed decrease in gross profit.
Southeast Segment: Homebuilding revenue increased by 1.4% for the three months ended June 30, 2018 compared to the prior year quarter due to an 8.1% increase in ASP, partially offset by a 6.2% decrease in closings. Compared to the prior year quarter, homebuilding gross profit decreased by $2.2 million due to the decline in closings combined with lower gross margin, which decreased from 20.3% to 18.4%. The gross margin decline was driven in part by a shift in the geographic mix of closings between markets in the segment. The decrease in operating income of $3.0 million resulted from the aforementioned decline in gross profit and higher G&A costs compared to the prior year quarter.
Corporate and Unallocated: Our Corporate and unallocated results include: movement in capitalized interest and indirect costs; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2018, corporate and unallocated net costs decreased by $2.4 million from the prior year quarter primarily due to an increase in interest and indirect costs capitalized to inventory and expensed to cost of sales due to improved business performance, partially offset by higher corporate costs incurred due to business growth.
Nine Months Ended June 30, 2018 as compared to 2017
West Segment: Homebuilding revenue increased by 13.7% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to a 10.9% increase in closings, primarily driven by our Las Vegas and Phoenix markets, and an increase in ASP of 2.6%. Compared to the prior year period, homebuilding gross profit increased by $20.6 million due to the increase in homebuilding revenue combined with higher homebuilding gross margin, which rose from 21.7% to 22.3%. The increase in gross margin was primarily driven by our Las Vegas market, where our communities continue to gain momentum, and our Southern California market, where newer communities are driving margin growth. The $14.5 million year-over-year increase in operating income was the result of the previously discussed increase in gross profit, partially offset by an increase in commissions expense on higher homebuilding revenue and higher G&A costs associated with growth in the segment.

East Segment: Homebuilding revenue decreased by 1.8% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to a 5.4% decrease in closings, partially offset by a 3.8% increase in ASP. Homebuilding gross profit decreased modestly by $0.8 million over the same period due to the decline in homebuilding revenue offset by a slight increase in homebuilding gross margin, from 19.0% to 19.1%. Gross margin increased in most markets of the segment but decreased in Indianapolis, which achieved lower margins due to year-over-year changes in product and community mix. The $3.3 million increase in operating income compared to the prior year period was primarily attributable to lower commissions expense. In addition, the prior year period included a $2.7 million write-off of a deposit on a legacy land investment, whereas there was no such charge incurred during the current year period.
Southeast Segment: Homebuilding revenue increased by 4.1% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to a 7.6% increase in ASP, partially offset by a 3.3% decrease in closings. While homebuilding revenue was higher compared to the prior year period, homebuilding gross profit decreased by $3.6 million over the same period due to the decline in gross margin from 19.6% to 17.8%. The decrease in gross margin was driven by the geographic mix of closings between our markets as well as construction cost increases within certain communities in Atlanta. The $5.7 million decrease in operating income compared to the prior year period was driven by the aforementioned decline in margin as well as higher G&A costs during the current year period.
Corporate and Unallocated: For the nine months ended June 30, 2018, corporate and unallocated net costs decreased by $1.7 million over the prior year period. The decrease was primarily attributable to (1) an increase in interest and indirect costs capitalized to inventory and expensed to cost of sales due to improved business performance; partially offset by (2) higher corporate costs incurred due to business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults; and (3) an increase in loss on extinguishment of debt due to the management of our debt portfolio.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of June 30, 2018, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
Cash, cash equivalents, and restricted cash decreased as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2018	2017
Cash used in operating activities	$(133,476)	$(39,908)
Cash used in investing activities	(13,913)	(9,919)
Cash used in financing activities	(8,755)	(12,333)
Net decrease in cash, cash equivalents, and restricted cash	$(156,144)	$(62,160)
Operating Activities
Net cash used in operating activities was $133.5 million for the nine months ended June 30, 2018, compared to $39.9 million for the nine months ended June 30, 2017. The increase in cash used in operations was primarily attributed to the increase in our land-related spending as well as the asset acquisitions from Bill Clark Homes, which approximated $29.0 million. We spent $440.6 million on land and land development activities during the nine months ended June 30, 2018, an increase of $130.7 million, or 42.2%, compared to $309.9 million in land-related spending for the nine months ended June 30, 2017. The level of land and land development spend, which partly drives our change in inventory, has a significant impact on our cash flows from operating activities in both periods. We expect our spend on land and land development activities to increase during the remainder of fiscal 2018 as we continue to grow our community count, including through the acquisition of 9 active and 18 future active communities from Venture Homes (refer to Note 17 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information regarding the assets acquired and liabilities assumed from Venture Homes). Additionally, changes in non-inventory working capital balances combined with our year-over-year increase in earnings, after adjustment for non-cash items, partially offset the increase in land related spending and positively impacted cash flows from operating activities in the current year period versus the prior year period.
Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2018 and June 30, 2017, was $13.9 million and $9.9 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $8.8 million for the nine months ended June 30, 2018 due to repayment of certain debt issuances (including a portion of our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2027 (the 2027 Notes, discussed below), offset by the proceeds from the same 2027 Notes. Net cash used in financing activities was $12.3 million for the nine months ended June 30, 2017 due to repayment of certain debt issuances (including our 2021 Senior Notes, the remaining balance of our Term Loan, and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our 2025 Notes, offset by the proceeds from the same 2025 Notes.
Financial Position
As of June 30, 2018, our liquidity position consisted of the following:

•	$136.3 million in cash and cash equivalents;

•	$200.0 million of remaining capacity under the Credit Facility; and

•	$12.2 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.

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
Debt
During the first quarter of fiscal 2018, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 (the 2027 Notes). We also redeemed a portion of our outstanding Senior Notes due 2019 and 2023, primarily by utilizing the proceeds received from the 2027 Notes issued as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $25.9 million during the nine months ended June 30, 2018. See Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information about our borrowings, including a description of our 2027 Notes.
During the second quarter of fiscal 2017, we redeemed our outstanding 2021 Senior Notes and the remaining balance of our Term Loan primarily with the proceeds received from the 2025 Notes issued during the quarter. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million and a net reduction in debt of $3.0 million during the three and nine months ended June 30, 2017.
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $200.0 million and is fully available as of June 30, 2018. During the first quarter of fiscal 2018, we executed a Fourth Amendment to the Facility. The Fourth Amendment (1) extends the termination date of the Facility from February 15, 2019 to February 15, 2020; (2) increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $180.0 million to $200.0 million; and (3) includes a condition that allows the facility to be increased by an additional $50.0 million to $250.0 million, subject to the approval of any lenders providing any such increase.
In May 2018, the Company entered into a reimbursement agreement with Credit Suisse AG, which provides for the issuance of performance letters of credit, and an unsecured credit agreement with Credit Suisse International that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of June 30, 2018, the total stated amount of performance letters of credit issued under the reimbursement agreement was $26.4 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $30.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $10.8 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $11.0 million.
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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In July 2018, Moody's reaffirmed the Company's issuer default debt rating of B3. Moody’s outlook on the Company remains positive. In June 2018, S&P reaffirmed the Company's corporate credit rating of B- and raised its outlook of the Company to positive. In October 2017, Fitch reaffirmed the Company's default rating of B- and revised its outlook from stable to positive. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

Stock Repurchases and Dividends Paid
The Company did not repurchase any shares in the open market during the nine months ended June 30, 2018 or 2017. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the nine months ended June 30, 2018 or 2017.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
As of June 30, 2018, we controlled 22,524 lots. We owned 77.1%, or 17,364 of these lots, and 5,160 of these lots, or 22.9%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $73.0 million as of June 30, 2018. The total remaining purchase price, net of cash deposits, committed under all options was $355.8 million as of June 30, 2018. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of June 30, 2018, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $233.6 million as of June 30, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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

•	the results of litigation or government proceedings and fulfillment of any related obligations;

•	the impact of construction defect and home warranty claims, including water intrusion issues in Florida;

•	the cost and availability of insurance and surety bonds, as well as the sufficiency of these instruments to cover potential losses incurred;

•	the failure to successfully implement our business strategies and achieve our growth objectives, including risks related to our acquisition of other homebuilders;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	the impact of information technology failures or data security breaches;

•	terrorist acts, natural disasters, acts of war or other factors over which the Company has little or no control; or

•	the impact on homebuilding in key markets of governmental regulations limiting the availability of water.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2018, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2018 was $1.24 billion, compared to a carrying value of $1.26 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.24 billion to $1.29 billion as of June 30, 2018.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	July 26, 2018	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer