Form 10-K
period 2018-09-30
BEAZER HOMES USA INC
filed 2018-11-13
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2018, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $520,899,550.

Class	Outstanding at November 8, 2018
Common Stock, $0.001 par value	33,522,046

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2018.

BEAZER HOMES USA, INC.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A- Risk Factors of this Form 10-K. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

•
economic changes nationally or in local markets, changes in consumer confidence, declines in employment or wage levels, inflation or increases in the quantity and decreases in the price of new homes and resale homes on the market;

•	shortages of or increased prices for labor, land or raw materials used in housing production, and the level of quality and craftsmanship provided by our subcontractors;

•
factors affecting margins, such as decreased land values underlying land option agreements, increased land development costs in communities under development or delays or difficulties in implementing initiatives to reduce our production and overhead cost structure;

•	the availability and cost of land and the risks associated with the future value of our inventory, such as additional asset impairment charges or write-downs;

•	estimates related to homes to be delivered in the future (backlog) are imprecise, as they are subject to various cancellation risks that cannot be fully controlled;

•
increases in mortgage interest rates, increased disruption in the availability of mortgage financing, continued changes in tax laws or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes or an increased number of foreclosures;

•
our allocation of capital and the cost of and ability to access capital, due to factors such as limitations in the capital markets or adverse credit market conditions, and otherwise meet our ongoing liquidity needs, including the impact of any downgrades of our credit ratings or liquidity levels;

•	our ability to reduce our outstanding indebtedness and to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	natural disasters and other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	the potential recoverability of our deferred tax assets;

•
potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, and possible penalties for failure to comply with such laws, regulations or governmental policies, including those related to the environment;

•	the results of litigation or government proceedings and fulfillment of any related obligations;

•	the impact of construction defect and home warranty claims, including water intrusion issues in Florida;

•	the cost and availability of insurance and surety bonds, as well as the sufficiency of these instruments to cover potential losses incurred;

•	the impact of information technology failures, cybersecurity issues or data security breaches;

•	terrorist acts, natural disasters, acts of war or other factors over which the Company has little or no control; or

•	the impact on homebuilding in key markets of governmental regulations limiting the availability of water.
Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all such factors.

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
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence and mortgage financing. Currently, we are experiencing a strong job market as wages rise and the rate of household formation continues to grow. However, as the prices for new and existing homes have increased over the past few years and mortgage interest rates have inched upward, the affordability of homes has recently come under pressure, causing a slowdown in sales activity. In addition, labor availability concerns have helped constrain the growth of the supply of new homes available for sale. Though affordability concerns will continue, we believe the strong economic backdrop along with the limited supply of homes for sale provides us with confidence in the overall market for new home sales over the near term.
Long-Term Business Strategy
We achieved both our “2B-10” plan and our $250.0 million debt reduction goal in fiscal 2018. Collectively, these multi-year initiatives were part of our larger and longer-term Balanced Growth strategy. We remain committed to this Balanced Growth strategy, which is designed to increase shareholder value by improving our return on assets while reducing operational risk and debt.
For fiscal 2019, we have several objectives that are aligned with this longer-term strategy. These include generating higher profitability, increasing return on total assets, and further reducing our net debt to EBITDA ratio.
To drive additional profitability, we expect to have a higher community count and an increase in our average selling price (ASP) in fiscal 2019, primarily driven by a mix shift between communities and divisions. We will still maintain one of the lowest ASPs among our peer group.
To improve our return on assets, we expect to benefit from the activation of a number of assets that were previously classified as land held for future development, increase the portion of our land position that is controlled by lot options, and target smaller communities for acquisition.
To reduce our net debt to EBITDA ratio, we expect to increase profitability and modestly reduce our outstanding debt by the end of the fiscal year.

Reportable Business Segments
Our active homebuilding operations consist of the design, sale, and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Los Angeles County, Orange County, Riverside and San Bernardino Counties, San Diego County, Sacramento County, Yuba County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston
East:
Indiana	Indianapolis
Maryland/Delaware	Baltimore, Howard, Metro-Washington, D.C./Sussex
Tennessee	Nashville
Virginia	Loudoun County, Prince William County, Stafford County, Spotsylvania County, Fredericksburg
Southeast:
Florida	Tampa/St. Petersburg, Orlando
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
The following tables summarize certain operating information of our reportable segments, including number of homes closed, the average selling price for the periods presented, and units and dollar value in backlog as of September 30, 2018, 2017, and 2016. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	2018		2017		2016
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Selling Price
West	2,895	$345.3	2,527	$336.9	2,508	$326.1
East	1,221	418.3	1,382	386.1	1,373	368.0
Southeast	1,651	343.5	1,616	316.1	1,538	300.1
Total Company	5,767	$360.2	5,525	$343.1	5,419	$329.4

	September 30, 2018		September 30, 2017		September 30, 2016
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	858	$305.5	879	$306.0	828	$278.5
East	281	127.5	413	161.7	444	168.5
Southeast	493	195.0	563	198.1	644	205.6
Total Company	1,632	$628.0	1,855	$665.8	1,916	$652.7
ASP in backlog (in thousands)		$384.8		$358.9		$340.6

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
Markets and Product Description
We evaluate a number of factors in determining which geographic markets to enter and remain in as well as which consumer segments to target with our homebuilding activities. We compete in sixteen geographic markets across the United States in part to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of new home communities. We continually review our sixteen markets based on aggregate demographic information, land prices and availability, competitive dynamics, and our own operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital.
We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service, product type, incorporating energy-efficient features into the homes we build and design, and construction quality. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, consumer preferences, margins, timing, and the economic strength of the market. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up, or retirement-oriented. We expect our focus on retirement-oriented buyers to increase as our Gatherings® business progresses, which is further discussed below. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data, including information about their marital and family status, employment, age, affluence, special interests, media consumption, and distance moved. Although we offer a selection of amenities and home customization options, we generally do not build “custom homes.” In all of our home offerings, we attempt to maximize customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations, and competitive prices.
Gatherings. Gatherings® by Beazer Homes was officially launched in 2016 to address the growing 55 plus segment and to capitalize on Beazer’s success in building age-targeted condominiums. We strive to provide exceptional value at an affordable price and become a premier provider of condominium living for active adults over age 55. We are currently pursuing Gatherings assets in Florida, Texas, Georgia, Tennessee, Maryland, Virginia, Nevada, Arizona, California, North Carolina, and South Carolina. As of September 30, 2018, we have approved new communities representing nearly 700 future sales.
Operational Overview
Corporate Operations
We perform the following functions at our corporate office to promote standardization and operational excellence:
•evaluate and select geographic markets;
•allocate capital resources for land acquisitions;
•maintain and develop relationships with lenders and capital markets to create and maintain access to financial resources;
•maintain and develop relationships with national product vendors;
•perform certain accounting, finance, legal, risk and marketing functions to support our field operations;
•operate and manage information systems and technology support operations; and
•monitor the operations of our divisions and partners.
We allocate capital resources in a manner consistent with our overall business strategy. We will vary our capital allocation based on market conditions, results of operations, and other factors. Capital commitments are determined through consultation among selected executive and operational personnel who play an important role in ensuring that new investments are consistent with our strategy. Financial controls are also maintained through the centralization and standardization of accounting and finance activities, policies, and procedures.

Field Operations
The development and construction of each new home community is managed by our operating divisions, each of which is led by a regional market leader who reports to our Chief Executive Officer. Within our operating divisions, our field teams are equipped with the skills needed to complete the functions of identifying land acquisition opportunities, land entitlement, land development, home construction, local marketing, sales, warranty service, and certain purchasing and planning/design functions. However, the accounting and accounts payable functions of our field operations are concentrated in our national accounting center, which we consider to be part of our corporate operations.
Land Acquisition and Development
Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. The term “entitlements” refers to subdivision approvals, development agreements, tentative maps, or recorded plats, depending on the jurisdiction in which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process. In limited circumstances, we will purchase property without all necessary entitlements where we have identified an opportunity to build on such property in a manner consistent with our strategy.
We select land for purchase based upon a variety of factors, including:

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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake or the grantor of the option then undertakes in the case of land under option, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2018 and 2017, we continued to pursue land acquisition opportunities and develop our land positions, spending approximately $425.4 million and $301.4 million, respectively, for land acquisition and $210.1 million and $145.0 million, respectively, for land development.
We strive to develop a design and marketing concept for each of our communities, which includes determination of the size, style, and price range of the homes, layout of streets and individual lots, and overall community design. The product line offered in a particular new home community depends upon many factors, including the housing generally available in the area, the needs of a particular market, and our cost of lots in the new home community.
Option Contracts
We acquire certain lots by means of option contracts from various sellers and developers, including land banking entities. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a fixed or variable price.

Under option contracts, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit, and other non-refundable amounts incurred, which totaled approximately $72.8 million as of September 30, 2018. The total remaining purchase price, net of cash deposits, committed under all land option contracts was $383.2 million as of September 30, 2018.
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
The following table summarizes land controlled by us by reportable segment as of September 30, 2018:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	167	252	481	—	—	900	605	1,505
California	264	523	2,101	578	1	3,467	40	3,507
Nevada	174	372	482	239	—	1,267	601	1,868
Texas	558	1,204	2,439	—	—	4,201	2,478	6,679
Total West	1,163	2,351	5,503	817	1	9,835	3,724	13,559
East
Indiana	103	188	690	—	40	1,021	97	1,118
Maryland/Delaware	112	90	544	93	7	846	644	1,490
New Jersey	—	—	—	117	—	117	—	117
Tennessee	112	131	715	—	101	1,059	137	1,196
Virginia	28	82	172	—	—	282	353	635
Total East	355	491	2,121	210	148	3,325	1,231	4,556
Southeast
Florida	213	462	344	33	—	1,052	533	1,585
Georgia	246	366	462	—	86	1,160	525	1,685
North Carolina	95	125	40	21	—	281	314	595
South Carolina	139	445	1,132	68	36	1,820	346	2,166
Total Southeast	693	1,398	1,978	122	122	4,313	1,718	6,031
Corporate and unallocated (b)	—	—	—	—	42	42	—	42
Total	2,211	4,240	9,602	1,149	313	17,515	6,673	24,188
(a) This category represents lots upon which construction of a home has commenced, including model homes.
(b) Lots held for sale are parcels held by our operations considered to be discontinued.

The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2018:

(In thousands)	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$509,406	$58,125	$—
East	185,462	14,077	4,580
Southeast	212,925	10,971	3,177
Corporate and unallocated (a)	—	—	24
Total	$907,793	$83,173	$7,781
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of September 30, 2018, our unconsolidated entities had borrowings outstanding totaling $12.3 million. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.
Our consolidated balance sheets include investments in unconsolidated entities totaling $4.0 million and $4.0 million as of September 30, 2018 and September 30, 2017, respectively.
Construction
We typically act as the general contractor for the construction of our new home communities. Our project development activities are controlled by our operating divisions whose employees supervise the construction of each new home community by coordinating the activities of subcontractors and suppliers, subjecting their work to quality and cost controls and ensuring compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market. Our home plans are created in a collaborative effort with industry leading architectural firms, allowing us to stay current in our home designs with changing trends as well as expanding our focus on value engineering without sacrificing design value for our customers.
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
Construction time for our homes depends on local governmental approval processes, product type, location, and the availability of labor, materials, and supplies. Homes are designed to promote efficient use of space and materials and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. As of September 30, 2018, excluding models, we had 1,973 homes at various stages of completion, of which 1,246 were under contract and included in backlog at such date and 727 homes (240 were substantially completed and 487 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled (known as “speculative” or “spec” homes).

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
In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. Please see Note 9 of notes to the consolidated financial statements in this Form 10-K for additional information. However, there can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence, or building related claims; or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors.
Marketing and Sales
We make extensive use of digital and traditional marketing vehicles and other promotional activities, including our websites (www.beazer.com and www.beazerenespanol.com), mobile site (m.beazer.com), real estate listing sites, digital advertising (including search engine marketing and display advertising), social media, video, brochures, direct marketing, and out-of-home advertising (including billboards and signage) located in the immediate areas of our developments, as well as additional activities. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and internet domain names, including Beazer Homes®, Gatherings®, and Choice PlansTM, for use in our business.
Our practice is to build, decorate, furnish, and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2018, we maintained and owned 238 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable, and hands-on experience for our customers, i.e., digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, signage, and more. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from the sales offices located in the model homes used in the community) as well as through independent brokers. Our new home counselors are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes, the community's unique selling proposition, detailed explanations of our three differentiators, discussed below, and associated savings opportunities. Sales personnel are trained internally and participate in a structured training program focused on sales techniques, product enhancements, competitive products in the area, construction schedules, and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy is that sales personnel must be licensed real estate agents where required by law.
We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.
Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists, known as “speculative” or “spec” homes. This speculative inventory satisfies demand by providing near ready or move in ready homes targeted at relocated personnel and others who require a completed home within 60 days.
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
Energy Efficiency - Nearly all newly-built homes afford buyers a substantial reduction in utility bills due to their modern, energy-efficient construction and materials. That's a feature most used homes cannot provide. At Beazer, we go even further by ensuring our homes are built to the latest ENERGY STAR® standards and by providing every buyer with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have an energy rating (on a scale in which a lower score is better) of 130, while new homes that are built to code typically score around 100. The average new Beazer home has an energy rating of 62.
Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers through our Mortgage Choices program. Approximately 91% of our fiscal 2018 customers elected to finance a portion of their home purchase.
Competition
The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality, and price with numerous large and small homebuilders, including many homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes and available rental housing.
We utilize our experience within our geographic markets and the breadth of our product line to vary regional product offerings to reflect changing market conditions. We strive to respond to market conditions and to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Our product offerings strive to provide extraordinary value at an affordable price with intentional focus on Millennials and Baby Boomers.
Government Regulation and Environmental Matters
In most instances, our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations, and their interpretation and application. Many governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, these governmental approval processes have not had a material adverse effect on our development activities, and all homebuilders in a given market face the same fees and restrictions. However, there can be no assurance that these and other restrictions will not adversely affect us in the future.
We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, “slow-growth” or “no-growth” initiatives, or building permit allocation ordinances, which could be implemented in the future in the markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety, and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for communities in their jurisdictions. However, these fees are normally established when we receive recorded final maps and building permits. We are also subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage due to continuing drought conditions within that region.
In order to provide homes to homebuyers qualifying for Federal Housing Administration (FHA)-insured or Veterans Affairs (VA)-guaranteed mortgages, we must construct homes in compliance with FHA and VA regulations. These laws and regulations include provisions regarding operating procedures, investments, lending, and privacy disclosures and premiums.

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
Health and Safety Matters
We strive to provide a safe and healthy work environment for all employees. We believe that corporate social responsibility is an essential factor for our overall success. This includes adopting ethical practices to direct how we do business while keeping the interests of our stakeholders and the environment in mind, including valuing and challenging the talented men and women who comprise our workforce.
The objectives of our practices and policies underscore this commitment:

•	To treat all employees with dignity and respect. Employee diversity and inclusion are embraced and opportunities for training, growth, and advancement are strongly encouraged.

•	To uphold ethical standards and comply with applicable laws and our internal guidelines, including a Code of Conduct applicable to all employees and an actively-managed ethics hotline.

•
To promote the idea that the quality of our products and employee well-being are predicated on a safe and healthy work environment. Our Safety First culture focuses on the safety of our people at every level of the organization.

We are also committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive independent third-party inspections. All of our team members are required to attend certain health and safety related training programs applicable to their respective job responsibilities.
Bonds and Other Obligations
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of September 30, 2018, we had approximately $237.8 million and $38.1 million of outstanding performance bonds and letters of credit, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Employees and Subcontractors
As of September 30, 2018, we employed approximately 1,280 persons, of whom 393 were sales and marketing personnel and 316 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.
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
In addition, many of our corporate governance documents are available on our website at www.beazer.com. Specifically, our Audit, Finance, Compensation, and Nominating/Corporate Governance Committee Charters, our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available. Each of these documents is also available in print to any stockholder who requests it.

The content on our website and mobile site is available for information purposes only and is not a part of and shall not be deemed incorporated by reference in this Form 10-K.
Item 1A. Risk Factors
A number of conditions that affect demand for the homes we sell are outside of our control. Many of these conditions, such as interest rates, inflation, employment levels, wage levels and governmental actions also impact consumer confidence, upon which our business is highly dependent.
Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, interest rates, inflation, employment levels, wage growth and governmental actions, all of which are out of our control and affect the affordability of, and demand for, the homes we sell. These conditions also impact consumer confidence, upon which our business is highly dependent. Adverse changes in any of these conditions could decrease demand and pricing for our homes or result in customer cancellations of pending contracts, which could adversely affect the number of home sales we make or reduce home prices, either of which could result in a decrease in our revenues and earnings and adversely affect our financial condition.
Because almost all of our customers require mortgage financing, increases in interest rates could negatively affect the affordability of the homes we sell. In addition, reductions in mortgage availability or increases in the effective costs of owning a home could prevent our customers from buying our homes and adversely affect our business and financial results.
Substantially all of the purchasers of our homes finance their acquisition with mortgage financing. Mortgage interest rates have remained near historic lows for the last several years, which has made the homes we sell more affordable. However, interest rates are currently rising and are expected to continue to rise in the near term. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in our revenues and earnings and adversely affect our financial condition.
The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. The tightening of their or other lenders’ borrowing standards may make it more difficult for our customers to obtain acceptable financing and, therefore, may adversely affect our business, financial condition and results of operations.
Mortgage interest expense and real estate taxes represent significant costs of homeownership. Therefore, when there are changes in federal or state income tax laws that eliminate or substantially limit the income tax deductions relating to these expenses, the after-tax costs of owning a new home can increase significantly. For example, the “Tax Cuts and Jobs Act,” which was enacted in December 2017, includes provisions that impose significant limitations with respect to these income tax deductions. Under this legislation, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). We believe changes such as these adversely impact the demand for and sales prices of homes in certain markets, including parts of California and Maryland, and therefore could adversely affect our business, financial condition and results of operations.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, inflation is often accompanied by higher interest rates which, as discussed above, are currently on the rise. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been low for the last several years, during the same period we have experienced, and we continue to experience, increases in the prices of land, labor and materials above the general inflation rate.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs, delay deliveries and could adversely affect our financial condition and results of operations.
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters such as hurricanes or flooding as discussed more fully below. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic factors. For example, recent government imposed tariffs on imported building supplies, such as lumber, have significantly increased the cost to construct our homes. Such cost increases limit our ability to control costs, potentially reducing margins on the homes we build if we are not able to successfully offset the increased costs through higher sales prices.
The homebuilding industry is cyclical. A downturn in the industry could adversely affect our business, financial condition and results of operations.
During periods of downturn in the homebuilding industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, we may experience a material reduction in revenues and margins and our financial condition as well as our results of operations could be adversely affected.
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
Reduced numbers of home sales extend the time it takes us to recover land purchase and property development costs, negatively impacting profitability and our results of operations.
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur additional pre-construction costs and it may take longer for us to recover our costs, which could adversely affects our profitability and results of operations.

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
Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Increased competition could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our financial results could suffer and our ability to service our debt could be adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, many of our competitors have substantially greater financial resources and lower costs of funds and operations than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets.
Natural disasters and other related events could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas.
The climates and geology of many of the states in which we operate, including California, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and certain mid-Atlantic states, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. For example, in fiscal 2017 and 2018, Hurricanes Harvey, Irma and Florence disrupted our operations in Texas, Florida, North Carolina and South Carolina, which resulted in what we believe were temporary reductions in sales and closings. Natural disasters can also lead to increased competition for subcontractors, which can delay our progress even after the event has concluded. Additionally, and as discussed above, increased competition for skilled labor can lead to cost overruns, as we may have to incentivize the impacted region’s limited trade base to work on our homes. Finally, natural disasters and other related events may also temporarily impact demand, as buyers are not as willing to shop for new homes during or after the event. These risks could adversely affect our business, financial condition and results of operations.
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

We believe we have significant “built-in losses” in our assets, i.e., an excess tax basis over current fair market value, which may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Any net operating losses created during or after our fiscal 2019 may be carried forward indefinitely; however, the loss can only be utilized to offset 80% of taxable income generated in a tax year. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, we experienced an “ownership change” under Section 382 as of January 12, 2010. As a result of this previous “ownership change” for purposes of Section 382, our ability to use certain net operating loss carryforwards and built-in losses or deductions in existence prior to the ownership change was limited by Section 382. We cannot predict or control the occurrence or timing of another ownership change in the future. If another ownership change were to occur, the limitations imposed by Section 382 could result in a material amount of our net operating loss carryforwards expiring unused and, therefore, significantly impair the future value of our deferred tax assets.
Our certificate of incorporation prohibits certain transfers of our common stock that could result in an ownership change. In addition, we are party to a rights agreement intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. However, these protective provisions of our certificate of incorporation and the rights agreement expire on November 12, 2019. Any extension of these protective provisions and our entry into a new rights agreement will require approval by our stockholders. We cannot guarantee that the requisite stockholder approvals will be obtained. In addition, neither the protective provisions nor the rights agreement offer a complete solution, and an ownership change may occur even if the protective provisions of our charter are extended and a new rights agreement is approved upon expiration. The protective provisions of our certificate of incorporation may not be enforceable against all stockholders and may not prevent all stock transfers that have the potential to cause a Section 382 ownership shift, and the rights agreement may deter, but ultimately cannot block, all transfers of our common stock that might result in an ownership change.
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
Information technology failures, cybersecurity breaches or data security breaches could harm our business.
We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Our computer systems, including our back-up systems and portable electronic devices, and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches including malware and phishing, cyberattacks, natural disasters, usage errors by our employees or contractors and other related risks. As part of our normal business activities, we collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We share some of this information with third parties who assist us with certain aspects of our business. A significant and extended disruption of or breach of security related to our computer systems and back-up systems may result in business disruption, damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information and require us to incur significant expense to remediate or otherwise resolve these issues including financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs and other competitive disadvantages.
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

•
factors influencing home purchases, such as higher interest rates and availability of home mortgage loans, credit criteria applicable to prospective borrowers, ability to sell existing residences and homebuyer sentiment in general;

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
Inefficient or ineffective allocation of capital could adversely affect our operating results and/or stockholder value.
Our goal is to allocate capital to maximize our overall long-term returns. This includes spending on capital projects, such as developing strategic businesses (e.g., the launch of our Gatherings® business in 2016 to meet the needs of the growing 55 plus segment) and acquiring other homebuilders with the potential to strengthen our industry position. In addition, from time to time we may engage in bond repurchases to reduce our indebtedness and return value to our stockholders through share repurchases. If we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.
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
Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, the availability of water and matters concerning the protection of health, safety and the environment. Our operating costs may be increased by governmental regulations, such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which may be adopted in communities that have developed rapidly, may cause delays in new home communities or otherwise restrict our business activities, resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our financial condition and results of operations.
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
Negative publicity or poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.
Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets could hurt operating results, as consumers might avoid or protest brands that receive bad press or negative reviews. Negative publicity may result in a decrease in our operating results. In addition, residents of communities we develop may look to us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect sales or our reputation.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2018, we had under lease approximately 35,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 210,000 square feet of office space for our divisional and shared services operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
Due to the nature of our business, significant amounts of property are held by us as inventory in the ordinary course of our homebuilding operations. See Note 5 of notes to the consolidated financial statements in this Form 10-K for a further discussion of our inventory.
Item 3. Legal Proceedings
Litigation
From time to time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. At present there are no such claims outstanding; however, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations, or cash flows.

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
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 8, 2018, the last reported sales price of the Company's common stock on the NYSE was $8.80, and we had approximately 185 stockholders of record and 33,522,046 shares of common stock outstanding. The following table sets forth, for the periods presented, the range of high and low trading prices for the Company's common stock during our fiscal 2018 and 2017.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2018
High	$23.24	$20.94	$17.46	$16.08
Low	$18.66	$15.02	$14.05	$10.46
Fiscal Year Ended September 30, 2017
High	$15.80	$14.82	$15.10	$18.75
Low	$9.67	$11.18	$11.58	$13.09
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2018, 2017, or 2016. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2018, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	533,052	$14.26	2,066,189
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2018 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2013 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2014	2015	2016	2017	2018
◆	Beazer Homes USA, Inc.	93.22	74.06	64.78	104.11	58.33
■	S&P 500 Index	119.73	119.00	137.36	162.92	192.10
▲	S&P 500 Homebuilding Index	108.26	137.15	136.18	179.31	173.30

Item 6. Selected Financial Data
The following table summarizes certain financial data for the periods presented:

	Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014
	($ in millions, except per share amounts and unit data)
Statements of Operations Data: (a)
Total revenue	$2,107	$1,916	$1,822	$1,627	$1,464
Gross profit	345	313	297	272	263
Gross margin (b)	16.4%	16.3%	16.3%	16.7%	18.0%
Operating income	$82	$62	$59	$52	$56
(Loss) income from continuing operations	(45)	32	5	347	35
(Loss) income per share from continuing operations - basic	(1.40)	1.00	0.16	12.54	1.35
(Loss) income per share from continuing operations - diluted	(1.40)	0.99	0.16	10.91	1.10
Net (loss) income (c)	$(45.4)	$31.8	$4.7	$344.1	$34.4

Balance Sheet Data (end of year): (d)
Cash, cash equivalents and restricted cash	$153	$305	$243	$290	$387
Inventory	1,692	1,543	1,569	1,698	1,561
Total assets	2,128	2,221	2,213	2,409	2,050
Total debt	1,231	1,327	1,332	1,516	1,520
Stockholders' equity	644	682	643	630	279

Supplemental Financial Data: (d)
Cash provided by (used in):
Operating activities	$30	$96	$163	$(81)	$(160)
Investing activities	(74)	(14)	(13)	3	(18)
Financing activities	(108)	(21)	(198)	(19)	12

Financial Statistics: (d)
Total debt as a percentage of total debt and stockholders' equity (end of year)	65.7%	66.0%	67.4%	70.6%	84.5%
Net debt as a percentage of net debt and stockholders' equity (end of year) (e)	62.9%	60.3%	63.2%	66.3%	80.8%
Adjusted EBITDA from total operations (f)	$204.7	$178.8	$156.3	$144.1	$133.2
Adjusted EBITDA margin from total operations (g)	9.7%	9.3%	8.6%	8.9%	9.1%
Operating Statistics from continuing operations:
New orders, net	5,544	5,464	5,297	5,358	4,748
Closings	5,767	5,525	5,419	5,010	4,951
Average selling price on closings (in thousands)	$360.2	$343.1	$329.4	$313.5	$284.8
Units in backlog (end of year)	1,632	1,855	1,916	2,038	1,690
Average selling price in backlog (end of year; in thousands)	$384.8	$358.9	$340.6	$327.6	$305.3
(a) Statements of operations data is from continuing operations. Gross profit includes inventory impairments and abandonments of $6.5 million, $2.4 million, $15.3 million, $3.1 million, and $8.3 million for the fiscal years ended September 30, 2018, 2017, 2016, 2015, and 2014, respectively, as well as unexpected warranty costs and additional insurance recoveries from our third-party insurer, both of which are detailed in the table below that reconciles our net income to Adjusted EBITDA (subsequently defined). The aforementioned charges related to impairments and abandonments were primarily driven by reductions in pricing taken for certain communities as a result of competitive pressures over the applicable years. Income (loss) from continuing operations for the fiscal years ended 2018, 2017, 2016, 2015, and 2014 also includes losses on extinguishment of debt of $27.8 million, $12.6 million, $13.4 million, $0.1 million, and $19.9 million, respectively.

(b) Gross margin = gross profit divided by total revenue.
(c) For fiscal 2015, amount includes $335.2 million release of a substantial portion of the valuation allowance on our deferred tax assets. For fiscal 2018, amount includes $110.1 million tax expense for the remeasurement of our deferred tax assets at the newly enacted 21.0% federal tax rate, partially offset by an additional $27.4 million release of valuation allowance on our deferred tax assets. See Note 13 of notes to the consolidated financial statements in this Form 10-K for a further discussion of income taxes and the valuation allowance.
(d) Discontinued operations were not segregated in the consolidated balance sheets or consolidated statements of cash flows and are not material in the periods presented.
(e) Net Debt = debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan, when outstanding.
(f) EBIT (earnings before interest and taxes) equals net income (loss) before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired, and interest expense not qualified for capitalization; and (b) income taxes. EBITDA (earnings before interest, taxes, depreciation, and amortization) is calculated by adding non-cash charges, including depreciation and amortization for the period to EBIT. Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization) is calculated by adding charges, including debt extinguishment charges, inventory impairment and abandonment charges, joint venture impairment charges, and other non-recurring items for the period to EBITDA. EBITDA and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. EBITDA and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate EBITDA and Adjusted EBITDA in the same manner as Beazer Homes, the EBITDA and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.
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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016	2015	2014
Net (loss) income	$(45,375)	$31,813	$4,693	$344,094	$34,383
Expense (benefit) from income taxes	94,373	2,621	16,224	(325,927)	(41,802)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	91,331	88,820	79,322	56,164	41,065
Interest expense not qualified for capitalization	5,325	15,636	25,388	29,822	50,784
EBIT	145,654	138,890	125,627	104,153	84,430
Depreciation and amortization and stock-based compensation amortization	24,065	22,173	21,752	19,473	15,866
EBITDA	169,719	161,063	147,379	123,626	100,296
Loss on extinguishment of debt	27,839	12,630	13,423	80	19,917
Inventory impairments and abandonments (a)	6,770	2,389	14,572	3,109	8,062
Joint venture impairment and abandonment charges	341	—	—	—	—
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	(3,612)	13,582	4,290
Unexpected warranty costs related to water intrusion issues in New Jersey (net of expected insurance recoveries)	—	—	—	—	648
Additional insurance recoveries from third-party insurer	—	—	(15,500)	—	—
Litigation settlement in discontinued operations	—	—	—	3,660	—
Write-off of deposit on legacy land investment	—	2,700	—	—	—
Adjusted EBITDA	$204,669	$178,782	$156,262	$144,057	$133,213
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
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, and mortgage financing. Currently, we are experiencing a strong job market as wages rise and household formation continues. However, as the prices for new and existing homes increased over the past few years, coupled with rising mortgage interest rates, the affordability of homes has come under pressure, causing a slowdown in sales activity. In addition, labor availability concerns have helped constrain the growth of the supply of new homes available for sale. Accordingly, despite more constrained affordability, we expect conditions in the housing market to remain relatively comparable in the coming year.
Therefore, the strong economic backdrop along with the limited supply of homes for sale provides us with confidence in the market for new home sales going forward.
Overview of Results for Our Fiscal 2018
Fiscal 2018 represented the culmination of a multi-year effort to achieve "2B-10" with revenue of $2.1 billion and $204.7 million in Adjusted EBITDA, which we have attained through execution of our Balanced Growth strategy and a continued focus on our five key metrics. Additionally, we successfully completed the acquisition of Venture Homes ("Venture"), a leading private homebuilder in the Atlanta market.
Profitability
For the fiscal year ended September 30, 2018, we recorded net loss from continuing operations of $45.0 million, a decrease of $77.0 million from the prior fiscal year’s net income from continuing operations of $32.0 million. However, there were multiple items that impacted the comparability of our net income from continuing operations between periods:

•
Income tax expense from continuing operations was $94.5 million and $2.7 million for fiscal 2018 and fiscal 2017, respectively. Income tax expense in fiscal 2018 was impacted by a $110.1 million charge from the remeasurement of our deferred tax assets as a result of the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017, partially offset by an income tax benefit of $27.4 million related to the release of the valuation allowance on a portion of our deferred tax assets. Refer to Note 13 of the notes to the consolidated financial statements for additional discussion of these matters.

•	We recognized $27.8 million in loss on extinguishment of debt in fiscal 2018, an increase of $15.2 million compared to the prior fiscal year.

•	We recorded $6.5 million in impairment and abandonment charges in fiscal 2018, an increase of $4.1 million from the prior year.
Debt Reduction and Capital Efficiency
We also reduced our outstanding debt by $96.4 million as follows:

•
In October 2017, we issued and sold $400.0 million of Senior Notes due October 2027. The proceeds from the 2027 Notes were principally used to fund the repayment of $225.0 million of our 2019 Notes and $175.0 million of our 2023 Notes.

•	During September 2018, we redeemed the remaining $96.4 million principal balance of our 2019 Notes.
We have fulfilled our plan to reduce debt by $250.0 million over three years. Refer to Note 8 of the notes to our consolidated financial statements in this Form 10-K for further discussion of our outstanding borrowings.
During the current fiscal year, our land held for future development balance declined by approximately $29.4 million due to the activation of multiple parcels for homebuilding activities, leaving a remaining balance of $83.2 million as of September 30, 2018.

Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2.0 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million, which we have attained in fiscal 2018.
In fiscal 2018, we made additional improvements across most of our targeted metrics to reach this goal, as discussed below. In turn, we generated revenue of $2.1 billion, up 10.0% year-over-year, and $204.7 million in Adjusted EBITDA, a 14.5% increase compared to the prior fiscal year (refer to Item 6, Selected Financial Data, in this Form 10-K for a reconciliation of Adjusted EBITDA). Our progress on each metric is discussed below:

•
Sales per community per month was 3.0 and 2.9 for the fiscal years ended September 30, 2018 and 2017, respectively. We improved our sales absorptions on a year-over-year basis, resulting in sales absorptions for the current year within our targeted range of 2.8 to 3.2 sales per community per month as established in our “2B-10” plan. We continue to believe that we are among the industry leaders in sales absorption rates and are focused on driving further increases in our sales pace moving forward.

•
We ended the year with an active community count of 160, which was 3.2% higher than the prior year. This increase in community count was anticipated, as we placed additional emphasis during fiscal 2017 on land and land development activities. Furthermore, we capitalized on the strategic opportunity to acquire Venture Homes in fiscal 2018, which contributed to our overall community count and increased our presence in the Atlanta market.

•
Our ASP for homes closed during the fiscal year ended September 30, 2018 was $360.2 thousand, up 5.0% compared to the prior year. The year-over-year improvement in ASP on closings was primarily a function of geographic mix and product shift, though we also benefited from pricing power in some markets. In addition, we ended fiscal 2018 with an ASP of $384.8 thousand for our units in backlog, indicating that price growth should continue to persist in the near future. Our targeted “2B-10” metric for ASP was a range of $340.0 thousand to $350.0 thousand.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the fiscal year ended September 30, 2018 was 21.2%, which remains consistent with the prior year. The current year adjusted gross margin is within the “2B-10” target for our homebuilding margin of between 21.0% and 22.0% (excluding impairments and abandonments and interest amortized to homebuilding cost of sales).

•
SG&A for the fiscal year ended September 30, 2018 was 11.8% of total revenue compared with 12.4% a year earlier. SG&A as a percentage of total revenue declined in the current year due to our continued focus on improving overhead cost management in relation to our revenue growth. We completed the year with SG&A as a percentage of total revenue within the "2B-10" target range of 11.0% to 12.0%.

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2018	1,110	1,679	1,450	1,305	5,544
2017	1,005	1,549	1,595	1,315	5,464
2016	923	1,538	1,490	1,346	5,297
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2018	1,066	1,266	1,391	2,044	5,767
2017	995	1,239	1,387	1,904	5,525
2016	1,049	1,150	1,364	1,856	5,419

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
($ in thousands)	2018	2017	2016
Revenues:
Homebuilding	$2,077,360	$1,895,855	$1,784,777
Land sales and other	29,773	20,423	37,337
Total	$2,107,133	$1,916,278	$1,822,114
Gross profit:
Homebuilding	$348,275	$312,201	$293,860
Land sales and other	(3,260)	663	3,347
Total	$345,015	$312,864	$297,207
Gross margin:
Homebuilding (a)	16.8%	16.5%	16.5%
Land sales and other	(10.9)%	3.2%	9.0%
Total	16.4%	16.3%	16.3%
Commissions	$81,002	$74,811	$70,460
G&A (b)	$168,658	$161,906	$153,628
SG&A (commissions plus G&A) as a percentage of total revenue	11.8%	12.4%	12.3%
G&A as a percentage of total revenue	8.0%	8.4%	8.4%
Depreciation and amortization	$13,807	$14,009	$13,794
Operating income	$81,548	$62,138	$59,325
Operating income as a percentage of total revenue	3.9%	3.2%	3.3%
Effective tax rate (c)	191.1%	7.8%	76.0%
Equity in income of unconsolidated entities	$34	$371	$131
Loss on extinguishment of debt	$27,839	$12,630	$13,423
(a) Homebuilding gross margin for fiscal 2016 was impacted by a $15.5 million reduction in home construction expenses resulting from a settlement with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years, and unexpected warranty costs related to the Florida stucco issues as well as the associated insurance recoveries. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) G&A was impacted in 2017 by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed uncollectible.
(c) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense (benefit) is not always directly correlated to the amount of pretax income (loss) for the associated periods.

Homebuilding Operations Data
The following table summarizes net new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2018	2017	2016	18 v 17	17 v 16	2018	2017	2016
West	2,874	2,578	2,381	11.5%	8.3%	18.4%	18.1%	21.9%
East	1,089	1,351	1,330	(19.4)%	1.6%	20.9%	18.1%	20.1%
Southeast	1,581	1,535	1,586	3.0%	(3.2)%	16.2%	19.4%	18.2%
Total	5,544	5,464	5,297	1.5%	3.2%	18.3%	18.5%	20.4%
Sales per active community per month were 3.0 for fiscal year 2018 compared to 2.9 for fiscal year 2017, contributing to the 1.5% increase in net new orders year-over-year, driven by our continued emphasis on sales absorptions. Average active communities were relatively flat compared to the prior year, with 156 average active communities during fiscal 2018 compared to 155 during fiscal 2017. For the fiscal year ended September 30, 2018, the 11.5% increase in net new orders in our West segment was primarily attributable to a significant year-over-year increase in our Las Vegas and Dallas markets. Net new orders declined by 19.4% in the East as we work to rebuild community counts by making new investments. The 3.0% increase in net new orders in the Southeast segment was primarily due to 100 net new orders in the fourth quarter of fiscal 2018 within communities acquired from Venture Homes. Additionally, net new orders were impacted in North and South Carolina in the Southeast segment due to Hurricane Florence, which impacted our ability to sell homes in the affected areas for a number of weeks.
Sales per active community per month were 2.9 for fiscal year 2017 compared to 2.7 for fiscal year 2016, an increase of 10.5%. Our ability to drive sales pace also reflected the robust demand we witnessed throughout the spring and summer selling seasons in the majority of our markets as well as our community mix and the maturation of certain communities versus the prior year. Our average active communities declined from 166 during fiscal 2016 to 155 during fiscal 2017, partially offsetting our stronger absorptions and ultimately resulting in a 3.2% increase in net new orders for the fiscal year. For the fiscal year ended September 30, 2017, the 8.3% increase in net new orders in our West segment was due to stronger sales in our Las Vegas, Phoenix, and Southern California markets, where we activated several new communities during fiscal 2016, offset by a decline in net new orders in our Houston market due to severe weather-related conditions as well as lower community count in response to local economic conditions in prior periods. The 1.6% increase in net new orders in our East segment during our fiscal 2017 was mainly driven by improved sales absorptions in our Virginia market. Finally, the year-over-year decline in net new orders in our Southeast segment was primarily driven by our Florida markets due to a lower community count in both our Orlando and Tampa divisions and, to a lesser extent, impacts from severe weather during the fourth quarter.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2018, 2017, and 2016:

	As of September 30,
	2018	2017	2016	18 v 17	17 v 16
Backlog Units:
West	858	879	828	(2.4)%	6.2%
East	281	413	444	(32.0)%	(7.0)%
Southeast	493	563	644	(12.4)%	(12.6)%
Total	1,632	1,855	1,916	(12.0)%	(3.2)%
Aggregate dollar value of homes in backlog (in millions)	$628.0	$665.8	$652.7	(5.7)%	2.0%
ASP in backlog (in thousands)	$384.8	$358.9	$340.6	7.2%	5.4%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of September 30, 2018 decreased 5.7% compared to the prior year due to a 12.0% decline in units in backlog, partially offset by a 7.2% increase in the ASP of homes in backlog. The decline in units in backlog was primarily driven by a rise in the pace of closings compared to the prior fiscal year and disruptions related to Hurricane Florence in North and South Carolina.

The aggregate dollar value of homes in backlog as of September 30, 2017 increased 2.0% compared to September 30, 2016 due to a 5.4% increase in the ASP of homes in backlog, partially offset by a 3.2% decline in units in backlog. The decline in units in backlog was primarily due to shorter cycle times, disruptions related to Hurricanes Harvey and Irma in Houston and certain markets in our Southeast segment, and lower community counts in fiscal 2017 as compared to fiscal 2016.
Homebuilding Revenue, Average Selling Price, and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
($ in thousands)	2018	2017	2016	18 v 17	17 v 16	2018	2017	2016	18 v 17	17 v 16
West	$999,599	$851,472	$817,971	17.4%	4.1%	$345.3	$336.9	$326.1	2.5%	3.3%
East	510,710	533,585	505,198	(4.3)%	5.6%	418.3	386.1	368.0	8.3%	4.9%
Southeast	567,051	510,798	461,608	11.0%	10.7%	343.5	316.1	300.1	8.7%	5.3%
Total	$2,077,360	$1,895,855	$1,784,777	9.6%	6.2%	$360.2	$343.1	$329.4	5.0%	4.2%

	Closings
	2018	2017	2016	18 v 17	17 v 16
West	2,895	2,527	2,508	14.6%	0.8%
East	1,221	1,382	1,373	(11.6)%	0.7%
Southeast	1,651	1,616	1,538	2.2%	5.1%
Total	5,767	5,525	5,419	4.4%	2.0%
The increase in ASP across all segments for the year ended September 30, 2018 was impacted by a change in the mix of closings between geographies, products, and communities within each individual market as compared with the prior fiscal year. It was also positively impacted by our operational strategies as well as improved market conditions in certain geographies. These same dynamics enhanced our ability to generate a higher ASP during fiscal 2017 when compared with fiscal 2016; in particular, a higher proportion of closings generated from certain markets with higher ASPs, including California. On average, we anticipate that our ASP will likely continue to increase in the near-term as indicated by our ASP for homes in backlog as of September 30, 2018.
For fiscal year 2018, the year-over-year increase in closings in our West segment was primarily driven by strong growth in our Las Vegas and Phoenix markets, where we sold a significant number of homes in certain communities. Closings in our East segment declined due to lower closings in our Indianapolis market, partially offset by growth in our Maryland market. Closings increased in our Southeast segment primarily due to growth in the Atlanta market related to the Venture Homes acquisition, which added 70 closings in the fourth quarter of fiscal 2018, partially offset by disruption from Hurricane Florence which caused us to push a small number of closings into the first quarter of fiscal year 2019.
Closings for fiscal year 2017 increased compared to fiscal year 2016 in all markets of our West segment except for Texas. The decrease in Texas was due to a year-over-year decline in community count and, to a lesser extent, weather-related conditions in Houston that resulted in home construction delays in the fiscal fourth quarter of 2017. The decline in Texas was offset by growth in our Sacramento division, which continued to gain momentum after being re-activated, and our Las Vegas division, where certain communities continued to mature. In our East segment, we experienced increases in closings in our Indianapolis and Nashville divisions, offset by decreases in our Maryland division, where community count declined slightly and less emphasis was placed in 2017 on building and closing spec homes than in the prior year. In our Southeast segment, the increase in closings was primarily driven by our Atlanta, Charleston, and Myrtle Beach divisions, partially offset by declines in our Orlando division.
Our overall higher ASP coupled with the increase in closings described above resulted in homebuilding revenue growth for fiscal 2018 as compared to fiscal 2017 and fiscal 2016.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total. In addition, such amounts are presented excluding inventory impairments and abandonments and interest amortized to cost of sales (COS). Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs, and inventory impairment and abandonment charges). For fiscal 2016, we have shown the gross profit and gross margin impact of unexpected warranty costs related to the Florida stucco issues (net of expected insurance recoveries) as well as additional insurance recoveries from a third-party insurer, both of which we consider to be non-recurring items.

($ in thousands)	Fiscal Year Ended September 30, 2018
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o (a) I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$228,637	22.9%	$—	$228,637	22.9%	$—	$228,637	22.9%
East	102,346	20.0%	—	102,346	20.0%	—	102,346	20.0%
Southeast	104,051	18.3%	793	104,844	18.5%	—	104,844	18.5%
Corporate & unallocated	(86,759)		212	(86,547)		91,132	4,585
Total homebuilding	$348,275	16.8%	$1,005	$349,280	16.8%	$91,132	$440,412	21.2%

($ in thousands)	Fiscal Year Ended September 30, 2017
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$186,629	21.9%	$1,625	$188,254	22.1%	$—	$188,254	22.1%
East	109,289	20.5%	188	109,477	20.5%	—	109,477	20.5%
Southeast	103,193	20.2%	—	103,193	20.2%	—	103,193	20.2%
Corporate & unallocated	(86,910)		68	(86,842)		88,764	1,922
Total homebuilding	$312,201	16.5%	$1,881	$314,082	16.6%	$88,764	$402,846	21.2%

($ in thousands)	Fiscal Year Ended September 30, 2016
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$169,603	20.7%	$6,729	$176,332	21.6%	$—	$176,332	21.6%
East	89,572	17.7%	5,894	95,466	18.9%	—	95,466	18.9%
Southeast	92,573	20.1%	788	93,361	20.2%	—	93,361	20.2%
Corporate & unallocated	(57,888)		1,101	(56,787)		77,941	21,154
Total homebuilding	$293,860	16.5%	$14,512	$308,372	17.3%	$77,941	$386,313	21.6%
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	(3,612)						(3,612)
Additional insurance recoveries from third-party insurer	(15,500)						(15,500)
Adjusted homebuilding	$274,748	15.4%					$367,201	20.6%
(a) w/o - without

Our overall homebuilding gross profit increased to $348.3 million for the fiscal year ended September 30, 2018, from $312.2 million in the prior year. The increase was driven by growth in homebuilding revenue of $181.5 million combined with slightly higher gross margin. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by certain items. Specifically, interest amortized to homebuilding cost of sales increased by $2.4 million year-over-year, and impairment and abandonment charges decreased by $0.9 million over the same period (refer to Note 5 and Note 6 of the notes to our consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairments and abandonments, interest, and non-recurring items, year-over-year gross profit increased by $37.6 million while our gross margin remained flat at 21.2%. The year-over-year stability in gross margin is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including margin impact on homes closed during the current fiscal year; (3) increased focus on managing our house costs and improving cycle times; (4) fluctuations in discrete items in the current period such as warranty costs; and (5) the impact of purchase accounting related to our acquisition of Venture Homes. Going forward, our gross margin will continue to be impacted by several headwinds, including activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of some of our land purchase transactions, such as finished lot purchases, which tend to result in lower gross margins, and increasing land and direct homebuilding costs.
Our overall homebuilding gross profit increased to $312.2 million for the fiscal year ended September 30, 2017, from $293.9 million in the prior year. The increase was due to additional gross profit generated on the $111.1 million increase in homebuilding revenue, while our gross margin remained flat year-over-year. The comparability of our gross profit and gross margin, as shown in the tables above, was impacted by three significant items as follows: (1) impairments and abandonments, which decreased from $14.5 million in fiscal 2016 to $1.9 million in fiscal 2017; (2) interest amortized to homebuilding cost of sales, which increased from $77.9 million in fiscal 2016 to $88.8 million in fiscal 2017; and (3) our fiscal 2016 gross profit and gross margin included a $3.6 million impact related to the Florida stucco issues, net of anticipated insurance recoveries, and a $15.5 million settlement with our third-party insurer. When factoring out the impact of impairments and abandonments, interest, and non-recurring items, our gross margin increased by 60 basis points, from 20.6% in fiscal 2016 to 21.2% in fiscal 2017.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2018, our homebuilding gross margin was 16.8% and excluding interest and inventory impairments and abandonments, it was 21.2%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.4% of total closings during fiscal 2018:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(13.9)%
Impact of interest amortized to COS related to these communities	15.7%
Pre-impairment turn gross margin, excluding interest amortization	1.8%
Impact of impairment turns	16.1%
Gross margin (post impairment turns), excluding interest amortization	17.9%
For a further discussion of our impairment policies and communities impaired during the current and prior two fiscal years, refer to Notes 2 and 5 of the notes to consolidated financial statements in this Form 10-K.
Land Sales and Other Revenues and Gross Profit
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in certain markets. Other revenues included net fees we received for general contractor services that we performed on behalf of a third party and broker fees. The following tables summarize our land sales and other revenues and related gross profit (loss) by reportable segment for the periods presented:

($ in thousands)	Land Sales and Other Revenues
	2018	2017	2016	18 v 17	17 v 16
West	$15,204	$1,758	$9,936	764.8%	(82.3)%
East	13,853	17,837	21,751	(22.3)%	(18.0)%
Southeast	716	828	5,650	(13.5)%	(85.3)%
Total	$29,773	$20,423	$37,337	45.8%	(45.3)%

($ in thousands)	Land Sales and Other Gross Profit (Loss)
	2018	2017	2016	18 v 17	17 v 16
West	$1,708	$732	$2,921	133.3%	(74.9)%
East	321	(119)	678	369.7%	(117.6)%
Southeast	(3,153)	50	598	(6,406.0)%	(91.6)%
Corporate and unallocated (a)	(2,136)	—	(850)	n/m	n/m
Total	$(3,260)	$663	$3,347	(591.7)%	(80.2)%
(a) Corporate and unallocated includes interest and indirects related to land sold that was expensed.
n/m - indicates the percentage is “not meaningful.”
For the fiscal year ended September 30, 2018, we recognized impairment charges in our Southeast and Corporate and unallocated segments of approximately $3.2 million and $2.1 million, respectively, related to a community in our Atlanta market. Please see Note 5 of the notes to consolidated financial statements in this Form 10-K for additional details.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the current fiscal year for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016	18 v 17	17 v 16
West	$142,310	$110,600	$99,835	$31,710	$10,765
East (a)	57,372	58,191	42,205	(819)	15,986
Southeast (b)	45,950	53,905	49,250	(7,955)	4,655
Corporate and Unallocated (c)	(164,084)	(160,558)	(131,965)	(3,526)	(28,593)
Operating income (d)	$81,548	$62,138	$59,325	$19,410	$2,813
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
(c) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments; and certain other amounts that are not allocated to our operating segments. Corporate and unallocated for the year ended September 30, 2016 also included the impact of a $15.5 million reduction in home construction expenses resulting from an agreement entered into in fiscal 2016 with our third-party insurer to resolve certain issues related to the extent of our insurance coverage for multiple policy years.
(d) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our consolidated financial statements in this Form 10-K).
Our operating income increased by $19.4 million to $81.5 million for the fiscal year ended September 30, 2018, compared to $62.1 million for fiscal 2017. The increase was primarily due to a $36.1 million increase in homebuilding profit, partially offset by a decrease in land sales and other gross profit, an increase in commissions expense on higher homebuilding revenue, and an increase in G&A costs due to overall business growth. However, commissions and G&A declined year-over-year as a percentage of total revenue by approximately 6 basis points and 44 basis points, respectively. Also, as previously discussed, fiscal 2017 included a $2.7 million write-off of a deposit on a legacy investment in a development site that we deemed uncollectible. No such write-off was recognized during fiscal 2018. As a percentage of total revenue, our operating income was 3.9% for fiscal 2018 compared to 3.2% for fiscal 2017.
Our operating income increased by $2.8 million to $62.1 million for the fiscal year ended September 30, 2017, compared to $59.3 million for fiscal 2016. The increase was driven by an $18.3 million increase in homebuilding gross profit, partially offset by lower land sales and other gross profit, an increase in commissions expense on higher homebuilding revenue, and an increase in G&A costs due to growth in our business. Both commissions and G&A remained consistent as a percentage of total revenue year-over-year. As a percentage of total revenue, our operating income was 3.2% for fiscal 2017 compared to 3.3% for fiscal 2016.
Below operating income, we had four noteworthy fluctuations between fiscal 2018 and fiscal 2017 as follows: (1) we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest costs not qualified for capitalization; (2) we recorded a loss of $27.8 million on the extinguishment of debt versus $12.6 million in the prior year due to the management of our debt portfolio; (3) we recognized $110.1 million of income tax expense in the current year due to the remeasurement of our deferred tax assets as a result of the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017; and (4) we recognized a $27.4 million income tax benefit in the current year related to the release of the valuation allowance on a portion of our deferred tax assets. See the notes to our consolidated financial statements in this Form 10-K for additional discussion of these matters.

Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against a portion of our deferred tax assets. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax expense/benefit was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in fiscal 2016, the Company began using an annualized effective tax rate in interim periods to determine its income tax expense/benefit, which we believe more closely correlates with our periodic pretax income or loss. The annualized effective tax rate will continue to be impacted by discrete tax items.
Income tax expense during the fiscal year ended September 30, 2018 resulted from our income from operations and the remeasurement of our deferred tax asset at the newly enacted 21.0% federal tax rate, partially offset by the generation of federal tax credits and an additional benefit resulting from changes in our valuation allowance. The valuation allowance on all of our federal tax net operating losses and credits as well as portions of our state net losses was reduced due to our determination that it is more likely than not that these assets will be realized.
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
During fiscal 2016, we contemplated various tax planning strategies based on our operations profile. This planning resulted in a restructuring effort immediately following the close of fiscal 2016, where we executed certain tax elections and a number of changes to the legal forms of our operating entities, which significantly reduced our income profile in certain state jurisdictions going forward. The restructuring reduced our effective tax rate in fiscal 2017 to an amount that is in-line with our peers through a significant reduction in our state effective tax rate. In addition, the restructure provides cash tax savings in various jurisdictions where we no longer have significant state loss carryforwards available. In conjunction with the restructure, we also evaluated our ability to realize certain state components of our deferred tax asset. As a result, as of September 30, 2016, we no longer anticipated that we would be able to realize portions of the deferred tax assets for these jurisdictions, which caused us to put a valuation allowance on these assets in fiscal 2016.
Refer to Note 13 of the notes to consolidated financial statements in this Form 10-K for a further discussion of our income taxes and valuation allowance changes.
Fiscal year ended September 30, 2018 as compared to 2017
West Segment: Homebuilding revenue increased by 17.4% for the fiscal year ended September 30, 2018 compared to the prior fiscal year due to a 14.6% increase in closings, led by gains in our Las Vegas and Phoenix markets, and an increase in ASP of 2.5%. Compared to the prior fiscal year, homebuilding gross profit increased by $42.0 million due to the increase in homebuilding revenue combined with higher homebuilding gross margin, which rose from 21.9% to 22.9%. The increase in gross margin was primarily driven by our Las Vegas market, where our communities continue to gain momentum, and our Southern California market, where newer communities are driving margin growth. The $31.7 million year-over-year increase in operating income was the result of the previously discussed increase in homebuilding gross profit, partially offset by an increase in commissions expense on higher homebuilding revenue and higher G&A costs associated with growth in the segment.
East Segment: Homebuilding revenue decreased by 4.3% for the fiscal year ended September 30, 2018 compared to the prior fiscal year due to an 11.6% decrease in closings, partially offset by an 8.3% increase in ASP. Homebuilding gross profit decreased by $6.9 million over the same period due to a decline in homebuilding revenue and lower homebuilding gross margin, which decreased from 20.5% in the prior fiscal year to 20.0% in fiscal 2018. The decrease was primarily attributable to the Indianapolis market, which achieved lower margins due to year-over-year changes in product and community mix. The $0.8 million decrease in operating income resulted from the aforementioned decrease in gross profit, partially offset by a year-over-year decline in G&A costs and a decrease in commissions expense on lower homebuilding revenue. In addition, the prior year included a $2.7 million write-off of a deposit on a legacy land investment, whereas there was no such charge incurred during the current year.

Southeast Segment: Homebuilding revenue increased by 11.0% for the fiscal year ended September 30, 2018 compared to the prior fiscal year due to a 2.2% increase in closings, primarily driven by the Atlanta market due to the Venture Homes acquisition, and an 8.7% increase in ASP, offset by the loss of a number of closings due to the disruption from Hurricane Florence. Compared to the prior fiscal year, homebuilding gross profit increased by $0.9 million due to the increase in homebuilding revenue offset by a decrease in gross margin, from 20.2% in fiscal 2017 to 18.3% in fiscal 2018. The decrease in gross margin was driven by the geographic mix of closings between our markets and a $1.0 million impairment on a formerly land held asset. The $8.0 million year-over-year decrease in operating income resulted from the previously discussed decline in homebuilding gross profit, higher G&A costs due to growth in the segment, and a $3.2 million impairment of a land held for sale asset in the Atlanta market (see Note 5 of the notes to our consolidated financial statements in this Form 10-K for discussion of impairment activity).
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest and capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2018, corporate and unallocated net costs increased by $3.5 million over the prior fiscal year. The increase was primarily due to higher corporate costs incurred due to (1) business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults; (2) an increase in loss on extinguishment of debt due to the management of our debt portfolio; and (3) a $2.1 million write-off of capitalized interest and indirect costs related to the impairment of a land held for sale asset; partially offset by (4) an increase in the proportion of interest and indirect costs capitalized to inventory within our respective operating segments, resulting in a decrease to interest expense not qualified for capitalization.
Fiscal year ended September 30, 2017 as compared to 2016
West Segment: Homebuilding revenue increased 4.1% for the fiscal year ended September 30, 2017 compared to our prior fiscal year, primarily due to a 3.3% year-over-year increase in ASP. In addition, closings increased by 0.8% versus the prior year in this segment, led by gains in our Las Vegas and Sacramento markets, where closings grew more than 50%, partially offset by our Houston market, due to a lower community count and weather-related conditions in our fiscal fourth quarter. Our homebuilding gross profit increased by $17.0 million, compared to the prior fiscal year, mainly due to an increase in homebuilding gross margin from 20.7% to 21.9% and an increase in homebuilding revenue. Excluding the impairment recorded during the current fiscal year on one community in our West segment, homebuilding gross margin would have increased from 21.6% in the prior fiscal year to 22.1%. Operating income rose $10.8 million, driven by the aforementioned increase in homebuilding gross profit, partially offset by a decrease in land sales and a $2.2 million decrease in other gross profit year-over-year.
East Segment: Homebuilding revenue increased 5.6% for the fiscal year ended September 30, 2017 compared to our prior fiscal year, primarily due to a 4.9% increase in ASP. In addition, closings increased 0.7%, driven primarily by our Indianapolis market, where we continue to build our community count, offset by our Maryland market, where community count has declined slightly and less emphasis was placed in the current year on building and closing spec homes than in the prior year. As compared to the prior fiscal year, our homebuilding gross profit increased by $19.7 million, related to a higher homebuilding gross margin, which climbed from 17.7% in the prior fiscal year to 20.5% in our fiscal 2017, as well as the aforementioned increase in homebuilding revenue. Excluding the impairment and abandonment charges recorded, homebuilding gross margin would have increased from 18.9% in fiscal 2016 to 20.5% in fiscal 2017. This increase in gross margin is attributable to the shift of closings between markets, as well as margin improvement in the majority of the divisions in this segment, particularly Indianapolis and Nashville, due to our pricing strategies resulting from favorable market conditions and community mix. The $16.0 million increase in operating income resulted from the increase in gross profit, as previously discussed, offset by a year-over-year increase in G&A costs, driven by a charge of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed noncollectible during the current fiscal year.
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
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time to time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of September 30, 2018, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, cash from operations; proceeds from Senior Notes, our Secured Revolving Credit Facility (the Facility), and other bank borrowings; the issuance of equity and equity-linked securities; and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
Cash and cash equivalents changed as follows for the periods presented:

(In thousands)	2018	2017	2016
Cash provided by operating activities	$30,288	$95,909	$163,025
Cash used in investing activities	(74,148)	(13,783)	(12,694)
Cash used in financing activities	(107,501)	(20,793)	(197,539)
Net (decrease) increase in cash and cash equivalents	$(151,361)	$61,333	$(47,208)
Operating Activities
Net cash provided by operating activities was $30.3 million for the fiscal year ended September 30, 2018 compared to $95.9 million for the fiscal year ended September 30, 2017. Our primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land and land development spending. Net cash provided by operating activities was driven primarily by income from continuing operations before income taxes of $49.4 million, which included $34.2 million of non-cash charges, and a $43.3 million decrease in non-inventory working capital balances, partially offset by a net increase in inventory of $95.8 million resulting from land acquisition, land development, and house construction spending to support future growth. This net increase in inventory excludes the initial cash paid to acquire inventory from Venture Homes, which is included in investing cash flows due to our treatment of the acquisition as a business combination (refer to "Investing Activities" below for discussion of the cash flow impact of the Venture Homes acquisition; also refer to Note 2 of the notes to our consolidated financial statements for additional details regarding the Venture Homes acquisition).
Net cash provided by operating activities during the fiscal year ended September 30, 2017 was $95.9 million compared to $163.0 million for the fiscal year ended September 30, 2016. The decline in cash provided by operations was driven primarily by the $446.4 million spent on land and land development activities, an increase of $109.5 million, or 32.5%, compared to our prior fiscal year, offset by our year-over-year increase in earnings after adjustment for non-cash items. The increase in earnings was driven by higher revenue from additional closings and an elevated ASP. The increase in land and land development spending positions us to grow our community count in future years as compared to fiscal 2016 when we limited land spending to generate cash to complete our $157.0 million in debt reduction.

Investing Activities
Net cash used in investing activities was $74.1 million for fiscal year 2018 compared to $13.8 million in fiscal 2017 and $12.7 million in fiscal 2016. The use of cash from investing activities in 2018 was primarily due to the acquisition of Venture Homes as well as capital expenditures for model homes (refer to Note 2 of the notes to our consolidated financial statements included in this Form 10-K for discussion of the Venture Homes acquisition). For both fiscal 2017 and fiscal 2016, net cash used in investing activities was primarily driven by capital expenditures for model homes, partially offset by the receipt of proceeds from the sale of fixed assets and the return of capital from unconsolidated entities.
Financing Activities
Net cash used in financing activities of $107.5 million for the fiscal year ended September 30, 2018 was significantly higher than the prior fiscal year, primarily due to the repayment of certain debt issuances (including our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2027, offset by the proceeds received from the issuance of Senior Notes due 2027 (refer to Note 8 of the notes to our consolidated financial statements included in this Form 10-K, as well as discussion below). Net cash used in financing activities during the fiscal year ended September 30, 2017 was $20.8 million, primarily due to the repayment of certain debt issuances (including our 2021 Senior Notes, the then outstanding Term Loan, and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2025, offset by the proceeds received from the issuance of Senior Notes due 2025. Net cash used in financing activities for the fiscal year ended September 30, 2016 was $197.5 million, primarily due to the repayment of certain debt issuances, partially offset by proceeds received from the issuance new debt, net of debt issuance costs paid as we completed the $157.0 million in debt reduction.
Financial Position
As of September 30, 2018, our liquidity position consisted of the following:

•	$139.8 million in cash and cash equivalents;

•	$200.0 million of remaining capacity under the Facility (subsequent to September 30, 2018, we further increased the capacity of the Facility by $10.0 million to $210.0 million); and

•	$13.4 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
While we believe we possess sufficient liquidity, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to operate and grow our business. We expect to be able to meet our liquidity needs in fiscal 2019 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a period-to-period basis.
Debt
During the current fiscal year, we redeemed the following debt issuances, which resulted in a net reduction of our outstanding debt of $96.4 million after considering the issuances described below: (1) our Senior Notes due June 2019 (the 2019 Notes), which had a balance of $321.4 million as of the beginning of the current fiscal year; and (2) $175.0 million of our Senior Notes due February 2023 (the 2023 Notes), which had a balance of $199.8 million as of the beginning of the current fiscal year. Additionally, we redeemed $1.5 million of loans secured by real estate during the fiscal year. These redemptions resulted in a loss on the extinguishment of debt of $27.8 million.
In October 2017, we issued and sold $400.0 million aggregate principal amount of 5.875% unsecured Senior Notes due October 2027 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2027 Notes). The proceeds from the 2027 Notes were principally used to fund the repayment of $225.0 million of our 2019 Notes and $175.0 million of our 2023 Notes. Interest on the 2027 Notes is payable semi-annually, beginning on April 15, 2018. The 2027 Notes will mature on October 15, 2027. We may redeem the 2027 Notes at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. For additional details and the redemption features of the 2027 Notes, see Note 8 of the notes to our consolidated financial statements in this Form 10-K.

We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which had a total and available capacity of $200.0 million as of September 30, 2018. Subsequent to September 30, 2018, the Company executed a Fifth Amendment to the Facility. The Fifth Amendment extends the termination date of the Facility from February 15, 2020 to February 15, 2021, increases the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $200.0 million to $210.0 million, and reduces the applicable margin by 50 basis points.
We have also entered into a number of stand-alone, cash-secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $10.4 million of outstanding letters of credit under these facilities, secured with cash collateral that is maintained in restricted accounts totaling $9.2 million.
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions, or otherwise. We may also seek to expand our business through acquisition, which may be funded through cash, additional debt, or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 8 of the notes to the consolidated financial statements in this Form 10-K for more information related to our borrowings.
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
Stock Repurchases and Dividends Paid
The Company did not repurchase any shares in the open market during the fiscal years ended September 30, 2018, 2017, or 2016. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2018, 2017, or 2016.
Off-Balance Sheet Arrangements
As of September 30, 2018, we controlled 24,188 lots. We owned 17,515, or 72.4%, of these lots and 6,673, or 27.6%, of these lots were under option contracts with land developers and land bankers, which generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $72.2 million as of September 30, 2018. The total remaining purchase price, net of cash deposits, committed under all options was $383.2 million as of September 30, 2018. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. As of September 30, 2018, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the consolidated financial statements in this Form 10-K for additional information.
Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2018:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes, term loan, junior subordinated notes, and other secured notes payable (a)	$1,279,694	$4,087	$—	$524,834	$750,773
Interest commitments under senior notes, term loan, junior subordinated notes, and other secured notes payable (b)	529,475	90,804	181,503	112,855	144,313
Obligations related to lots under option	383,150	230,323	115,440	29,882	7,505
Operating leases	16,830	4,624	7,343	4,024	839
Uncertain tax positions (c)	—	—	—	—	—
Total	$2,209,149	$329,838	$304,286	$671,595	$903,430
(a) For a listing of our borrowings, refer to Note 8 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2018.
(c) Due to the uncertainty of the timing of settlement with tax authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 13 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits as of September 30, 2018.
We had outstanding performance bonds of approximately $237.8 million as of September 30, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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

Inventory Valuation - Projects in Progress
Our homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest, and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct, and close all of the homes in a typical community. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
When conducting our community level review for the recoverability of our homebuilding inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specified threshold. In our experience, this threshold represents a level of profitability that may be an indicator of conditions that would require an asset impairment but does not necessitate that such an impairment is warranted without additional analysis. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than ten homes remaining to close are subjected to substantial additional financial and operational analyses and reviews that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
Our qualitative competitive market analyses include site visits to new home communities of our competitors and written community-level competitive assessments. A competitive assessment consists of a comparison of our specific community with its competitor communities, considering square footage of homes offered, amenities offered within the homes and the communities, location, transportation availability, and school districts, among other relevant attributes. In addition, we review the pace of monthly home sales of our competitor communities in relation to our specific community. We also review other factors, such as the target buyer and the macro-economic characteristics that impact the performance of our asset, including unemployment and the availability of mortgage financing, among other things. Based on this qualitative competitive market analysis, adjustments to our sales prices may be required in order to make our communities competitive. We incorporate these adjusted prices in our quantitative analysis for the specific community.
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
There is uncertainty associated with preparing the undiscounted cash flow analyses because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important input to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciation, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve expected future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules, and relate to those achieved by our competitors for the specific communities.

If the aggregate undiscounted cash flows from our quantitative analyses are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, and the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence, and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value. The carrying value of assets in communities that were previously impaired and continue to be classified as projects in progress is not increased for future estimates of increases in fair value in future reporting periods.
Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rates, the timing and amount of the estimated future cash flows, and discount rates, it is reasonably possible that actual results could differ from the estimates used in our impairment analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions, including decreased sales prices, a change in sales prices, or changes in absorption estimates based on current market conditions, management's assumptions relative to future results could lead to additional impairments in certain communities during any given period. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if market conditions deteriorate.
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
•the property is being actively marketed at a reasonable sales price relative to its current fair value; and
•it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.
Additionally, in certain circumstances, such as a change in strategy, management will re-evaluate the best use of an asset that is currently being accounted for as held for development. In such instances, management will review, among other things, the current and projected competitive circumstances of the community, including the level of supply of new and used inventory, the level of sales absorptions by us and our competition, the level of sales incentives required, and the number of owned lots remaining in the community. If, based on this review, we believe that the best use of the asset is the sale of all or a portion of the asset in its current condition, then all or portions of the community are accounted for as held for sale if the foregoing criteria have been met as of the end of the applicable reporting period.
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
Homebuilding Revenue and Costs
Revenue from the sale of a home is recognized when the closing has occurred and the risk of ownership has transferred to the buyer. All associated homebuilding costs, some of which must be estimated, are charged to cost of sales in the period when the revenue from home closings is recognized. Homebuilding costs include land and land development costs (based on an allocation of such costs, including costs to complete the development, which are subject to estimation), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest, and estimated warranty costs. Sales commissions owed to internal sales personnel and external brokers are also recognized as expense when the closing occurs. All other costs are expensed as incurred.
Warranty Reserves
We currently provide a limited warranty ranging from one to two years covering workmanship and materials per our defined quality standards. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
Since we subcontract our homebuilding work to other companies whose agreements generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, including that they provide us with a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.
Warranty reserves are included in other liabilities on our consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate any claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix, and other data in estimating our warranty reserves. In addition, our analysis also factors in the existence of any non-recurring or community-specific warranty matters that might not be contemplated in our historical data and trends. The cost of material non-recurring or community-specific warranty matters is often separately estimated based on management's judgment of the ultimate cost of repair for that specific issue. As a result of our analyses, we adjust our estimated warranty liabilities on a quarterly basis. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 9 of notes to the consolidated financial statements in this Form 10-K. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.
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
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance on substantially all of our deferred tax assets. Each period, we evaluated the continued need for the valuation allowance based on extensive quantitative and qualitative factors, a process that requires significant estimates to be made. As of September 30, 2015, we determined that it was appropriate to release a substantial portion of our valuation allowance, generating a non-cash tax benefit. As of September 30, 2018, we determined that it was appropriate to release an additional portion of our valuation allowance, also generating a non-cash tax benefit. We considered positive evidence including, most importantly, our current earnings profile, as well as evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong order backlog, and sufficient balance sheet liquidity to sustain and grow operations. We also considered negative evidence that had caused us to record the valuation allowance. Management continues to reassess the realizability of our deferred tax assets each reporting period and, in future periods, we may reduce the remaining portion of our valuation allowance or re-establish it based on our ongoing analysis. This ongoing analysis will continue to be based on our actual financial performance over an estimated “look-back” period, our expectation of future performance based on detailed forecasts, as well as a variety of qualitative factors. These analyses, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could be very different from actual results.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2018, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these variable-rate issuances would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2018 was $1.10 billion, compared to a carrying value of $1.16 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.10 billion to $1.15 billion as of September 30, 2018.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$139,805	$292,147
Restricted cash	13,443	12,462
Accounts receivable (net of allowance of $378 and $330, respectively)	24,647	36,323
Income tax receivable	—	88
Owned inventory	1,692,284	1,542,807
Investments in unconsolidated entities	4,035	3,994
Deferred tax assets, net	213,955	307,896
Property and equipment, net	20,843	17,566
Goodwill and other intangible assets, net	9,751	—
Other assets	9,339	7,712
Total assets	$2,128,102	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$126,432	$103,484
Other liabilities	126,389	107,659
Total debt (net of premium of $2,640 and $3,413, respectively, and debt issuance costs of $14,336 and $14,800, respectively)	1,231,254	1,327,412
Total liabilities	1,484,075	1,538,555
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 33,522,046 issued and outstanding and 33,515,768 issued and outstanding, respectively)	34	34
Paid-in capital	880,025	873,063
Accumulated deficit	(236,032)	(190,657)
Total stockholders’ equity	644,027	682,440
Total liabilities and stockholders’ equity	$2,128,102	$2,220,995

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2018	2017	2016
Total revenue	$2,107,133	$1,916,278	$1,822,114
Home construction and land sales expenses	1,755,619	1,600,969	1,509,625
Inventory impairments and abandonments	6,499	2,445	15,282
Gross profit	345,015	312,864	297,207
Commissions	81,002	74,811	70,460
General and administrative expenses	168,658	161,906	153,628
Depreciation and amortization	13,807	14,009	13,794
Operating income	81,548	62,138	59,325
Equity in income of unconsolidated entities	34	371	131
Loss on extinguishment of debt	(27,839)	(12,630)	(13,423)
Other expense, net	(4,305)	(15,230)	(24,330)
Income from continuing operations before income taxes	49,438	34,649	21,703
Expense from income taxes	94,484	2,696	16,498
(Loss) income from continuing operations	(45,046)	31,953	5,205
Loss from discontinued operations, net of tax	(329)	(140)	(512)
Net (loss) income	$(45,375)	$31,813	$4,693
Weighted-average number of shares:
Basic	32,141	31,952	31,798
Diluted	32,141	32,426	31,803
Basic (loss) income per share:
Continuing operations	$(1.40)	$1.00	$0.16
Discontinued operations	(0.01)	—	(0.01)
Total	$(1.41)	$1.00	$0.15
Diluted (loss) income per share:
Continuing operations	$(1.40)	$0.99	$0.16
Discontinued operations	(0.01)	—	(0.01)
Total	$(1.41)	$0.99	$0.15

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2015	32,661	$33	$857,553	$(227,163)	$630,423
Net income and comprehensive income	—	—	—	4,693	4,693
Amortization of nonvested stock awards	—	—	7,959	—	7,959
Shares issued under employee stock plans, net	491	—	—	—	—
Forfeiture of restricted stock	(64)	—	—	—	—
Common stock redeemed	(17)	—	(222)	—	(222)
Balance as of September 30, 2016	33,071	$33	$865,290	$(222,470)	$642,853
Net income and comprehensive income	—	—	—	31,813	31,813
Amortization of nonvested stock awards	—	—	8,164	—	8,164
Exercises of stock options	2	—	24	—	24
Shares issued under employee stock plans, net	536	1	—	—	1
Forfeiture of restricted stock	(61)	—	—	—	—
Common stock redeemed	(32)	—	(415)	—	(415)
Balance as of September 30, 2017	33,516	$34	$873,063	$(190,657)	$682,440
Net loss and comprehensive loss	—	—	—	(45,375)	(45,375)
Amortization of nonvested stock awards	—	—	10,258	—	10,258
Exercises of stock options	8	—	64	—	64
Shares issued under employee stock plans, net	443	—	—	—	—
Forfeiture of restricted stock	(216)	—	—	—	—
Common stock redeemed	(229)	—	(3,378)	—	(3,378)
Other activity	—	—	18	—	18
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(45,375)	$31,813	$4,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,807	14,009	13,794
Stock-based compensation expense	10,258	8,159	7,959
Inventory impairments and abandonments	6,949	2,445	15,282
Deferred and other income tax expense	93,935	678	15,903
Write-off of deposit on legacy land investment	—	2,700	—
Gain on sale of fixed assets	(351)	(294)	(957)
Change in allowance for doubtful accounts	48	(24)	(698)
Equity in income of unconsolidated entities and marketable securities	(127)	(401)	(143)
Cash distributions of income from unconsolidated entities	331	171	165
Non-cash loss on extinguishment of debt	3,289	3,677	4,978
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	11,875	16,927	(149)
Decrease in income tax receivable	88	204	127
(Increase) decrease in inventory	(95,809)	41,911	129,028
(Increase) in other assets	(1,300)	(168)	(471)
Increase (decrease) in trade accounts payable	17,492	(690)	(9,365)
Increase (decrease) in other liabilities	15,178	(25,208)	(17,121)
Net cash provided by operating activities	30,288	95,909	163,025
Cash flows from investing activities:
Capital expenditures	(17,020)	(12,440)	(12,219)
Proceeds from sale of fixed assets	370	297	2,624
Acquisition, net of cash acquired	(57,253)	—	—
Investments in unconsolidated entities	(421)	(3,261)	(4,241)
Return of capital from unconsolidated entities and marketable securities	176	1,621	1,142
Net cash used in investing activities	(74,148)	(13,783)	(12,694)
Cash flows from financing activities:
Repayment of debt	(497,915)	(265,483)	(828,221)
Proceeds from issuance of new debt	400,000	250,000	642,150
Repayment of borrowings from credit facility	(225,000)	(25,000)	(90,000)
Borrowings from credit facility	225,000	25,000	90,000
Debt issuance costs	(6,272)	(4,919)	(11,246)
Other changes	(3,314)	(391)	(222)
Net cash used in financing activities	(107,501)	(20,793)	(197,539)
(Decrease) increase in cash, cash equivalents, and restricted cash	(151,361)	61,333	(47,208)
Cash, cash equivalents, and restricted cash at beginning of period	304,609	243,276	290,484
Cash, cash equivalents, and restricted cash at end of period	$153,248	$304,609	$243,276
See accompanying notes to consolidated financial statements.

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
 Basis of Presentation and Consolidation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and present the consolidated financial position, income, comprehensive income, stockholders' equity, and cash flows of Beazer Homes USA, Inc. and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Our net loss is equivalent to our comprehensive loss, so we have not presented a separate statement of comprehensive loss.
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented (see Note 20 for a further discussion of our discontinued operations).
Our fiscal year 2018 began on October 1, 2017 and ended on September 30, 2018. Our fiscal year 2017 began on October 1, 2016 and ended on September 30, 2017. Our fiscal year 2016 began on October 1, 2015 and ended on September 30, 2016.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Business Combinations
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations, by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations in the reporting period such adjustments are made. Significant judgment is often required in estimating the fair value of assets acquired, particularly inventory and intangible assets. These estimates and assumptions are based on historical experience, information obtained from the management of the acquired companies, and the Company’s judgment about the significant assumptions that market participants would use when determining fair value.
On July 13, 2018, the Company acquired substantially all of the assets, operations, and certain assumed liabilities of Venture Homes ("Venture"), a leading private homebuilder in the Atlanta market, for a purchase price of $60.6 million, net of cash acquired. As of September 30, 2018, $57.3 million of the purchase price had been paid, net of cash acquired, with the remaining $3.3 million due during the first quarter of fiscal 2019. The acquired assets consisted of more than 1,100 total owned or controlled lots within 27 single-family communities in the greater Atlanta metropolitan area. The acquired lots included a backlog of 48 homes and 6 model homes. The acquired assets and liabilities were recorded at their estimated fair values and resulted in inventory of $56.0 million, goodwill and other intangible assets of $9.8 million, and other assets of $0.6 million as well as accounts payable of $5.5 million and other liabilities of $0.2 million. The acquisition of Venture Homes was not material to our results of operations or financial condition.

The purchase price accounting reflected above is preliminary and is based on estimates and assumptions that are subject to change within the measurement period, which is generally up to one year from the acquisition date pursuant to ASC 805. The purchase price allocation of Venture Homes is provisional pending completion of the fair value analysis of acquired assets and assumed liabilities.
Acquired inventories consisted of both acquired land and work in process inventories. We determined the estimate of fair value for acquired land inventory with the assistance of a third-party appraiser using, as applicable, a discounted cash flow approach for the development, marketing, and sale of each community acquired and a market approach based on comparable sales of finished lots. Significant valuation assumptions included future per lot land development, direct construction, and overhead costs as well as average sales prices and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete development and selling activities. As of the acquisition date, the stage of production ranged from recently started lots to fully completed single family residences.
Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2018, the majority of our cash and cash equivalents were invested in highly marketable securities, or were on deposit with major banks. These assets were valued at par and had no withdrawal restrictions. The underlying investments of these funds were U.S. Government and U.S. Government Agency obligations or high-quality marketable securities. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 8).
Accounts Receivable
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
Inventory
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
Land Not Owned Under Option Agreements
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

If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of cash deposits already paid, to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as land not owned under option agreement. Consolidation of these VIEs has no impact on the Company’s statements of operations or cash flows.
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
Property and Equipment
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets from the businesses that we acquire. Goodwill will be evaluated for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators are present or changes in circumstances suggest that impairment may exist. For reporting units with goodwill, we assess goodwill for impairment by comparing the carrying value of the reporting unit to its estimated fair value. The Company's entire goodwill balance as of September 30, 2018 is related to the Venture acquisition and resides within our Southeast reportable segment.
Other Assets
Our other assets principally include prepaid expenses and assets related to our deferred compensation plan (refer to Note 15 for a discussion of our deferred compensation plan).
Other Liabilities
Our other liabilities principally include accrued warranty expense, accrued interest on our outstanding borrowings, customer deposits, income tax liabilities and other accruals related to our operations. Refer to Note 12 for a detail of our other liabilities.

Income Taxes
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
Revenue Recognition and Classification of Costs
Revenue and related profit are recognized by us at the time of the closing of a sale, when title to and possession of the property, as well as risk of loss, are transferred to the buyer.
Sales discounts and incentives include items such as cash discounts, discounts on options included in the home, option upgrades (such as upgrades for cabinetry, countertops and flooring) and seller-paid financing or closing costs. In addition, from time to time, we may also provide homebuyers with retail gift certificates and/or other nominal retail merchandise. All sales incentives other than cash discounts are recognized as a cost of selling the home and are included in home construction expense in our consolidated statements of operations. Cash discounts are accounted for as a reduction in the sales price of the home, thereby decreasing the amount of revenue we recognize on that closing.
Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 1.3% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expense as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.
Advertising costs related to continuing operations of $17.6 million, $17.5 million, and $19.2 million for our fiscal years 2018, 2017 and 2016, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses.
Fair Value Measurements
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
Stock-Based Compensation
We use the Black-Scholes model to value our stock option grants. Other stock-based awards with only performance conditions granted to employees are valued based on the market price of the common stock on the date of the grant. Stock-based awards with market conditions granted to employees are valued using the Monte Carlo valuation method. Any portion of our stock-based awards that can be settled in cash is initially valued based on the market price of the underlying common stock on the date of the grant, and is adjusted to fair value until vested and recorded as a liability on our consolidated balance sheets. On the date of grant, we estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow. Compensation cost arising from all stock-based compensation awards is recognized as expense using the straight-line method over the vesting period and is included in G&A in our consolidated statements of operations. See Note 16 for additional discussion of our stock-based compensation.

Recent Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires entities to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for us for fiscal annual and interim periods beginning October 1, 2018, and, at that time, we expect to adopt the new standard under the modified retrospective approach. We have substantially completed our evaluation of the impact of adopting the new revenue standard. Based on our assessment, we do not expect the adoption of ASU 2014-09 to have a material impact on our financial statements. In addition, we do not expect significant changes to our business processes, systems, or internal controls as a result of adopting the standard.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to record most leases on their balance sheets. The timing and classification of lease-related expenses for lessees will depend on whether a lease is determined to be an operating lease or a finance lease using updated criteria within ASU 2016-02. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Regardless of lease type, the lessee will recognize a right-of-use asset, representing the right to use the identified asset during the lease term, and a related lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the current lease accounting rules. ASU 2016-02 also requires significantly enhanced disclosures around an entity's leases and the related accounting. The guidance within ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements (ASU 2018-11), which provides an optional transition method to apply the requirements of the new lease standard through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on October 1, 2019 using the optional transition method. We continue to evaluate the impact of ASU 2016-02 on our consolidated financial statements. However, a large majority of our leases are for office space, which we have determined will be treated as operating leases under ASU 2016-02. As such, we anticipate recording a right-of-use asset and related lease liability for these leases, but we do not expect our expense recognition pattern to change. Therefore, we do not anticipate any significant change to our statements of operations or cash flows as a result of adopting ASU 2016-02.
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
Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. This change will allow an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, thus reducing the cost and complexity of evaluating goodwill for impairment. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and disclosures.
Income Taxes. In December 2017, the Securities and Exchange Commission Staff issued SAB 118, which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act (Tax Act). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company adopted the guidance of SAB 118 as of December 31, 2017. As of September 30, 2018, we have completed our analysis of the impacts of the Tax Act under SAB 118 with immaterial differences to our provisional amounts previously recorded. Refer to Note 13 for additional information on the Tax Act and the impact to our financial statements.

Fair Value Measurements. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework (ASU 2018-13). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the impact of adopting the updated provisions.
Internal Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of our total cash balances between our consolidated balance sheets and our consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$—	$14,651	$8,265
Supplemental disclosure of cash activity:
Interest payments (b)	$95,857	$100,125	$131,730
Income tax payments	607	1,616	1,420
Tax refunds received	162	351	201
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$139,805	$292,147	$228,871
Restricted cash	13,443	12,462	14,405
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$153,248	$304,609	$243,276
(a) For the fiscal year ended September 30, 2018, we did not have any non-cash land acquisitions. For the fiscal year ended September 30, 2017, non-cash land acquisitions were comprised of $6.3 million related to non-cash seller financing and $8.4 million in lot takedowns from one of our unconsolidated land development joint ventures. For the fiscal year ended September 30, 2016, non-cash land acquisitions were comprised of lot takedowns from one of our unconsolidated land development joint ventures.
(b) Elevated interest payments made during our fiscal 2016 were due to early redemption of certain of our outstanding debt obligations; refer to Note 8.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of September 30, 2018, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2018 and September 30, 2017:

(In thousands)	September 30, 2018	September 30, 2017
Beazer’s investment in unconsolidated entities	$4,035	$3,994
Total equity of unconsolidated entities	10,113	11,811
Total outstanding borrowings of unconsolidated entities	12,266	15,797
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Income from unconsolidated entity activity	$375	$371	$131
Impairment of unconsolidated entity investment	(341)	—	—
Total equity in income of unconsolidated entities	$34	$371	$131
For the fiscal year ended September 30, 2018, we recorded a $0.3 million impairment charge in the consolidated statements of operations related to an investment in an unconsolidated entity. No impairments for unconsolidated entities were recorded during the fiscal years ended September 30, 2017 and 2016.
Guarantees. Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2018 and September 30, 2017, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During our fiscal years ended September 30, 2018 and 2017, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of September 30, 2018, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of September 30, 2018 and September 30, 2017:

(In thousands)	September 30, 2018	September 30, 2017
Homes under construction	$476,752	$419,312
Development projects in progress	907,793	785,777
Land held for future development	83,173	112,565
Land held for sale	7,781	17,759
Capitalized interest	144,645	139,203
Model homes	72,140	68,191
Total owned inventory	$1,692,284	$1,542,807
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 240 (with a cost of $84.8 million) and 171 (with a cost of $52.6 million) substantially completed homes that were not subject to a sales contract (spec homes) as of September 30, 2018 and 2017, respectively.
Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2). These assets are recorded at the lower of the carrying value or fair value less costs to sell.
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress but excludes land held for future development and land held for sale (see Note 6 for additional information on capitalized interest).
Total owned inventory by reportable segment is presented in the table below as of September 30, 2018 and September 30, 2017:

(In thousands)	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2018
West Segment	$763,453	$58,125	$—	$821,578
East Segment	280,761	14,077	4,580	299,418
Southeast Segment	358,126	10,971	3,177	372,274
Corporate and unallocated (b)	198,990	—	24	199,014
Total	$1,601,330	$83,173	$7,781	$1,692,284
September 30, 2017
West Segment	$673,828	$87,231	$3,848	$764,907
East Segment	250,002	14,391	11,578	275,971
Southeast Segment	301,268	10,943	1,233	313,444
Corporate and unallocated (b)	187,385	—	1,100	188,485
Total	$1,412,483	$112,565	$17,759	$1,542,807
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment. Land held for sale amount includes parcels held by our discontinued operations.

Inventory Impairments
When conducting our community level review for the recoverability of inventory related to projects in progress, we establish a quarterly “watch list” comprised of communities that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. We also include in our watch list communities with recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than ten homes remaining to close are subjected to substantial additional financial and operational analysis and review that considers the competitive environment and other factors contributing to gross margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it is prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets, in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the year ended September 30, 2018, there were four communities that were included in our watch list that required further analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis led to an impairment charge of $1.0 million for one of these communities, principally due to a reduction in price taken that is other than temporary based on current competitive and market dynamics. For the year ended September 30, 2017, there were two communities on our watch list that required further analysis. This additional analysis led to an impairment charge of $1.7 million for one of these communities, principally due to a reduction in price taken at each community that is other than temporary based on current competitive and market dynamics.
The table below summarizes the results of our undiscounted cash flow analyses by reportable segment, where applicable, for the periods ended September 30, 2018 and 2017 (the years that such analyses were required):

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	Number of Communities on Watch List (b)	Number of Communities (c)	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (d)
Year Ended September 30, 2018
West	2	—	$—	—%
Southeast	2	2	4,360	99.0%
Corporate and unallocated (e)	—	—	1,307	N/A (f)
Total	4	2	$5,667
Year Ended September 30, 2017
West	4	2	$15,801	94.4%
Southeast	2	—	—	—%
Corporate and unallocated (e)	—	—	3,337	N/A (f)
Total	6	2	$19,138
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
(f) N/A - not applicable.

The following table presents, by reportable segment, details of the impairment charges taken on projects in progress for the periods presented:

($ in thousands)	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
Year Ended September 30, 2018
Southeast	1	25	$793	$1,312
Corporate and unallocated (a)	—	—	212	—
Total	1	25	$1,005	$1,312
Year Ended September 30, 2017
West	1	46	$1,625	$3,791
Corporate and unallocated (a)	—	—	68	—
Total	1	46	$1,693	$3,791
Year Ended September 30, 2016
West	2	213	$6,729	$16,345
East	1	78	5,894	18,073
Corporate and unallocated (a)	—	—	1,101	—
Total	3	291	$13,724	$34,418
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities we impaired during the periods presented:

	Fiscal Year Ended September 30,
Unobservable Inputs	2018	2017
Average selling price (in thousands)	$356	$405
Closings per community per month	1 - 6	1 - 4
Discount rate	15.11%	12.83%
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

The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Projects in Progress:
West	$—	$1,625	$6,729
East	—	—	5,894
Southeast	793	—	—
Corporate and unallocated (a)	212	68	1,101
Total impairment charges on projects in progress	$1,005	$1,693	$13,724
Land Held for Sale:
West	$—	$94	$119
East	168	470	280
Southeast	3,218	—	371
Corporate and unallocated (a)	2,108	—	—
Total impairment charges on land held for sale	$5,494	$564	$770
Abandonments:
East	$—	$188	$—
Southeast	—	—	788
Total abandonments charges	$—	$188	$788
Total continuing operations	$6,499	$2,445	$15,282
Discontinued Operations:
Land Held for Sale	$450	$—	$—
Total discontinued operations	$450	$—	$—
Total impairment and abandonment charges	$6,949	$2,445	$15,282
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
Lot Option Agreements and Variable Interest Entities (VIE)
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
The following table provides a summary of our interests in lot option agreements as of September 30, 2018 and September 30, 2017:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation
As of September 30, 2018
Unconsolidated lot option agreements	$72,191	$383,150
As of September 30, 2017
Unconsolidated lot option agreements	$91,854	$408,300

(6) Interest
Our ability to capitalize interest incurred during the fiscal years ended September 30, 2018, 2017, and 2016 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Capitalized interest in inventory, beginning of period	$139,203	$138,108	$123,457
Interest incurred	103,880	105,551	119,360
Capitalized interest impaired	(1,961)	(56)	(710)
Interest expense not qualified for capitalization and included as other expense (a)	(5,325)	(15,636)	(25,388)
Capitalized interest amortized to home construction and land sales expenses (b)	(91,152)	(88,764)	(78,611)
Capitalized interest in inventory, end of period	$144,645	$139,203	$138,108
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
(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2018 and September 30, 2017:

(In thousands)	September 30, 2018	September 30, 2017
Model furnishings and sales office improvements	$28,311	$28,589
Information systems	13,183	14,326
Furniture, fixtures and office equipment	9,332	10,971
Leasehold improvements	4,388	3,698
Property and equipment, gross	55,214	57,584
Less: Accumulated Depreciation	(34,371)	(40,018)
Property and equipment, net	$20,843	$17,566
(8) Borrowings
As of September 30, 2018 and September 30, 2017, we had the following debt, net of premium/discounts and unamortized debt issuance costs:

(In thousands)	Maturity Date	September 30, 2018	September 30, 2017
5 3/4% Senior Notes	June 2019	$—	$321,393
8 3/4% Senior Notes	March 2022	500,000	500,000
7 1/4% Senior Notes	February 2023	24,834	199,834
6 3/4% Senior Notes	March 2025	250,000	250,000
5 7/8% Senior Notes	October 2027	400,000	—
Unamortized debt premium, net		2,640	3,413
Unamortized debt issuance costs		(14,336)	(14,800)
Total Senior Notes, net		1,163,138	1,259,840
Junior Subordinated Notes (net of unamortized accretion of $36,770 and $38,837, respectively)	July 2036	64,003	61,937
Other Secured Notes Payable	Various Dates	4,113	5,635
Total debt, net		$1,231,254	$1,327,412

As of September 30, 2018, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
(In thousands)
2019	$4,087
2020	—
2021	—
2022	500,000
2023	24,834
Thereafter	750,773
Total	$1,279,694
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
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real property. We also pledged approximately $951.5 million of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of September 30, 2018, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $200.0 million. As of September 30, 2017, no borrowings were outstanding under the Facility; however, $34.7 million in letters of credit were outstanding, resulting in a remaining capacity of $145.3 million The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of September 30, 2018, we were in compliance with all such covenants.
In October 2018, the Company executed a Fifth Amendment to the Facility, extending the termination date of the Facility from February 15, 2020 to February 15, 2021 and increasing the maximum aggregate amount of commitments under the Facility, including borrowings and letters of credit, from $200.0 million to $210.0 million. For a further discussion of the Fifth Amendment, refer to Note 22.
Letter of Credit Facilities
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2018 and September 30, 2017, we had letters of credit outstanding under these additional facilities of $10.4 million and $10.8 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of September 30, 2018, the total stated amount of performance letters of credit issued under the reimbursement agreement was $27.7 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $30.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of September 30, 2018.
In September 2018, we redeemed our outstanding 5.75% unsecured Senior Notes due June 2019 for $98.2 million using cash on hand, resulting in a loss on extinguishment of debt of $1.9 million, of which $0.1 million was a non-cash write-off of debt issuance and discount costs and $1.8 million was debt extinguishment costs. As a result, the Company terminated, cancelled, and discharged all of its obligations under the 2019 Notes. The retirement of the 2019 and 2027 Notes in fiscal 2018 resulted in an aggregate loss on extinguishment of debt of $27.8 million for the year ended September 30, 2018.
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
During fiscal 2017, we redeemed our Senior Notes due 2021 and the remaining balance on our term loan, mainly by utilizing the proceeds received from the 2025 Notes issued during the current fiscal year, which is discussed above, as well as cash on hand. This debt repurchase activity resulted in a loss on extinguishment of debt of $15.6 million for the year ended September 30, 2017.

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
Callable at any time on or after February 1, 2018 at a redemption price equal to 103.625% of the principal amount; on or after February 1, 2019, callable at a redemption price equal to 102.417% of the principal amount; on or after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount; on or after February 1, 2021, callable at 100% of the principal amount plus, in each case, accrued and unpaid interest

6 3/4% Senior Notes	March 2017	March 2025
Callable at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after March 15, 2020, callable at a redemption price equal to 105.063% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 103.375% of the principal amount; on or after March 15, 2022, callable at a redemption price equal to 101.688% of the principal amount; on or after March 15, 2023, callable at a redemption price equal to 100% of the principal amount, plus, in each case, accrued and unpaid interest

5 7/8% Senior Notes	October 2017	October 2027
Callable at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after October 15, 2022, callable at a redemption price equal to 102.938% of the principal amount; on or after October 15, 2023, callable at a redemption price equal to 101.958% of the principal amount; on or after October 15, 2024, callable at a redemption price equal to 100.979% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 100% of the principal amount, plus, in each case, accrued and unpaid interest

Junior Subordinated Notes
Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.79% as of September 30, 2018 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2018, the unamortized accretion was $36.8 million and will be amortized over the remaining life of the notes. As of September 30, 2018, we were in compliance with all covenants under our Junior Subordinated Notes.
Other Secured Notes Payable
We periodically acquire land through the issuance of notes payable. As of September 30, 2018 and September 30, 2017, we had outstanding notes payable of $4.1 million and $5.6 million, respectively, primarily related to land acquisitions. These secured notes payable have varying expiration dates in 2019, have a weighted-average fixed interest rate of 1.56% as of September 30, 2018 and are secured by the real estate to which they relate.
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
Warranty Reserves
We currently provide a limited warranty ranging from one to two years covering workmanship and materials per our defined quality standards. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
Our homebuilding work is performed by subcontractors who typically must agree to indemnify us with regard to their work and provide certificates of insurance demonstrating that they have met our insurance requirements and have named us as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors. In addition, we maintain insurance coverage related to our construction efforts that can result in recoveries of warranty and construction defect costs above certain specified limits.
Warranty reserves are included in other liabilities within the consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in the consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed. Management assesses the adequacy of warranty reserves each reporting period based on historical experience and the expected costs to remediate potential claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. Such analysis considers market specific factors such as warranty experience, the number of home closings, the prices of homes, product mix, and other data in estimating warranty reserves. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends. While estimated warranty liabilities are adjusted each reporting period based on the results of our quarterly analyses, we may not accurately predict actual warranty costs, which could lead to significant changes in the reserve.
Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Balance at beginning of period	$18,091	$39,131	$27,681
Accruals for warranties issued (a)	13,755	14,215	13,835
Changes in liability related to warranties existing in prior periods (b)	(2,401)	4,807	53,109
Payments made (b)	(14,114)	(40,062)	(55,494)
Balance at end of period	$15,331	$18,091	$39,131
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.
(b) Changes in liability related to warranties existing and payments made in all periods are elevated in 2017 and 2016 due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).
Florida Water Intrusion Issues
In the latter portion of our fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). Through September 30, 2018, we cumulatively recorded charges related to these issues of $85.0 million.
Warranty reserves related to the Florida stucco issues decreased during the current fiscal year by $0.6 million but increased by $5.2 million during the prior year. As of September 30, 2018, 707 homes have been identified as likely to require repairs, of which 685 homes have been repaired. We made payments related to the Florida stucco issues of $2.4 million during the current fiscal year. This amount included payments on fully repaired homes and homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $1.7 million as of September 30, 2018 compared to $4.7 million as of September 30, 2017. These accruals are included in the overall warranty liabilities detailed above.

Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that the ultimate magnitude of our liability may change as additional information is obtained. Certain visual and other inspections of the homes that could be subject to defect often do not reveal the severity or extent of the defects, which can only be discovered once we receive a homeowner call and begin repairs. The current fiscal year charges were impacted by additional insurance recoveries; for a discussion of the amounts we have already recovered or anticipate recovering from our insurers, refer to the “Insurance Recoveries” section below.
In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurer, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our consolidated financial statements as of September 30, 2018. Any amounts recovered from our subcontractors related to homes closed during policy years for which we have exceeded the deductible in our insurance policies would be remitted to our insurers, while recoveries in other policy years would be retained by us.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred above a specified threshold for each period covered. We have surpassed these thresholds for certain policy years, particularly those that cover most of the homes impacted by the water intrusion issues discussed above. As such, beginning with the first quarter of fiscal 2015, we expect a substantial majority of additional costs for warranty work on homes within these policy years to be reimbursed by our insurers. For two policy years, our exposure has exceeded the insurance claim limit for one division under our first layer of coverage; however, we are claiming and recovering additional amounts under our excess insurance coverage.
Warranty expense beyond the thresholds set in our insurance policies was recorded related to homes impacted by the Florida stucco issues as well as other various warranty issues that are in excess of our insurance thresholds. We adjust our insurance receivable balance each quarter to reflect our estimate of future costs to be incurred subject to recoveries from insurers. Insurance receivables decreased by $0.2 million during fiscal 2018 and increased by $4.8 million in fiscal 2017 to reflect the amounts deemed probable of receiving. The changes to our insurance receivables offset the current fiscal year movements in our reserve related to the Florida stucco issues. The recoveries recorded during fiscal 2016 were $3.6 million greater than the underlying expense related to the Florida stucco issues, as we began to recover more costs than initially anticipated. The remaining insurance recovery amount for the year ended September 30, 2016 beyond the Florida stucco issues related to expenditures for warranty issues that were individually immaterial but were also in excess of our insurance thresholds.
Amounts recorded for anticipated insurance recoveries are reflected within consolidated statements of operations as a reduction of home construction expenses. Amounts not yet received from our insurer were recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable within the consolidated balance sheets.
Amounts still to be recovered under our insurance policies will vary based on whether expected additional warranty costs are actually incurred for periods for which our threshold has already been met. As a result, we anticipate the balance of our established receivable for insurance recoveries to fluctuate for potential future reimbursements as well as the amounts ultimately owed to us from our insurer.
Additionally, we entered into agreements with our third-party insurer during fiscal 2016 to resolve certain issues related to the extent of our insurance coverage for multiple policy years. These agreements resulted in our recognition of $15.5 million in further insurance recoveries (in addition to those discussed above), which was recorded within our consolidated statements of operations as a reduction of our home construction expenses.
Litigation
From time to time, we receive claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for no cost or for amounts that are not material to our consolidated financial statements. At present there are no such claims outstanding; however, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations, or cash flows. As of September 30, 2018, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.

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
We have an accrual of $3.7 million and $3.9 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of September 30, 2018 and 2017, respectively.
We had outstanding letters of credit and performance bonds of approximately $38.1 million and $237.8 million, respectively, as of September 30, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the fiscal year ended September 30, 2018, we recorded $1.0 million in impairments on projects in process, impairments on land held for sale of $5.9 million, and impairments on an investment in an unconsolidated entity of $0.3 million. During the fiscal year ended September 30, 2017, we recorded impairments on projects in process of $1.7 million and impairments related to land held for sale of $0.6 million. During the fiscal year ended September 30, 2016, we recorded impairments on projects in process of $13.7 million and impairments related to land held for sale of $0.8 million.
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter.

The following table presents the period-end balances of our assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

(In thousands)	Level 1	Level 2	Level 3		Total
Year Ended September 30, 2018
Deferred compensation plan assets (a)	$—	$1,578	$—		$1,578
Development projects in progress (b)	—	—	1,312	(c)	1,312
Land held for sale (b)	—	—	1,724	(c)	1,724
Unconsolidated entity investments (b)	—	—	80		80
Year Ended September 30, 2017
Deferred compensation plan assets (a)	$—	$1,114	$—		$1,114
Development projects in progress (b)	—	—	3,791	(c)	3,791
Land held for sale (b)	—	—	325	(c)	325
Year Ended September 30, 2016
Deferred compensation plan assets (a)	$—	$765	$—		$765
Development projects in progress (b)	—	—	34,418	(c)	34,418
Land held for sale (b)	—	—	19,973		19,973
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
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of September 30, 2018 and September 30, 2017:

	As of September 30, 2018		As of September 30, 2017
(In thousands)	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,163,138	$1,096,214	$1,259,840	$1,355,657
Junior Subordinated Notes	64,003	64,003	61,937	61,937
Total	$1,227,141	$1,160,217	$1,321,777	$1,417,594
(a) Carrying amounts are net of unamortized debt premium/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).

(11) Operating Leases
We are obligated under various noncancelable operating leases for our office facilities and equipment. Rental expense under these agreements, which is included in G&A in our consolidated statements of operations, amounted to approximately $4.8 million, $4.9 million, and $4.7 million for the fiscal years ended September 30, 2018, 2017, and 2016, respectively. This rental expense excludes expense related to our discontinued operations, which is not material in any period presented. Additionally, sublease income received in all periods presented was not material. As of September 30, 2018, future minimum lease payments under noncancelable operating lease agreements are as follows:

Fiscal Year Ended September 30,
(In thousands)
2019	$4,624
2020	4,017
2021	3,326
2022	2,381
2023	1,643
Thereafter	839
Total	$16,830
(12) Other Liabilities
Other liabilities consisted of the following as of September 30, 2018 and September 30, 2017:

(In thousands)	September 30, 2018	September 30, 2017
Accrued bonus and deferred compensation	$41,508	$36,753
Accrued warranty expenses	15,331	18,091
Customer deposits	14,903	11,704
Accrued interest	14,401	11,024
Litigation accrual	3,656	3,899
Income tax liabilities	710	811
Other	35,880	25,377
Total	$126,389	$107,659
(13) Income Taxes
Our expense from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Current federal	$57	$—	$—
Current state	512	859	595
Deferred federal (a)	102,082	1,625	5,574
Deferred state (a) (b)	(8,167)	212	10,329
Total	$94,484	$2,696	$16,498
(a) Fiscal 2018 federal deferred expense is primarily driven by the remeasurement of our deferred tax asset at the newly enacted 21.0% federal tax rate, partially offset by the release of the remaining valuation allowance on our federal deferred tax assets. Fiscal 2018 state benefit is primarily driven by the release of valuation allowance in certain operating jurisdictions; refer to discussion below titled “Valuation Allowance.”
(b) Fiscal 2016 expense includes $8.6 million of additional valuation allowance on our state deferred tax assets due to a number of changes to the legal forms of our operating entities. This additional valuation allowance was for states that did not have a valuation allowance release in 2018. Refer to the discussion below titled “Valuation Allowance” for additional details.

The expense from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Income tax computed at statutory rate	$12,112	$12,052	$7,596
State income taxes, net of federal benefit	111	1,287	4,974
Deferred rate change	110,071	—	(678)
(Decrease) increase in valuation allowance - other (a) (b) (c)	(27,370)	(3,482)	6,457
Changes for uncertain tax positions	598	(685)	(40)
Stock based compensation	—	741	—
Permanent differences	2,133	496	400
Tax credits	(3,174)	(7,460)	(2,134)
Other, net	3	(253)	(77)
Total	$94,484	$2,696	$16,498
(a) For fiscal 2016, amount includes $8.6 million of additional valuation allowance on our state deferred tax assets due to a number of changes to the legal forms of our operating entities; refer to discussion below titled “Valuation Allowance.”
(b) For fiscal 2017, amount includes a $3.5 million release of the valuation allowance on our state deferred tax assets due to changes in our state net operating loss estimates; refer to discussion below titled “Valuation Allowance.”
(c) For fiscal 2018, amount includes a $27.4 million release of the valuation allowance on our federal and state deferred tax assets; refer to discussion below titled “Valuation Allowance.” Due to our fiscal year end, our fiscal provision was calculated using a blended 24.5% federal tax rate. The increase in permanent differences in fiscal 2018 compared to the prior fiscal year was largely driven by the limits on deductibility for executive compensation for current year incentive awards and anticipated limitations on unvested stock awards due to the enactment of the Tax Cuts and Jobs Act.
The principal differences between our effective tax rate and the U.S. federal statutory rate relate to state taxes, changes in our valuation allowance and tax credits.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2018 and September 30, 2017:

(In thousands)	September 30, 2018	September 30, 2017
Deferred tax assets:
Federal and state tax carryforwards	$196,702	$293,298
Inventory adjustments	29,565	59,507
Incentive compensation	11,959	19,043
Warranty and other reserves	6,350	6,140
Property, equipment and other assets	2,123	3,247
Other	734	1,785
Uncertain tax positions	734	1,332
Total deferred tax assets	248,167	384,352
Deferred tax liabilities:
Deferred revenues	—	(11,297)
Total deferred tax liabilities	—	(11,297)
Net deferred tax assets before valuation allowance	248,167	373,055
Valuation allowance (a)	(34,212)	(65,159)
Net deferred tax assets	$213,955	$307,896

(a) For fiscal 2018, amount includes a $27.4 million release of the valuation allowance on our federal and state deferred tax assets. For fiscal 2017, amount includes a $3.5 million release of the valuation allowance on our state deferred tax assets due to changes in our state operating loss estimates; refer to discussion below titled “Valuation Allowance.”
The Tax Cuts and Jobs Act (Tax Act) is comprehensive tax reform legislation that was enacted by the U.S. government on December 22, 2017. The Tax Act includes significant changes to the Internal Revenue Code, including a reduction in the corporate tax rate from 35.0% to 21.0%. Due to our fiscal year end, our fiscal 2018 provision was calculated using a blended 24.5% federal tax rate. The Tax Act contained additional changes that will impact our taxable income determinations, including, but not limited to, elimination of the corporate alternative minimum tax and a mechanism for refunding existing alternative minimum tax credits, and limitations on the deductibility of certain executive compensation. Although these provisions are not applicable until our fiscal 2019, we have recognized the impacts of the reduced federal tax rate and anticipated limitations on the deductibility of executive compensation in our fiscal 2018 provision. As of September 30, 2018, we have completed our analysis of the impacts of the Tax Act under SAB 118 with immaterial differences to our provisional amounts previously recorded.
As of September 30, 2018, our gross deferred tax assets above included $133.2 million for federal net operating loss carryforwards, $39.6 million for state net operating loss carryforwards, $9.6 million for an alternative minimum tax credit and $17.7 million for general business credits. The net operating loss carryforwards expire at various dates through 2033, and the general business credits expire at various dates through 2038. The alternative minimum tax credit has an unlimited carryforward period. We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Because the five-year period has expired, we have determined the actual impact and final classification of those amounts, which are properly reflected in the amounts presented above. The actual realization of our deferred tax assets is difficult to predict and is dependent on future events.
We recognized income tax expense from continuing operations of $94.5 million in our fiscal 2018, compared to income tax expense from continuing operations of $2.7 million and $16.5 million in our fiscal 2017 and fiscal 2016, respectively. The income tax expense in our fiscal 2018 primarily resulted from income in the current year and the remeasurement of our deferred tax asset at a lower 21% federal tax rate, partially offset by the additional release of valuation allowance and the generation of additional federal tax credits. The income tax expense in our fiscal 2017 primarily resulted from income in the current year, offset by the generation of federal tax credits and an additional benefit resulting from changes to our valuation allowance due to changes in our state net operating loss estimates. In fiscal 2016, our income tax expense primarily resulted from income generated in the fiscal year, offset by the generation of federal tax credits. Due to the effects of changes in our valuation allowance on our deferred tax balance and changes in our unrecognized tax benefits, our effective tax rates in fiscal 2018, 2017, and 2016 are not meaningful metrics, as our income tax amounts were not directly correlated to the amount of our pretax income for those periods.
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
During fiscal 2016, we contemplated various tax planning strategies based on our operations profile. This planning resulted in a restructuring effort immediately following the close of our fiscal 2016, where we executed certain tax elections and a number of changes to the legal forms of our operating entities, which significantly reduced our income profile in certain state jurisdictions going forward. The restructuring reduced our effective tax rate in fiscal 2017 to an amount that is in-line with our peers, through a significant reduction in our state effective tax rate. In addition, the restructure provides cash tax savings in various jurisdictions where we no longer have significant state loss carryforwards available. In conjunction with the restructure, we also evaluated our ability to realize certain state components of our deferred tax asset. Given this change, we evaluated both positive and negative evidence, including consideration of a change in expected future taxable earnings in the separate state jurisdictions that will be impacted by the restructuring. Based on those evaluations, we recorded an additional $8.6 million in valuation allowance during the quarter ended September 30, 2016 for state deferred tax assets we concluded are no longer more likely than not to be realized.

During fiscal 2017, we recorded additional impacts related to our tax elections and changes in legal form as further determinations were made throughout the year. These impacts included changes to our apportionment and deferred balances by jurisdiction, as well as changes to our uncertain tax positions. As a result, we recorded a decrease of $3.5 million in valuation allowance during the quarter ended September 30, 2017 for changes in our expected state net operating loss utilization due to changes in our uncertain tax positions.
In fiscal 2018, we concluded that it was more likely than not that all of our federal tax attributes and additional portions of our state tax assets would be realized over their remaining recovery periods. This conclusion was based on an evaluation of all relevant evidence, both positive and negative, that would impact our ability to realize our deferred tax assets. The positive evidence included continued improvements in our pre-tax earnings profile, recent acquisitions and community count growth in future years, tax planning strategies, and increases to our future taxable income due to the enactment of the Tax Cuts and Jobs Act. The negative evidence included a number of factors within the homebuilding industry, notably recent market related impacts to costs of production, labor constraints, mortgage interest rate forecasts, and the position of the current housing cycle. We continue to maintain levels of backlog and community count to support our expectations of future profitability. During the current fiscal year, the Company completed its plan to repurchase portions of its outstanding debt, which altered its debt maturity and interest rate profile through new issuances and redemptions of prior issuances. The change in the Company's debt portfolio will create future interest expense savings that further support its estimates of future profitability. As of September 30, 2018, the Company will have to cumulatively generate approximately $768.0 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2038.
The valuation allowance of $34.2 million as of September 30, 2018 remains on various state attributes for which the Company has concluded it is not more likely than not that these attributes would be realized at that time.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Balance at beginning of year	$3,804	$4,541	$4,721
Additions for (reductions in) tax positions related to current year	—	61	(180)
Additions for tax positions related to prior years	—	2,611	—
Reductions in tax positions of prior years	—	(2,273)	—
Lapse of statute of limitations	(310)	(1,136)	—
Balance at end of year	$3,494	$3,804	$4,541
If we were to recognize our $3.5 million of gross unrecognized tax benefits remaining as of September 30, 2018, substantially all would impact our effective tax rate. Additionally, we had $1.3 thousand and $1.4 thousand of accrued interest and penalties as of September 30, 2018 and 2017, respectively. Our income tax expense includes tax-related interest.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of September 30, 2018, it is reasonably possible that $21.6 thousand of our uncertain tax positions will reverse within the next twelve months.
(14) Stockholders' Equity
Preferred Stock
We currently have no shares of preferred stock outstanding.
Common Stock
As of September 30, 2018, we had 63,000,000 shares of common stock authorized and 33,522,046 shares both issued and outstanding.

Common Stock Repurchases
During our fiscal 2018, 2017, and 2016, we did not repurchase any shares of our common stock in the open market. Any future stock repurchases, to the extent allowed by our existing debt covenants, must be approved by the Company's Board of Directors or its Finance Committee.
During our fiscal 2018, 2017, and 2016, 229,191, 32,035, and 16,779 shares of our common stock, respectively, were surrendered to us by employees as payment of minimum tax obligations upon the vesting of restricted stock awards under our stock incentive plans. We valued the surrendered stock at the market price on the date of surrender for an aggregate value of approximately $3.4 million in fiscal 2018, $0.4 million in fiscal 2017, and $0.2 million in fiscal 2016.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2018, 2017, or 2016.
Section 382 Rights Agreement
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
(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
We sponsor a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest immediately, while the Company's contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2018, 2017, and 2016 were approximately $3.3 million, $3.0 million, and $2.6 million, respectively. During fiscal 2018, 2017, and 2016, participants forfeited $0.7 million, $0.6 million, and $0.4 million, respectively, of unvested matching contributions.
Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $1.6 million and $1.1 million and deferred compensation liabilities of $4.6 million and $3.8 million as of September 30, 2018, and 2017, respectively, are included in other assets and other liabilities on our consolidated balance sheets, and are recorded at fair value. For the years ended September 30, 2018, 2017, and 2016, we contributed approximately $0.2 million, $0.3 million, and $0.2 million, respectively, to the DCP in the form of voluntary contributions.

(16) Stock-Based Compensation
During fiscal 2014, we adopted, and our stockholders approved, the 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). Following adoption of the 2014 Plan, shares available for grant under our 2010 Equity Incentive Plan (the 2010 Plan) remain available for grant in accordance with the terms of that plan. However, there are no more shares available for future issuance under our Amended and Restated 1999 Stock Incentive Plan (the 1999 Plan). We issue new shares upon the exercise of stock options and the vesting of restricted stock awards. In cases of forfeitures and shares returned to us for taxes, those shares are returned to the share pool for future issuance. As of September 30, 2018, we had approximately 2.6 million shares of common stock for issuance under our various equity incentive plans, of which approximately 2.1 million shares are available for future grants.
Our total stock-based compensation expense is included in G&A expenses in our consolidated statements of operations and recognized using the straight-line method over the vesting period. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Stock options expense	$225	$274	$534
Restricted stock awards expense	10,033	7,885	7,425
Before tax stock-based compensation expense	10,258	8,159	7,959
Tax benefit	(2,622)	(2,917)	(2,832)
After tax stock-based compensation expense	$7,636	$5,242	$5,127
Stock Options
We have issued stock options to officers and key employees under the 2014 Plan, the 2010 Plan, and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant, and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options generally expire on the seventh or eighth anniversary from the date such options were granted, depending on the terms of the award.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of September 30, 2018, the intrinsic value of our stock options outstanding, vested and expected to vest, vested and exercisable were $0.1 million, $0.1 million, and $0.1 million, respectively. As of September 30, 2018 and September 30, 2017, there was $0.2 million and $0.3 million, respectively, of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2018 is expected to be recognized over a weighted-average period of 1.8 years.
During fiscal 2016, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (EOP). This program is available to all full-time employees, other than our senior leadership team, and is designed to enable employees to share in potential price appreciation of the Company's stock. The EOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying stock is purchased. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the EOP is limited to 100,000, of which 3,950 options were granted through the end of fiscal 2018.

During the year ended September 30, 2018, we issued 25,230 stock options, including those issued under the EOP, each for one share of the Company's stock. These stock options typically vest ratably over three years from the date of grant, or two years from the date of grant if issued under the EOP. We used the following valuation assumptions for stock options granted for the periods presented:

	Fiscal Year Ended September 30,
	2018	2017	2016
Expected life of options	5.0 years	5.4 years	4.9 years
Expected volatility	44.71%	50.10%	46.49%
Expected dividends	—	—	—
Weighted-average risk-free interest rate	2.10%	1.85%	1.36%
Weighted-average fair value	$8.30	$5.83	$4.03
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
Activity related to stock options for the periods presented is as follows:

	2018		2017		2016
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	593,753	$14.76	672,669	$16.49	643,907	$18.13
Granted	25,230	19.99	29,410	12.50	125,449	9.19
Exercised	(8,411)	7.52	(2,313)	10.80	—	—
Expired	(61,967)	23.19	(84,976)	28.45	(86,606)	19.70
Cancelled	—	—	(480)	23.65	—	—
Forfeited	(15,553)	10.46	(20,557)	11.97	(10,081)	10.98
Outstanding at end of period	533,052	$14.26	593,753	$14.76	672,669	$16.49
Exercisable at end of period	479,538	$14.03	476,606	$15.91	503,594	$17.76
Vested or expected to vest in the future	533,052	$14.26	585,186	$14.83	672,669	$16.49
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price
$1 - $10	152,004	2.6	$9.77	152,004	2.6	$9.77
$11 - $15	207,451	3.2	13.33	177,617	2.7	13.37
$16 - $20	173,597	3.7	19.30	149,917	3.1	19.12
$1 - $20	533,052	3.2	$14.26	479,538	2.8	$14.03
Information pertaining to the intrinsic value of options exercised and the fair market value of options that vested is below:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Intrinsic value of options exercised	$76	$13	$—
Fair market value of options vested	$296	$482	$681

Restricted Stock Awards
The fair value of each restricted stock award with market conditions is estimated on the date of grant using the Monte Carlo valuation method. The fair value of restricted stock awards without market conditions is based on the market price of the Company's common stock on the date of grant. If applicable, the cash-settled component of any awards granted to employees is accounted for as a liability, which is adjusted to fair value each reporting period until vested.
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2018 and September 30, 2017, there was $8.8 million and $8.8 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2018 is expected to be recognized over a weighted-average period of 1.8 years.
We have issued restricted stock awards to officers and key employees under both the 2014 Plan and the 2010 Plan. During fiscal 2018, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.
Performance-Based Restricted Stock Awards
During the year ended September 30, 2018, we issued 165,085 shares of performance-based restricted stock (2018 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2018 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2018 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $22.40 per share on the date of grant.
A Monte Carlo valuation model requires the following inputs: (1) the expected dividend yield on the underlying stock; (2) the expected price volatility of the underlying stock; (3) the risk-free interest rate for the period corresponding with the expected term of the award; and (4) the fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo valuation model to determine the fair value as of the grant date for performance-based restricted stock granted in each of the fiscal years ended. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.

	Fiscal Year Ended September 30,
	2018	2017	2016
Expected volatility	21.1% - 61.2%	32.6% - 66.0%	29.9% - 151.2%
Risk-free interest rate	1.81%	1.30%	1.21%
Dividend yield	—	—	—
Grant-date stock price	$20.50	$12.51	$14.24
Each performance share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Any 2018 Performance Shares earned in excess of the target number of 165,085 may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of these shares that do not vest at the end of the period will be forfeited.
The performance criteria of the 2016 Performance Share grant was satisfied as of September 30, 2018. Based on the actual performance level achieved, 309,843 performance-based restricted stock awards from the 2016 Performance Share grant will cliff vest at the end of the three-year vesting period on November 23, 2018. Of the total $4.8 million compensation cost related to these awards, we have recognized $1.3 million, $2.3 million, and $1.0 million during the fiscal years ended September 30, 2018, 2017, and 2016, respectively. The remaining $0.2 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2019.

Time-Based Restricted Stock Awards
During the year ended September 30, 2018, we also issued 277,165 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Year Ended September 30, 2018
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	668,766	$15.72	872,181	$16.47	1,540,947	$16.15
Granted	165,085	22.40	277,165	18.98	442,250	20.26
Vested	—	—	(690,922)	17.38	(690,922)	17.38
Forfeited	(189,066)	18.98	(26,641)	17.02	(215,707)	18.74
End of period	644,785	$16.47	431,783	$16.60	1,076,568	$16.53

	Year Ended September 30, 2017
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	448,693	$16.71	807,124	$17.52	1,255,817	$17.23
Granted	263,696	13.60	271,855	12.50	535,551	13.04
Vested	—	—	(189,029)	15.52	(189,029)	15.52
Forfeited	(43,623)	13.11	(17,769)	14.08	(61,392)	13.39
End of period	668,766	$15.72	872,181	$16.47	1,540,947	$16.15

	Year Ended September 30, 2016
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	252,022	$16.34	704,261	$18.97	956,283	$18.27
Granted	231,624	15.43	259,819	14.04	491,443	14.69
Vested	—	—	(127,993)	18.58	(127,993)	18.58
Forfeited	(34,953)	5.51	(28,963)	16.78	(63,916)	10.62
End of period	448,693	$16.71	807,124	$17.52	1,255,817	$17.23

(17) Earnings Per Share
Basic (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares outstanding during the period. Diluted (loss) income per share adjusts the basic (loss) income per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted (loss) income per share for the periods presented:

	Fiscal Year Ended September 30,
(In thousands, except per share data)	2018	2017	2016
Numerator:
(Loss) income from continuing operations	$(45,046)	$31,953	$5,205
Loss from discontinued operations, net of tax	(329)	(140)	(512)
Net (loss) income	$(45,375)	$31,813	$4,693

Denominator:
Basic weighted-average shares	32,141	31,952	31,798
Dilutive effect of restricted stock awards	—	433	5
Dilutive effect of stock options	—	41	—
Diluted weighted-average shares (1)	32,141	32,426	31,803

Basic (loss) income per share:
Continuing operations	$(1.40)	$1.00	$0.16
Discontinued operations	(0.01)	—	(0.01)
Total	$(1.41)	$1.00	$0.15

Diluted (loss) income per share:
Continuing operations	$(1.40)	$0.99	$0.16
Discontinued operations	(0.01)	—	(0.01)
Total	$(1.41)	$0.99	$0.15
(1) The following potentially dilutive shares were excluded from the calculation of diluted (loss) income per share as a result of their anti-dilutive effect. Due to the reported net loss for the year ended September 30, 2018, all common stock equivalents were excluded from the computation of diluted loss per share for fiscal year 2018 because inclusion would have resulted in anti-dilution.

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Stock options	533	319	693
Time-based restricted stock	432	—	770
Performance-based restricted stock	645	—	—

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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Revenue
West	$1,014,803	$853,230	$827,907
East	524,563	551,422	526,949
Southeast	567,767	511,626	467,258
Total revenue	$2,107,133	$1,916,278	$1,822,114

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Operating income (a)
West	$142,310	$110,600	$99,835
East (b)	57,372	58,191	42,205
Southeast (c)	45,950	53,905	49,250
Segment total	245,632	222,696	191,290
Corporate and unallocated (d)	(164,084)	(160,558)	(131,965)
Total operating income	$81,548	$62,138	$59,325

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Depreciation and amortization
West	$7,062	$7,207	$6,086
East	2,619	2,927	3,173
Southeast	3,053	2,564	2,451
Segment total	12,734	12,698	11,710
Corporate and unallocated (d)	1,073	1,311	2,084
Total depreciation and amortization	$13,807	$14,009	$13,794
(a) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).

(b) Operating income for our East segment for the year ended September 30, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed uncollectible.
(c) Operating income for our Southeast segment for the year ended September 30, 2016 was impacted by unexpected warranty costs related to the Florida stucco issues, net of expected insurance recoveries. This impact was a credit of $3.6 million in fiscal 2016.
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
The following table contains our capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Capital Expenditures
West	$8,152	$7,086	$6,570
East	2,234	2,474	2,441
Southeast	3,112	2,539	2,747
Corporate and unallocated	3,522	341	461
Total capital expenditures	$17,020	$12,440	$12,219
The following table contains our asset balance by segment as of September 30, 2018 and 2017:

(In thousands)	September 30, 2018	September 30, 2017
Assets
West	$835,230	$779,964
East	335,474	298,532
Southeast	414,685	331,618
Corporate and unallocated (a)	542,713	810,881
Total assets	$2,128,102	$2,220,995
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects and other items that are not allocated to the segments.
(19) Supplemental Guarantor Information
As discussed in Note 8, the Company's obligations to pay principal, premium, if any, and interest under certain debt agreements are guaranteed on a joint and several basis by substantially all of its subsidiaries. Some immaterial subsidiaries do not guarantee the Senior Notes. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following financial information presents the line items of the Company's consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2018

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$93,875	$45,355	$575	$—	$139,805
Restricted cash	10,921	2,522	—	—	13,443
Accounts receivable (net of allowance of $378)	—	24,647	—	—	24,647
Income tax receivable	—	—	—	—	—
Owned inventory	—	1,692,284	—	—	1,692,284
Investments in unconsolidated entities	773	3,262	—	—	4,035
Deferred tax assets, net	213,955	—	—	—	213,955
Property and equipment, net	—	20,843	—	—	20,843
Investments in subsidiaries	645,086	—	—	(645,086)	—
Intercompany	922,525	—	2,304	(924,829)	—
Goodwill and other intangible assets, net	—	9,751	—	—	9,751
Other assets	694	8,626	19	—	9,339
Total assets	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$126,432	$—	$—	$126,432
Other liabilities	14,357	111,906	126	—	126,389
Intercompany	2,304	922,525	—	(924,829)	—
Total debt (net of premium/discount and debt issuance costs)	1,227,141	4,113	—	—	1,231,254
Total liabilities	1,243,802	1,164,976	126	(924,829)	1,484,075
Stockholders’ equity	644,027	642,314	2,772	(645,086)	644,027
Total liabilities and stockholders’ equity	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2017

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$283,191	$15,393	$724	$(7,161)	$292,147
Restricted cash	11,001	1,461	—	—	12,462
Accounts receivable (net of allowance of $330)	—	36,322	1	—	36,323
Income tax receivable	88	—	—	—	88
Owned inventory	—	1,542,807	—	—	1,542,807
Investments in unconsolidated entities	773	3,221	—	—	3,994
Deferred tax assets, net	307,896	—	—	—	307,896
Property and equipment, net	—	17,566	—	—	17,566
Investments in subsidiaries	808,067	—	—	(808,067)	—
Intercompany	606,168	—	2,337	(608,505)	—
Other assets	599	7,098	15	—	7,712
Total assets	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$103,484	$—	$—	$103,484
Other liabilities	11,229	96,189	241	—	107,659
Intercompany	2,337	613,329	—	(615,666)	—
Total debt (net of discount and debt issuance costs)	1,321,777	5,635	—	—	1,327,412
Total liabilities	1,335,343	818,637	241	(615,666)	1,538,555
Stockholders’ equity	682,440	805,231	2,836	(808,067)	682,440
Total liabilities and stockholders’ equity	$2,017,783	$1,623,868	$3,077	$(1,423,733)	$2,220,995

Beazer Homes USA, Inc.
Consolidating Statements of Operations Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2018
Total revenue	$—	$2,107,133	$83	$(83)	$2,107,133
Home construction and land sales expenses	91,132	1,664,570	—	(83)	1,755,619
Inventory impairments and abandonments	1,961	4,538	—	—	6,499
Gross (loss) profit	(93,093)	438,025	83	—	345,015
Commissions	—	81,002	—	—	81,002
General and administrative expenses	—	168,536	122	—	168,658
Depreciation and amortization	—	13,807	—	—	13,807
Operating (loss) income	(93,093)	174,680	(39)	—	81,548
Equity in income of unconsolidated entities	—	34	—	—	34
Loss on extinguishment of debt	(27,839)	—	—	—	(27,839)
Other (expense) income, net	(5,323)	1,046	(28)	—	(4,305)
(Loss) income before income taxes	(126,255)	175,760	(67)	—	49,438
(Benefit) expense from income taxes	(93,714)	188,217	(19)	—	94,484
Equity in loss of subsidiaries	(12,505)	—	—	12,505	—
Loss from continuing operations	(45,046)	(12,457)	(48)	12,505	(45,046)
Loss from discontinued operations, net of tax	—	(312)	(17)	—	(329)
Equity in loss of subsidiaries	(329)	—	—	329	—
Net loss	$(45,375)	$(12,769)	$(65)	$12,834	$(45,375)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2017
Total revenue	$—	$1,916,278	$107	$(107)	$1,916,278
Home construction and land sales expenses	88,764	1,512,312	—	(107)	1,600,969
Inventory impairments and abandonments	56	2,389	—	—	2,445
Gross (loss) profit	(88,820)	401,577	107	—	312,864
Commissions	—	74,811	—	—	74,811
General and administrative expenses	—	161,804	102	—	161,906
Depreciation and amortization	—	14,009	—	—	14,009
Operating (loss) income	(88,820)	150,953	5	—	62,138
Equity in income of unconsolidated entities	—	371	—	—	371
Loss on extinguishment of debt	(12,630)	—	—	—	(12,630)
Other (expense) income, net	(15,635)	429	(24)	—	(15,230)
(Loss) income before income taxes	(117,085)	151,753	(19)	—	34,649
(Benefit) expense from income taxes	(42,564)	45,266	(6)	—	2,696
Equity in income of subsidiaries	106,474	—	—	(106,474)	—
Income (loss) from continuing operations	31,953	106,487	(13)	(106,474)	31,953
Loss from discontinued operations, net of tax	—	(115)	(25)	—	(140)
Equity in loss of subsidiaries	(140)	—	—	140	—
Net income (loss)	$31,813	$106,372	$(38)	$(106,334)	$31,813

Beazer Homes USA, Inc.
 Consolidating Statements of Operations Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2016
Total revenue	$—	$1,822,114	$156	$(156)	$1,822,114
Home construction and land sales expenses	77,941	1,431,840	—	(156)	1,509,625
Inventory impairments and abandonments	710	14,572	—	—	15,282
Gross (loss) profit	(78,651)	375,702	156	—	297,207
Commissions	—	70,460	—	—	70,460
General and administrative expenses	—	153,524	104	—	153,628
Depreciation and amortization	—	13,794	—	—	13,794
Operating (loss) income	(78,651)	137,924	52	—	59,325
Equity in income of unconsolidated entities	—	131	—	—	131
Loss on extinguishment of debt	(13,423)	—	—	—	(13,423)
Other (expense) income, net	(25,388)	1,061	(3)	—	(24,330)
(Loss) income before income taxes	(117,462)	139,116	49	—	21,703
(Benefit) expense from income taxes	(70,126)	86,605	19	—	16,498
Equity in income of subsidiaries	52,541	—	—	(52,541)	—
Income from continuing operations	5,205	52,511	30	(52,541)	5,205
Loss from discontinued operations, net of tax	—	(503)	(9)	—	(512)
Equity in loss of subsidiaries	(512)	—	—	512	—
Net income	$4,693	$52,008	$21	$(52,029)	$4,693

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2018
Net cash (used in) provided by operating activities	$(25,713)	$56,153	$(152)	$—	$30,288
Cash flows from investing activities:
Capital expenditures	—	(17,020)	—	—	(17,020)
Proceeds from sale of fixed assets	—	370	—	—	370
Cash used for business acquisition, net of cash acquired	—	(57,253)	—	—	(57,253)
Investments in unconsolidated entities	—	(421)	—	—	(421)
Return of capital from unconsolidated entities	—	176	—	—	176
Advances to/from subsidiaries	(56,182)	—	3	56,179	—
Net cash (used in) provided by investing activities	(56,182)	(74,148)	3	56,179	(74,148)
Cash flows from financing activities:
Repayment of debt	(497,915)	—	—	—	(497,915)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Repayment of borrowing from credit facility	(225,000)	—	—	—	(225,000)
Borrowing from credit facility	225,000	—	—	—	225,000
Debt issuance costs	(6,272)	—	—	—	(6,272)
Other financing activities	(3,314)	—	—	—	(3,314)
Advances to/from subsidiaries	—	49,018	—	(49,018)	—
Net cash (used in) provided by financing activities	(107,501)	49,018	—	(49,018)	(107,501)
(Decrease) increase in cash and cash equivalents	(189,396)	31,023	(149)	7,161	(151,361)
Cash, cash equivalents and restricted cash at beginning of period	294,191	16,855	724	(7,161)	304,609
Cash, cash equivalents and restricted cash at end of period	$104,795	$47,878	$575	$—	$153,248

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2017
Net cash (used in) provided by operating activities	$(74,046)	$170,129	$(174)	$—	$95,909
Cash flows from investing activities:
Capital expenditures	—	(12,440)	—	—	(12,440)
Proceeds from sale of fixed assets	—	297	—	—	297
Investments in unconsolidated entities	—	(3,261)	—	—	(3,261)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Advances to/from subsidiaries	148,081	—	39	(148,120)	—
Net cash provided by (used in) investing activities	148,081	(13,783)	39	(148,120)	(13,783)
Cash flows from financing activities:
Repayment of debt	(253,046)	(12,437)	—	—	(265,483)
Proceeds from issuance of new debt	250,000	—	—	—	250,000
Repayment of borrowing from credit facility	(25,000)	—	—	—	(25,000)
Borrowing from credit facility	25,000	—	—	—	25,000
Debt issuance costs	(4,919)	—	—	—	(4,919)
Other financing activities	(391)	—	—	—	(391)
Advances to/from subsidiaries	—	(145,459)		145,459	—
Net cash used in financing activities	(8,356)	(157,896)	—	145,459	(20,793)
Increase (decrease) in cash and cash equivalents	65,679	(1,550)	(135)	(2,661)	61,333
Cash, cash equivalents and restricted cash at beginning of period	228,512	18,405	859	(4,500)	243,276
Cash, cash equivalents and restricted cash at end of period	$294,191	$16,855	$724	$(7,161)	$304,609

Fiscal Year Ended September 30, 2016
Net cash (used in) provided by operating activities	$(56,218)	$219,401	$(158)	$—	$163,025
Cash flows from investing activities:
Capital expenditures	—	(12,219)	—	—	(12,219)
Proceeds from sale of fixed assets	—	2,624	—	—	2,624
Investments in unconsolidated entities	—	(4,241)	—	—	(4,241)
Return of capital from unconsolidated entities	—	1,142	—	—	1,142
Advances to/from subsidiaries	203,690	—	11	(203,701)	—
Net cash provided by (used in) investing activities	203,690	(12,694)	11	(203,701)	(12,694)
Cash flows from financing activities:
Repayment of debt	(819,044)	(9,177)	—	—	(828,221)
Proceeds from issuance of new debt	642,150	—	—	—	642,150
Borrowing from credit facility	90,000	—	—	—	90,000
Repayment of borrowing from credit facility	(90,000)	—	—	—	(90,000)
Debt issuance costs	(11,246)	—	—	—	(11,246)
Other financing activities	(222)	—	—	—	(222)
Advances to/from subsidiaries	—	(202,393)	—	202,393	—
Net cash used in financing activities	(188,362)	(211,570)	—	202,393	(197,539)
Decrease in cash and cash equivalents	(40,890)	(4,863)	(147)	(1,308)	(47,208)
Cash, cash equivalents and restricted cash at beginning of period	269,402	23,268	1,006	(3,192)	290,484
Cash, cash equivalents and restricted cash at end of period	$228,512	$18,405	$859	$(4,500)	$243,276

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
We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2018 or September 30, 2017. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the periods presented were as follows:

	Fiscal Year Ended September 30,
(In thousands)	2018	2017	2016
Total revenue	$633	$—	$—
Home construction and land sales expenses	612	72	668
Inventory impairments and abandonments	450	—	—
Gross loss	(429)	(72)	(668)
General and administrative expenses	101	169	137
Operating loss	(530)	(241)	(805)
Equity in income of unconsolidated entities	93	31	12
Other (expense) income, net	(4)	(5)	6
Loss from discontinued operations before income taxes	(441)	(215)	(787)
Benefit from income taxes	(112)	(75)	(275)
Loss from discontinued operations, net of tax	$(329)	$(140)	$(512)

(21) Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information is as follows for the periods presented:

(In thousands, except per share data)	Quarter Ended
Fiscal 2018	December 31	March 31	June 30	September 30
Total revenue	$372,489	$455,178	$511,521	$767,945
Gross profit (a)	60,829	75,077	83,244	125,865
Operating income	6,681	13,825	17,580	43,462
Net (loss) income from continuing operations (b)	(130,575)	11,616	13,429	60,484
Basic EPS from continuing operations (c)	$(4.07)	$0.36	$0.42	$1.88
Diluted EPS from continuing operations (c)	$(4.07)	$0.36	$0.41	$1.83

Fiscal 2017
Total revenue	$339,241	$425,468	$478,588	$672,981
Gross profit (a)	53,663	67,398	78,443	113,360
Operating income	1,275	7,511	15,569	37,783
Net (loss) income from continuing operations (b)	(1,359)	(7,495)	7,114	33,693
Basic EPS from continuing operations (c)	$(0.04)	$(0.23)	$0.22	$1.05
Diluted EPS from continuing operations (c)	$(0.04)	$(0.23)	$0.22	$1.03

(a)	Gross profit in fiscal 2018 and 2017 includes inventory impairment and abandonments as follows:

(In thousands)	Fiscal 2018	Fiscal 2017
1st Quarter	$—	$—
2nd Quarter	—	282
3rd Quarter	168	470
4th Quarter	6,331	1,693
	$6,499	$2,445
(b) Net (loss) income from continuing operations in fiscal 2018 and 2017 includes (loss) gain on extinguishment of debt as follows:

(In thousands)	Fiscal 2018	Fiscal 2017
1st Quarter	$(25,904)	$—
2nd Quarter	—	(15,563)
3rd Quarter	—	—
4th Quarter	(1,935)	2,933
	$(27,839)	$(12,630)
(c) Amounts shown above for EPS for the quarterly periods are calculated separately from the full fiscal year amounts. Accordingly, quarterly amounts will not add to the respective annual amount.

(22) Subsequent Events
On October 1, 2018, the Company executed a Fifth Amendment to the Facility. The Fifth Amendment extended the termination date of the Facility from February 15, 2020 to February 15, 2021, increased the maximum aggregate amount of commitments under the Facility (including borrowings and letters of credit) from $200.0 million to $210.0 million, and reduced the applicable margin by 50 basis points at each level.
On November 7, 2018, the Company’s Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. Under the share repurchase program, the Company intends to initially purchase approximately $16.5 million of its outstanding shares pursuant to an accelerated share repurchase program (ASR). Upon completion of the ASR, the Company may execute the remaining portion of its repurchase program from time to time on the open-market, through privately negotiated transactions, or otherwise. Repurchases of such shares may be made under a Rule 10b5-1 plan, which would permit repurchases when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchase transactions is subject to the Company’s discretion and will depend on a variety of factors, including market and business conditions, compliance with the Company’s debt agreements, and other considerations. The Company expects to fund repurchases under the share repurchase program with cash on hand and cash generated from operations. Once the ASR has been completed, the Company is not obligated to acquire any particular number of shares remaining under its repurchase program and the program may be suspended or discontinued at any time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 13, 2018

We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2018, of the Company and our report dated November 13, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Venture Homes which was acquired on July 13, 2018 and whose financial statements constitute 3.2% of total assets and 0.8% of revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at Venture Homes.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 13, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for the preparation and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.
Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2018. The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”
Management's evaluation did not include the internal controls over financial reporting of Venture Homes, which was acquired on July 13, 2018. Total assets and total revenue related to this acquisition represented 3.2% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2018.
Code of Ethics
Beazer Homes has adopted a Code of Business Conduct and Ethics (the “Code”) for its senior financial officers, which applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers. In November 2016, the Company’s Board of Directors amended the Code. The full text of the Code, as amended, can be found on the Company’s website at www.beazer.com. If at any time there is an amendment or waiver of any provision of the Code that is required to be disclosed, information regarding such amendment or waiver will be published on the Company’s website.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2018.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2018.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement for our 2019 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2018.

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

4.16	—	Form of 5.875% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on October 10, 2017)
4.17	—
Registration Rights Agreement, dated as of October 10, 2017, between the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on October 10, 2017)

4.18	—
Section 382 Rights Agreement, dated as of November 6, 2015, and effective as of November 14, 2016, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Appendix II of the Company's Form DEF 14A filed on December 21, 2015)

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

4.23	—	Reserved.
4.24	—	Reserved.
4.25	—	Reserved.

4.26	—
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

10.17*	—	2014 Long-Term Incentive Plan, as amended (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 19, 2016)
10.18*	—	Reserved.
10.19*	—	Reserved.
10.20*	—	Reserved.
10.21*	—
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
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.26 of the Company's Form 10-K filed on November 14, 2017)

10.27*	—
Severance and Change In Control Agreement by and between Allan P. Merrill and the Company, effective as of September 18, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 24, 2018)

10.28*	—
Severance and Change In Control Agreement by and between Robert L. Salomon and the Company, effective as of September 18, 2018 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 24, 2018)

10.29*	—	Severance and Change In Control Agreement by and between Keith L. Belknap and the Company, effective as of September 18, 2018
10.30	—
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
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.34 of the Company's 10-K filed on November 10, 2015)

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

10.39	—
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 24, 2017)

10.40	—
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2018)

10.41*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2017)

21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Schema Document
101.CAL	—	XBRL Calculation Linkbase Document
101.LAB	—	XBRL Labels Linkbase Document
101.PRE	—	XBRL Presentation Linkbase Document
101.DEF	—	XRBL Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement.

(b)	Exhibits
Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

10.29*	—	Severance and Change In Control Agreement by and between Keith L. Belknap and the Company, effective as of September 18, 2018
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Schema Document
101.CAL	—	XBRL Calculation Linkbase Document
101.LAB	—	XBRL Labels Linkbase Document
101.PRE	—	XBRL Presentation Linkbase Document
101.DEF	—	XRBL Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules
Reference is made to Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2018	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2018	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director and Non-Executive Chairman of the Board

Date:	November 13, 2018	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President, Chief Executive Officer and Director

Date:	November 13, 2018	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 13, 2018	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 13, 2018	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Chairman Emeritus

Date:	November 13, 2018	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 13, 2018	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 13, 2018	By:		/s/ Norma Provencio
			Name:	Norma Provencio
Director

Date:	November 13, 2018	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 13, 2018	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer