Form 10-Q
period 2018-12-31
BEAZER HOMES USA INC
filed 2019-02-04
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding as of January 30, 2019
Common Stock, $0.001 par value	32,136,987

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2018	September 30, 2018
ASSETS
Cash and cash equivalents	$84,399	$139,805
Restricted cash	12,637	13,443
Accounts receivable (net of allowance of $378 and $378, respectively)	19,349	24,647
Owned inventory	1,722,120	1,692,284
Investments in unconsolidated entities	3,650	4,035
Deferred tax assets, net	218,025	213,955
Property and equipment, net	24,408	20,843
Goodwill	10,605	9,751
Other assets	8,197	9,339
Total assets	$2,103,390	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$99,864	$126,432
Other liabilities	112,633	126,389
Total debt (net of premium of $2,447 and $2,640, respectively, and debt issuance costs of $13,651 and $14,336, respectively)	1,255,784	1,231,254
Total liabilities	1,468,281	1,484,075
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 32,674,596 issued and outstanding and 33,522,046 issued and outstanding, respectively)	33	34
Paid-in capital	863,797	880,025
Accumulated deficit	(228,721)	(236,032)
Total stockholders’ equity	635,109	644,027
Total liabilities and stockholders’ equity	$2,103,390	$2,128,102

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2018	2017
Total revenue	$402,040	$372,489
Home construction and land sales expenses	340,378	311,660
Inventory impairments and abandonments	1,007	—
Gross profit	60,655	60,829
Commissions	15,737	14,356
General and administrative expenses	38,642	37,285
Depreciation and amortization	2,770	2,507
Operating income	3,506	6,681
Equity in loss of unconsolidated entities	(64)	(101)
Loss on extinguishment of debt	—	(25,904)
Other expense, net	(42)	(3,145)
Income (loss) from continuing operations before income taxes	3,400	(22,469)
(Benefit) expense from income taxes	(3,922)	108,106
Income (loss) from continuing operations	7,322	(130,575)
Loss from discontinued operations, net of tax	(11)	(372)
Net income (loss)	$7,311	$(130,947)
Weighted average number of shares:
Basic	31,801	32,055
Diluted	32,055	32,055
Basic and diluted earnings (loss) per share:
Continuing operations	$0.23	$(4.07)
Discontinued operations	—	(0.01)
Total	$0.23	$(4.08)

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,311	$(130,947)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,770	2,507
Stock-based compensation expense	2,114	2,610
Inventory impairments and abandonments	1,007	450
Deferred and other income tax (benefit) expense	(4,070)	107,795
Gain on sale of fixed assets	(35)	(65)
Change in allowance for doubtful accounts	—	(1)
Equity in loss of unconsolidated entities	65	88
Cash distributions of income from unconsolidated entities	320	50
Non-cash loss on extinguishment of debt	—	3,173
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,298	4,520
Increase in inventory	(29,722)	(83,205)
Decrease in other assets	1,430	1,252
Decrease in trade accounts payable	(26,568)	(5,949)
Decrease in other liabilities	(14,610)	(4,502)
Net cash used in operating activities	(54,690)	(102,224)
Cash flows from investing activities:
Capital expenditures	(6,354)	(3,702)
Proceeds from sale of fixed assets	54	84
Investments in unconsolidated entities	—	(421)
Net cash used in investing activities	(6,300)	(4,039)
Cash flows from financing activities:
Repayment of debt	(1,479)	(401,481)
Proceeds from issuance of new debt	—	400,000
Repayment of borrowings from credit facility	(75,000)	—
Borrowings from credit facility	100,000	—
Debt issuance costs	(400)	(5,649)
Repurchase of common stock	(16,500)	—
Tax payments for stock-based compensation awards	(1,850)	(1,322)
Other financing activities	7	—
Net cash provided by (used in) financing activities	4,778	(8,452)
Decrease in cash, cash equivalents, and restricted cash	(56,212)	(114,715)
Cash, cash equivalents, and restricted cash at beginning of period	153,248	304,609
Cash, cash equivalents, and restricted cash at end of period	$97,036	$189,894

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
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (2018 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Beazer Homes USA, Inc. and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Our net income (loss) is equivalent to our comprehensive income (loss), so we have not presented a separate statement of comprehensive income (loss).
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 16 for a further discussion of our discontinued operations).
Our fiscal year 2019 began on October 1, 2018 and ends on September 30, 2019. Our fiscal year 2018 began on October 1, 2017 and ended on September 30, 2018.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Business Combinations
On July 13, 2018, the Company acquired substantially all of the assets, operations, and certain assumed liabilities of Venture Homes, a leading private homebuilder in the Atlanta market, for a purchase price of $61.3 million, net of cash acquired. As of December 31, 2018, $57.3 million of the purchase price had been paid, net of cash acquired, with the remaining $4.0 million due during the second quarter of fiscal 2019. The acquired assets consisted of more than 1,100 total owned or controlled lots within 27 single-family communities in the greater Atlanta metropolitan area. The acquired lots included a backlog of 48 homes and 6 model homes. The acquired assets and liabilities were recorded at their estimated fair values and resulted in inventory of $56.0 million and goodwill of $10.6 million, and other assets of $0.7 million as well as accounts payable of $5.5 million and other liabilities of $0.2 million.

The purchase price accounting reflected above is preliminary and is based on estimates and assumptions that are subject to change within the measurement period, which is generally up to one year from the acquisition date pursuant to ASC 805. The purchase price allocation of Venture Homes is provisional pending completion of the fair value analysis of acquired assets and assumed liabilities.
Share Repurchase Program
On November 13, 2018, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company executed an accelerated share repurchase agreement (ASR) on November 15, 2018 to repurchase an aggregate of $16.5 million of its outstanding common stock. During December 2018, the ASR was completed with a repurchase of approximately 1.6 million shares at an average price per share of $10.62. As of December 31, 2018, the remaining availability of the share repurchase program was $33.5 million.
Inventory Valuation
Inventory assets are assessed for recoverability no less than quarterly in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2018 Annual Report. Homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest, and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record land held for sale at the lower of the carrying value or fair value less costs to sell.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process specified in Accounting Standards Codification Topic 606.

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended
	December 31,
in thousands	2018	2017
Homebuilding revenue	$400,982	$367,754
Land sales and other revenue	1,058	4,735
Total revenue (a)	$402,040	$372,489
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, and are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $13.5 million and $14.9 million as of December 31, 2018 and September 30, 2018, respectively. Of the customer liabilities outstanding as of September 30, 2018, $8.4 million were recognized in revenue during the three months ended December 31, 2018 upon closing of the related homes.

Land sales and other revenue
Land sales revenue relates to land that does not fit within our homebuilding programs and strategic plans. Land sales typically require cash consideration on the closing date, which is generally when performance obligations are satisfied. In some periods, we also have other revenue related to broker fees as well as fees received for general contractor services that we perform on behalf of third parties. Revenue for broker and general contractor services are typically immaterial and are generally recognized as performance obligations are satisfied.
Recent Accounting Pronouncements
Revenue from Contracts with Customers. On October 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, collectively referred to as ASC 606. ASC 606 provides a new model for accounting for revenue arising from contracts with customers that supersedes most revenue recognition guidance. Under the new guidance, entities are required to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled upon transferring control of goods or services to a customer. As part of our adoption of ASC 606, we applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Further, results for reporting periods beginning on or after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported under the previous accounting standards. The adoption of ASC 606 had no impact on opening retained earnings and did not materially affect the amount or timing of our revenue.
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to record most leases on their balance sheets. The timing and classification of lease-related expenses for lessees will depend on whether a lease is determined to be an operating lease or a finance lease using updated criteria within ASU 2016-02. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Regardless of lease type, the lessee will recognize a right-of-use asset, representing the right to use the identified asset during the lease term, and a related lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the current lease accounting rules. ASU 2016-02 also requires significantly enhanced disclosures around an entity's leases and the related accounting. The guidance within ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements (ASU 2018-11), which provides an optional transition method to apply the requirements of the new lease standard through a cumulative-effect adjustment in the period of adoption. The Company expects to adopt the standard on October 1, 2019 using the optional transition method. We continue to evaluate the impact of ASU 2016-02 on our consolidated financial statements. However, a large majority of our leases are for office space, which we have determined will be treated as operating leases under ASU 2016-02. As such, we anticipate recording a right-of-use asset and related lease liability for these leases. We do not anticipate any significant change to our statements of operations or cash flows as a result of adopting ASU 2016-02.
Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. This change will allow an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, thus reducing the cost and complexity of evaluating goodwill for impairment. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and disclosures.
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
Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of our total cash balances between our condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2018	2017
Supplemental disclosure of cash activity:
Interest payments	$13,986	$10,766
Income tax payments	121	—
Tax refunds received	1,148	39
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$84,399	$177,812
Restricted cash	12,637	12,082
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$97,036	$189,894
(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of December 31, 2018, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2018 and September 30, 2018:

in thousands	December 31, 2018	September 30, 2018
Beazer's investment in unconsolidated entities	$3,650	$4,035
Total equity of unconsolidated entities	8,578	10,113
Total outstanding borrowings of unconsolidated entities	11,867	12,266
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2018	2017
Equity in loss of unconsolidated entities	$(64)	$(101)
For the three months ended December 31, 2018 and 2017, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of December 31, 2018 and September 30, 2018, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2018 and 2017, the Company was not required to make any payments related to environmental indemnities.

In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of December 31, 2018, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.
(5) Inventory
The components of our owned inventory are as follows as of December 31, 2018 and September 30, 2018:

in thousands	December 31, 2018	September 30, 2018
Homes under construction	$478,539	$476,752
Development projects in progress	925,728	907,793
Land held for future development	83,177	83,173
Land held for sale	6,997	7,781
Capitalized interest	151,886	144,645
Model homes	75,793	72,140
Total owned inventory	$1,722,120	$1,692,284
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 223 (with a cost of $83.9 million) and 240 (with a cost of $84.8 million) substantially completed homes that were not subject to a sales contract (spec homes) as of December 31, 2018 and September 30, 2018, respectively.
Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets and land is classified as held for sale once certain criteria are met. These assets are recorded at the lower of the carrying value or fair value less costs to sell.
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

Total owned inventory by reportable segment is presented in the table below as of December 31, 2018 and September 30, 2018:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2018
West Segment	$785,702	$58,129	$—	$843,831
East Segment	277,300	14,077	3,906	295,283
Southeast Segment	357,172	10,971	3,091	371,234
Corporate and unallocated (b)	211,772	—	—	211,772
Total	$1,631,946	$83,177	$6,997	$1,722,120
September 30, 2018
West Segment	$763,453	$58,125	$—	$821,578
East Segment	280,761	14,077	4,580	299,418
Southeast Segment	358,126	10,971	3,177	372,274
Corporate and unallocated (b)	198,990	—	24	199,014
Total	$1,601,330	$83,173	$7,781	$1,692,284
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
For the quarter ended December 31, 2018, there were four communities that were included in our watch list that required further analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. This additional analysis led to a $1.0 million impairment charge for one of these communities, principally due to a reduction in price that is other than temporary based on current competitive and market dynamics. For the quarter ended December 31, 2017, there were two communities on our quarterly watch list. However, none of these communities required further impairment analysis to be performed after considering certain qualitative factors.

The table below summarizes the results of our undiscounted cash flow analyses by reportable segment, where applicable, for the quarter ended December 31, 2018 (the period that such analyses were required):

$ in thousands		Undiscounted Cash Flow Analyses Prepared
Segment (a)	# of Communities on Watch List (b)	# of Communities (c)	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (d)
Quarter Ended December 31, 2018
West	3	—	$—	—%
Southeast	1	1	2,225	71.3%
Corporate and unallocated (e)	—	—	387	N/A (f)
Total	4	1	$2,612
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
(d) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our "watch list" methodology. The book value of each project assessed for recoverability on an undiscounted cash flow basis includes all inventory costs applicable to the project as of the date of the analysis, including capitalized interest and indirects.
(e) Amount represents capitalized interest and indirects balance related to the communities for which an undiscounted cash flow analysis was prepared. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(f) N/A - not applicable.
The following table presents, by reportable segment, details of the impairment charges taken on projects in progress for the periods presented:

$ in thousands	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
Quarter Ended December 31, 2018
Southeast	1	15	$858	$1,367
Corporate and unallocated (a)	—	—	149	238
Total	1	15	$1,007	$1,605
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities we impaired during the periods presented:

$ in thousands	Three Months Ended
Unobservable Inputs	December 31, 2018
Average selling price	$412
Closings per community per month	1 - 2
Discount rate	16.8%

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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended December 31,
in thousands	2018	2017
Projects in Progress:
Southeast	$858	$—
Corporate and unallocated (a)	149	—
Total impairment charges on projects in progress	$1,007	$—
Discontinued Operations:
Land Held for Sale	—	450
Total impairment and abandonment charges	$1,007	$450
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2018 and September 30, 2018:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of December 31, 2018
Unconsolidated lot option agreements	$71,644	$367,026
As of September 30, 2018
Unconsolidated lot option agreements	$72,191	$383,150

(6) Interest
Our ability to capitalize interest incurred during the three months ended December 31, 2018 and 2017 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2018	2017
Capitalized interest in inventory, beginning of period	$144,645	$139,203
Interest incurred	24,921	25,555
Capitalized interest impaired	(115)	—
Interest expense not qualified for capitalization and included as other expense (a)	(242)	(3,435)
Capitalized interest amortized to home construction and land sales expenses (b)	(17,323)	(16,476)
Capitalized interest in inventory, end of period	$151,886	$144,847
(a) The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale.
(b) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(7) Borrowings
As of December 31, 2018 and September 30, 2018, we had the following debt, net of premium/discounts and unamortized debt issuance costs:

in thousands	Maturity Date	December 31, 2018	September 30, 2018
8 3/4% Senior Notes	March 2022	$500,000	$500,000
7 1/4% Senior Notes	February 2023	24,834	24,834
6 3/4% Senior Notes	March 2025	250,000	250,000
5 7/8% Senior Notes	October 2027	400,000	400,000
Unamortized debt premium, net		2,447	2,640
Unamortized debt issuance costs		(13,651)	(14,336)
Total Senior Notes, net		1,163,630	1,163,138
Junior Subordinated Notes (net of unamortized accretion of $36,253 and $36,770, respectively)	July 2036	64,520	64,003
Revolving Credit Facility	February 2021	25,000	—
Other Secured Notes payable	Various Dates	2,634	4,113
Total debt, net		$1,255,784	$1,231,254
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity. In October 2018, the Company executed a Fifth Amendment to the Facility, extending the termination date of the Facility from February 15, 2020 to February 15, 2021 and increasing the maximum aggregate amount of commitments under the Facility, including borrowings and letters of credit, from $200.0 million to $210.0 million. The aggregate collateral ratio (as defined by the underlying Credit Agreement) remained at 4.00 to 1.00 and the after-acquired exclusionary condition (also as defined by the underlying Credit Agreement) remained at $800.0 million. The Facility continues to be with three lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2018 Annual Report.
As of December 31, 2018, $25.0 million of borrowings and $1.5 million letters of credit were outstanding under the Facility, resulting in a remaining capacity of $183.5 million. As of September 30, 2018, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $200.0 million. The Facility requires compliance with certain covenants, including negative covenants and financial maintenance covenants. As of December 31, 2018, the Company was in compliance with all such covenants.

Letter of Credit Facilities
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of December 31, 2018 and September 30, 2018, we had letters of credit outstanding under these additional facilities of $11.2 million and $10.4 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of December 31, 2018, the total stated amount of performance letters of credit issued under the reimbursement agreement was $28.5 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $30.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and to make certain investments. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of December 31, 2018.

For additional redemption features, refer to the table below that summarizes the redemption terms of our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
8 3/4% Senior Notes	September 2016	March 2022
Callable at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after March 15, 2019, callable at a redemption price equal to 104.375% of the principal amount; on or after March 15, 2020, callable at a redemption price equal to 102.188% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 100.000% of the principal amount plus, in each case, accrued and unpaid interest

7 1/4% Senior Notes	February 2013	February 2023
Callable at any time on or after February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; on or after February 1, 2019, callable at a redemption price equal to 102.417% of the principal amount; on or after February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount; on or after February 1, 2021, callable at 100.000% of the principal amount plus, in each case, accrued and unpaid interest

6 3/4% Senior Notes	March 2017	March 2025
Callable at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after March 15, 2020, callable at a redemption price equal to 105.063% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 103.375% of the principal amount; on or after March 15, 2022, callable at a redemption price equal to 101.688% of the principal amount; on or after March 15, 2023, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

5 7/8% Senior Notes	October 2017	October 2027
Callable at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after October 15, 2022, callable at a redemption price equal to 102.938% of the principal amount; on or after October 15, 2023, callable at a redemption price equal to 101.958% of the principal amount; on or after October 15, 2024, callable at a redemption price equal to 100.979% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

Junior Subordinated Notes
Our unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.97% as of December 31, 2018 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2018, the unamortized accretion was $36.3 million and will be amortized over the remaining life of the notes. As of December 31, 2018, we were in compliance with all covenants under our Junior Subordinated Notes.
Other Secured Notes Payable
We periodically acquire land through the issuance of notes payable. As of December 31, 2018 and September 30, 2018, we had outstanding notes payable of $2.6 million and $4.1 million, respectively, primarily related to land acquisitions. These secured notes payable have varying expiration dates in 2019, a weighted-average fixed interest rate of 1.88% as of December 31, 2018, and are secured by the real estate to which they relate.
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
Warranty reserves are included in other liabilities within the condensed consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in the condensed consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed. Management assesses the adequacy of warranty reserves each reporting period based on historical experience and the expected costs to remediate potential claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. Such analysis considers market-specific factors such as warranty experience, the number of home closings, the prices of homes, product mix, and other data in estimating warranty reserves. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends. While estimated warranty liabilities are adjusted each reporting period based on the results of our quarterly analyses, we may not accurately predict actual warranty costs, which could lead to significant changes in the reserve.
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2018	2017
Balance at beginning of period	$15,331	$18,091
Accruals for warranties issued (a)	2,305	4,212
Changes in liability related to warranties existing in prior periods	(1,874)	(2,296)
Payments made	(2,330)	(4,191)
Balance at end of period	$13,432	$15,816
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed, and the rates of accrual per home estimated as a percentage of the selling price of the home.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred above specified thresholds for each period covered. Amounts recorded for anticipated insurance recoveries are reflected within the condensed consolidated statements of income as a reduction of home construction expenses. Amounts not yet received from our insurer are recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable on our condensed consolidated balance sheets.

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
We have an accrual of $3.3 million and $3.7 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of December 31, 2018 and September 30, 2018, respectively.
We had outstanding letters of credit and performance bonds of approximately $41.2 million and $250.1 million, respectively, as of December 31, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.
(9) Fair Value Measurements
As of the dates presented, we had assets on our condensed consolidated balance sheets that were required to be measured at fair value on a recurring or non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows:

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
During the three months ended December 31, 2018, we recorded impairments of $1.0 million on projects in process compared to $0.5 million of impairments for land held for sale during the three months ended December 31, 2017.
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

The following table presents the period-end balances of our assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Deferred compensation plan assets (a)	$—	$1,760	$—	$1,760
Development projects in progress (b)	—	—	1,605	1,605
As of September 30, 2018
Deferred compensation plan assets (a)	$—	$1,578	$—	$1,578
Development projects in progress (b)	—	—	1,312	1,312
Land held for sale (b)	—	—	1,724	1,724
Unconsolidated entity investments (b)	—	—	80	80
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirects related to the asset.
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
The following table presents the carrying value and estimated fair value of certain of our other financial liabilities as of December 31, 2018 and September 30, 2018:

	As of December 31, 2018		As of September 30, 2018
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,163,630	$1,048,346	$1,163,138	$1,096,214
Junior Subordinated Notes	64,520	64,520	64,003	64,003
Total	$1,228,150	$1,112,866	$1,227,141	$1,160,217
(a) Carrying amounts are net of unamortized debt premiums/discounts, debt issuance costs, or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax benefit of $3.9 million for the three months ended December 31, 2018, compared to an income tax expense of $108.0 million for the three months ended December 31, 2017. The current fiscal year income tax benefit was primarily driven by the completion of work necessary to claim an additional $5.3 million in tax credits related to prior fiscal years, partially offset by income from continuing operations and discrete impacts related to stock-based compensation. The tax expense for the three months ended December 31, 2017 was primarily driven by the remeasurement of the Company's deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act and several discrete tax items, including stock-based compensation. These items were partially offset by the loss incurred from continuing operations.
Deferred Tax Assets and Liabilities
As of December 31, 2018, our net deferred tax asset is comprised of various tax attributes that includes $9.6 million of minimum tax credit carryforwards. Beginning with the fiscal 2019 tax return, the Company will be able to make cash refund claims for significant portions of these credits due to the elimination of the alternative minimum tax in the Tax Cuts and Jobs Act.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2018, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2018, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2018 Annual Report.
(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. We recognized $2.1 million and $2.6 million of stock-based compensation expense related to stock options and restricted stock awards for the three months ended December 31, 2018 and December 31, 2017, respectively.
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2018:

	Three Months Ended
	December 31, 2018
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	533,052	$14.26
Granted	25,230	10.38
Exercised	(1,000)	7.56
Cancelled	(1,319)	11.53
Outstanding at end of period	555,963	$14.10
Exercisable at end of period	504,092	$14.13
Vested or expected to vest in the future	552,799	$14.13
As of December 31, 2018 and September 30, 2018, total unrecognized compensation cost related to unvested stock options was $0.3 million and $0.2 million, respectively. The cost remaining as of December 31, 2018 is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Awards
During the three months ended December 31, 2018, we issued time-based restricted stock awards that vest ratably over three years on each anniversary from the grant date and performance-based restricted stock awards with a payout subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the three months ended December 31, 2018:

	Three Months Ended December 31, 2018
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	644,785	431,783	1,076,568
Granted (a)	467,819	441,991	909,810
Vested (a)	(309,843)	(196,246)	(506,089)
Forfeited	(7,020)	(21,329)	(28,349)
End of period	795,741	656,199	1,451,940
(a) Grant and vesting activity during the three months ended December 31, 2018 include 86,050 shares that were issued above target based on the performance level achieved under performance-based restricted stock vesting in the current period.
As of December 31, 2018 and September 30, 2018, total unrecognized compensation cost related to unvested restricted stock awards was $14.8 million and $8.8 million, respectively. The remaining cost as of December 31, 2018 is expected to be recognized over a weighted average period of 2.2 years.

(12) Earnings Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted income (loss) per share adjusts the basic income (loss) per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended December 31,
in thousands, except per share data	2018	2017
Numerator:
Income (loss) from continuing operations	$7,322	$(130,575)
Loss from discontinued operations, net of tax	(11)	(372)
Net income (loss)	$7,311	$(130,947)

Denominator:
Basic weighted-average shares	31,801	32,055
Dilutive effect of restricted stock awards	243	—
Dilutive effect of stock options	11	—
Diluted weighted-average shares (a)	32,055	32,055

Basic and diluted income (loss) per share:
Continuing operations	$0.23	$(4.07)
Discontinued operations	—	(0.01)
Total	$0.23	$(4.08)
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect. Due to the reported net loss for the three months ended December 31, 2017, all common stock equivalents were excluded from the computation of diluted loss per share for that period because inclusion would have resulted in anti-dilution.

	Three Months Ended December 31,
in thousands	2018	2017
Stock options	493	556
Time-based restricted stock	195	828
Performance-based restricted stock	—	628
(13) Other Liabilities
Other liabilities include the following as of December 31, 2018 and September 30, 2018:

in thousands	December 31, 2018	September 30, 2018
Accrued interest	$24,217	$14,401
Accrued bonus and deferred compensation	20,236	41,508
Customer deposits	13,462	14,903
Accrued warranty expense	13,432	15,331
Litigation accrual	3,348	3,656
Income tax liabilities	856	710
Other	37,082	35,880
Total	$112,633	$126,389

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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2018 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2018	2017
Revenue
West	$208,944	$177,971
East	88,746	88,853
Southeast	104,350	105,665
Total revenue	$402,040	$372,489

	Three Months Ended
	December 31,
in thousands	2018	2017
Operating income (a)
West	$24,261	$21,110
East	5,395	7,396
Southeast	1,380	6,910
Segment total	31,036	35,416
Corporate and unallocated (b)	(27,530)	(28,735)
Total operating income	$3,506	$6,681

	Three Months Ended
	December 31,
in thousands	2018	2017
Depreciation and amortization
West	$1,278	$1,256
East	538	439
Southeast	610	579
Segment total	2,426	2,274
Corporate and unallocated (b)	344	233
Total depreciation and amortization	$2,770	$2,507
(a) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
(b) Corporate and unallocated operating loss includes amortization of capitalized interest; movement in capitalized indirects; expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing; and other amounts that are not allocated to our operating segments. Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2018	2017
Capital Expenditures
West	$2,651	$1,776
East	762	595
Southeast	859	743
Corporate and unallocated	2,082	588
Total capital expenditures	$6,354	$3,702
The following table presents assets by segment as of December 31, 2018 and September 30, 2018:

in thousands	December 31, 2018	September 30, 2018
Assets
West	$855,823	$835,230
East	305,232	335,474
Southeast	390,934	414,685
Corporate and unallocated (a)	551,401	542,713
Total assets	$2,103,390	$2,128,102
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirects, and other items that are not allocated to the segments.
(15) Supplemental Guarantor Information
As discussed in Note 7, the Company's obligations to pay principal, premium, if any, and interest under certain debt agreements are guaranteed on a joint and several basis by substantially all of the Company's subsidiaries. Some of the immaterial subsidiaries do not guarantee the Senior Notes or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following unaudited financial information presents the line items of the Company's unaudited condensed consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
December 31, 2018
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$82,115	$2,267	$17	$—	$84,399
Restricted cash	11,897	740	—	—	12,637
Accounts receivable (net of allowance of $378)	—	19,349	—	—	19,349
Owned inventory	—	1,722,120	—	—	1,722,120
Investments in unconsolidated entities	773	2,877	—	—	3,650
Deferred tax assets, net	218,025	—	—	—	218,025
Property and equipment, net	—	24,408	—	—	24,408
Investments in subsidiaries	636,800	—	—	(636,800)	—
Intercompany	963,614	(6,858)	1,686	(958,442)	—
Goodwill	—	10,605	—	—	10,605
Other assets	982	7,215	—	—	8,197
Total assets	$1,914,206	$1,782,723	$1,703	$(1,595,242)	$2,103,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$99,864	$—	$—	$99,864
Other liabilities	24,261	88,359	13	—	112,633
Intercompany	1,686	956,756	—	(958,442)	—
Total debt (net of premium and debt issuance costs)	1,253,150	2,634	—	—	1,255,784
Total liabilities	1,279,097	1,147,613	13	(958,442)	1,468,281
Stockholders’ equity	635,109	635,110	1,690	(636,800)	635,109
Total liabilities and stockholders’ equity	$1,914,206	$1,782,723	$1,703	$(1,595,242)	$2,103,390

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2018
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$93,875	$45,355	$575	$—	$139,805
Restricted cash	10,921	2,522	—	—	13,443
Accounts receivable (net of allowance of $378)	—	24,647	—	—	24,647
Owned inventory	—	1,692,284	—	—	1,692,284
Investments in unconsolidated entities	773	3,262	—	—	4,035
Deferred tax assets, net	213,955	—	—	—	213,955
Property and equipment, net	—	20,843	—	—	20,843
Investments in subsidiaries	645,086	—	—	(645,086)	—
Intercompany	922,525	—	2,304	(924,829)	—
Goodwill	—	9,751	—	—	9,751
Other assets	694	8,626	19	—	9,339
Total assets	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$126,432	$—	$—	$126,432
Other liabilities	14,357	111,906	126	—	126,389
Intercompany	2,304	922,525	—	(924,829)	—
Total debt (net of premium and debt issuance costs)	1,227,141	4,113	—	—	1,231,254
Total liabilities	1,243,802	1,164,976	126	(924,829)	1,484,075
Stockholders’ equity	644,027	642,314	2,772	(645,086)	644,027
Total liabilities and stockholders’ equity	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102

Beazer Homes USA, Inc.
Consolidating Statements of Operations
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2018
Total revenue	$—	$402,040	$115	$(115)	$402,040
Home construction and land sales expenses	17,323	323,170	—	(115)	340,378
Inventory impairments and abandonments	115	892	—	—	1,007
Gross (loss) profit	(17,438)	77,978	115	—	60,655
Commissions	—	15,737	—	—	15,737
General and administrative expenses	—	38,646	(4)	—	38,642
Depreciation and amortization	—	2,770	—	—	2,770
Operating (loss) income	(17,438)	20,825	119	—	3,506
Equity in loss of unconsolidated entities	—	(64)	—	—	(64)
Other (expense) income, net	(242)	204	(4)	—	(42)
(Loss) income from continuing operations before income taxes	(17,680)	20,965	115	—	3,400
Expense (benefit) from income taxes	20,385	(24,336)	29	—	(3,922)
Equity in income of subsidiaries	45,387	—	—	(45,387)	—
Income from continuing operations	7,322	45,301	86	(45,387)	7,322
Loss from discontinued operations, net of tax	—	(7)	(4)	—	(11)
Equity in loss of subsidiaries from discontinued operations	(11)	—	—	11	—
Net income	$7,311	$45,294	$82	$(45,376)	$7,311

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2017
Total revenue	$—	$372,489	$14	$(14)	$372,489
Home construction and land sales expenses	16,468	295,206	—	(14)	311,660
Gross (loss) profit	(16,468)	77,283	14	—	60,829
Commissions	—	14,356	—	—	14,356
General and administrative expenses	—	37,244	41	—	37,285
Depreciation and amortization	—	2,507	—	—	2,507
Operating (loss) income	(16,468)	23,176	(27)	—	6,681
Equity in loss of unconsolidated entities	—	(101)	—	—	(101)
Loss on extinguishment of debt	(25,904)	—	—	—	(25,904)
Other (expense) income, net	(3,435)	296	(6)	—	(3,145)
(Loss) income from continuing operations before income taxes	(45,807)	23,371	(33)	—	(22,469)
(Benefit) expense from income taxes	(12,185)	120,303	(12)	—	108,106
Equity in loss of subsidiaries	(96,953)	—	—	96,953	—
Loss from continuing operations	(130,575)	(96,932)	(21)	96,953	(130,575)
Loss from discontinued operations	—	(369)	(3)	—	(372)
Equity in loss of subsidiaries from discontinued operations	(372)	—	—	372	—
Net loss	$(130,947)	$(97,301)	$(24)	$97,325	$(130,947)

Beazer Homes USA, Inc.
 Condensed Consolidating Statements of Cash Flow Information
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2018
Net cash used in operating activities	$(31,908)	$(22,756)	$(26)	$—	$(54,690)
Cash flows from investing activities:
Capital expenditures	—	(6,354)	—	—	(6,354)
Proceeds from sale of fixed assets	—	54	—	—	54
Return of capital from unconsolidated entities	532	—	(532)	—	—
Advances to/from subsidiaries	21,204	—	—	(21,204)	—
Net cash provided by (used in) investing activities	21,736	(6,300)	(532)	(21,204)	(6,300)
Cash flows from financing activities:
Repayment of debt	(11)	(1,468)	—	—	(1,479)
Repayment of borrowings from credit facility	(75,000)	—	—	—	(75,000)
Borrowings from credit facility	100,000	—	—	—	100,000
Debt issuance costs	(400)	—	—	—	(400)
Repurchase of common stock	(16,500)	—	—	—	(16,500)
Tax payments for stock-based compensation awards	(1,850)	—	—	—	(1,850)
Advances to/from subsidiaries	—	(21,204)	—	21,204	—
Other financing activities	7	—	—	—	7
Net cash provided by (used in) financing activities	6,246	(22,672)	—	21,204	4,778
Decrease in cash, cash equivalents, and restricted cash	(3,926)	(51,728)	(558)	—	(56,212)
Cash, cash equivalents, and restricted cash at beginning of period	104,796	47,877	575	—	153,248
Cash, cash equivalents, and restricted cash at end of period	$100,870	$(3,851)	$17	$—	$97,036

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2017
Net cash provided by (used in) operating activities	$91,465	$(193,721)	$32	$—	$(102,224)
Cash flows from investing activities:
Capital expenditures	—	(3,702)	—	—	(3,702)
Proceeds from sale of fixed assets	—	84	—	—	84
Investments in unconsolidated entities	—	(421)	—	—	(421)
Advances to/from subsidiaries	(187,451)	—	(26)	187,477	—
Net cash used in investing activities	(187,451)	(4,039)	(26)	187,477	(4,039)
Cash flows from financing activities:
Repayment of debt	(400,012)	(1,469)	—	—	(401,481)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Debt issuance costs	(5,649)	—	—	—	(5,649)
Tax payments for stock-based compensation awards	(1,322)	—	—	—	(1,322)
Advances to/from subsidiaries	—	186,563	—	(186,563)	—
Other financing activities	—	—	—	—	—
Net cash (used in) provided by financing activities	(6,983)	185,094	—	(186,563)	(8,452)
(Decrease) increase in cash, cash equivalents, and restricted cash	(102,969)	(12,666)	6	914	(114,715)
Cash, cash equivalents, and restricted cash at beginning of period	294,192	16,854	724	(7,161)	304,609
Cash, cash equivalents, and restricted cash at end of period	$191,223	$4,188	$730	$(6,247)	$189,894

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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2018 or September 30, 2018. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended
	December 31,
in thousands	2018	2017
Total revenue	$55	$625
Home construction and land sales expenses	33	667
Inventory impairments and lot option abandonments	—	450
Gross profit (loss)	22	(492)
General and administrative expenses	33	16
Operating loss	(11)	(508)
Equity in (loss) income of unconsolidated entities	(1)	12
Other expense, net	(1)	(3)
Loss from discontinued operations before income taxes	(13)	(499)
Benefit from income taxes	(2)	(127)
Loss from discontinued operations, net of tax	$(11)	$(372)
(17) Subsequent Event
Pursuant to the Company's share repurchase program, 561,851 shares of the Company's common stock were purchased from January 1, 2019 through February 1, 2019 for $6.4 million at an average price per share of $11.44. As of February 1, 2019, the remaining availability of the share repurchase program was $27.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. Over the past few years, rising home prices and mortgage rates have caused affordability to come under pressure which, in combination with recent volatility in financial markets, appears to have contributed to a weakening of demand for new homes during the quarter. In spite of this more challenging environment, we believe that there are multiple factors supportive of housing demand, including low unemployment, rising wages, and growing household formation. As we head into the spring selling season, we continue to monitor market conditions and remain focused on delivering homes that provide our customers with exceptional value at an affordable price.
Overview of Results for Our Fiscal First Quarter
During the first quarter of fiscal 2019, we made improvements in capital efficiency, average selling price, and overall profitability.
Profitability
For the quarter ended December 31, 2018, we recorded net income from continuing operations of $7.3 million, an increase of $137.9 million over the prior year quarter's net loss from continuing operations of $130.6 million. However, there were multiple items that impacted the comparability of our net income from continuing operations between periods:

•
Income tax benefit from continuing operations was $3.9 million for the first fiscal quarter of 2019 primarily due to the recognition of $5.3 million of income tax credits. Income tax expense from continuing operations was $108.1 million for the prior year quarter due to a $108.0 million income tax charge primarily stemming from the remeasurement of our deferred tax assets as a result of the enactment of the Tax Cut and Jobs Act in December 2017. Refer to Note 10 of the notes to the condensed consolidated financial statements for additional discussion of these matters.

•	We recognized $25.9 million in loss on extinguishment of debt in the first fiscal quarter of 2018 compared to no such loss in the current quarter.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with flexibility to increase return of capital to investors, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. Following is a summary of our performance against certain key operating and financial metrics during the current period:

•
Sales per community per month was 2.0 and 2.4 for the quarters ended December 31, 2018 and December 31, 2017, respectively. The dollar value of our backlog decreased due to a decline in backlog units. Sales per community per month decreased to 2.9 for the trailing 12 months ended December 31, 2018 versus 3.0 a year ago. We believe that we are among the industry leaders in sales absorption rates, and we are focused on maintaining a competitive sales pace going forward.

•
Our ASP for homes closed during the quarter ended December 31, 2018 was $370.3 thousand, up 7.3% compared to the prior year quarter. ASP for closings during the trailing 12 months ended December 31, 2018 was $364.9 thousand, up 6.0% year-over-year, and our ASP in backlog as of December 31, 2018 has risen 4.9% versus the prior year quarter to $388.9 thousand.

•
During the quarter ended December 31, 2018, we had an average active community count of 160, up 3.0% from the prior year quarter. We ended the current quarter with 162 active communities. We invested $121.0 million in land and land development during the current quarter compared to $141.7 million in the prior year quarter. We expect our spending on land and land development activities to lead to growth in community count going forward. We continually evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended December 31, 2018 was 19.7%, down from 20.9% in the prior year quarter. For the trailing 12 months ended December 31, 2018, this adjusted gross margin was 21.0%. In some of our markets, we have experienced cost pressures in land, labor, and materials driven by a variety of factors including the location and structure of our land deals, the availability of materials and labor, and shifts in community mix, including an increasing number of closings from recently activated assets formerly classified as land held for future development which generally have lower margins. We continue to take action to mitigate these cost pressures through our efforts to reduce construction costs, improve cycle time, and raise home prices where possible.

•
SG&A for the quarter ended December 31, 2018 was 13.5% of total revenue compared to 13.9% in the prior year quarter. SG&A for the trailing 12 months ended December 31, 2018 was 11.8% of total revenue, a decrease of 40 basis points from the trailing 12 months ended December 31, 2017. The decrease in SG&A as a percentage of total revenue was due to our continued focus on improving overhead cost management in relation to our revenue growth.

•
Capital efficiency, debt reduction, and share repurchases. We continue to employ a number of strategies to improve capital efficiency, including use of option contracts, acquisition of shorter duration land parcels, and activation of previously land held for future development communities. In addition, our Board of Directors approved a share repurchase program that authorizes us to repurchase up to $50.0 million of our outstanding common stock. As part of this program, we completed an accelerated share repurchase of $16.5 million of our common stock in December, and we repurchased an additional $6.4 million of our common stock subsequent to quarter end. As previously announced, we intend to repurchase or redeem a similar amount of debt to our share repurchases by the end of the current fiscal year, consistent with our ongoing objective of reducing debt and cash interest expense (see the notes to our condensed consolidated financial statements in this Form 10-Q for further discussion of our share repurchases and outstanding borrowings). We may change our allocation of capital, including the level of debt and share repurchases and inventory investment, in response to and in consideration of market and business conditions, strategic opportunities, compliance with our debt agreements, and other factors.

Seasonal and Quarterly Variability
Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three months ended December 31, 2018 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2018	2017
Revenue:
Homebuilding	$400,982	$367,754
Land sales and other	1,058	4,735
Total	$402,040	$372,489
Gross profit:
Homebuilding	$60,619	$60,232
Land sales and other	36	597
Total	$60,655	$60,829
Gross margin:
Homebuilding	15.1%	16.4%
Land sales and other	3.4%	12.6%
Total	15.1%	16.3%
Commissions	$15,737	$14,356
General and administrative expenses (G&A)	$38,642	$37,285
SG&A (commissions plus G&A) as a percentage of total revenue	13.5%	13.9%
G&A as a percentage of total revenue	9.6%	10.0%
Depreciation and amortization	$2,770	$2,507
Operating income	$3,506	$6,681
Operating income as a percentage of total revenue	0.9%	1.8%
Effective tax rate (a)	(115.4)%	(481.1)%
Equity in income of unconsolidated entities	$(64)	$(101)
Loss on extinguishment of debt	$—	$25,904
(a) Calculated as tax (benefit) expense for the period divided by income (loss) from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax (benefit) expense is not always directly correlated to the amount of pretax income (loss) for the associated periods.

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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31, (a)
in thousands	2018	2017	18 vs 17	2018	2017	18 vs 17
Net income (loss)	$7,311	$(130,947)	$138,258	$92,883	$(97,705)	$190,588
(Benefit) expense from income taxes	(3,924)	107,979	(111,903)	(17,530)	113,179	(130,709)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	17,438	16,476	962	92,293	89,652	2,641
Interest expense not qualified for capitalization	242	3,435	(3,193)	2,132	13,819	(11,687)
EBIT	21,067	(3,057)	24,124	169,778	118,945	50,833
Depreciation and amortization and stock-based compensation amortization	4,884	5,117	(233)	23,832	22,431	1,401
EBITDA	25,951	2,060	23,891	193,610	141,376	52,234
Loss on extinguishment of debt	—	25,904	(25,904)	1,935	38,534	(36,599)
Inventory impairments and abandonments (b)	892	450	442	7,212	2,839	4,373
Joint venture impairment and abandonment charges	—	—	—	341	—	341
Adjusted EBITDA	$26,843	$28,414	$(1,571)	$203,098	$182,749	$20,349
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2018	2017	18 vs 17	2018	2017
West	519	534	(2.8)%	19.2%	18.5%
East	201	259	(22.4)%	20.9%	23.1%
Southeast	256	317	(19.2)%	20.0%	15.9%
Total	976	1,110	(12.1)%	19.8%	18.9%
Sales per active community per month were 2.0 for the quarter ended December 31, 2018 compared to 2.4 for the quarter ended December 31, 2017, contributing to the 12.1% decline in net new orders year-over-year. Across all of our segments, the current period decline in sales absorptions and net new orders was driven by, among other things, affordability concerns that impacted buyers' willingness to commit to a home purchase.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2018 and December 31, 2017:

	As of December 31,
	2018	2017	18 vs 17
Backlog Units:
West	776	887	(12.5)%
East	294	447	(34.2)%
Southeast	455	565	(19.5)%
Total	1,525	1,899	(19.7)%
Aggregate dollar value of homes in backlog (in millions)	$593.1	$704.4	(15.8)%
ASP in backlog (in thousands)	$388.9	$370.9	4.9%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of December 31, 2018 decreased 15.8% compared to the prior year quarter due to a 19.7% decline in backlog units, partially offset by a 4.9% increase in the ASP of homes in backlog. The decline in backlog units was due to beginning the year with fewer units in backlog as well as the aforementioned decrease in net new orders compared to the prior year quarter.
Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2018	2017	18 vs 17	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$208,944	$176,556	18.3%	$347.7	$335.7	3.6%	601	526	14.3%
East	87,765	85,688	2.4%	466.8	380.8	22.6%	188	225	(16.4)%
Southeast	104,273	105,510	(1.2)%	354.7	335.0	5.9%	294	315	(6.7)%
Total	$400,982	$367,754	9.0%	$370.3	$345.0	7.3%	1,083	1,066	1.6%
The increase in ASP across all segments for the three months ended December 31, 2018 was impacted primarily by a change in the mix of closings between geographies, products, and communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies as well as improved market conditions in certain geographies. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of December 31, 2018.

For the three months ended December 31, 2018, the increase in closings in our West segment was primarily driven by strong growth in our Las Vegas, Dallas, and Houston markets. Closings in our East and Southeast segments declined primarily due to beginning fiscal 2019 with fewer units in backlog, partially offset by growth in our Atlanta market, where we continued to generate new closings from the recent acquisition of Venture Homes.
Our higher ASP coupled with the overall increase in closings described above resulted in growth in homebuilding revenue compared to the prior year quarter.
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

	Three Months Ended December 31, 2018
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss)w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$43,860	21.0%	$—	$43,860	21.0%	$—	$43,860	21.0%
East	14,396	16.4%	—	14,396	16.4%	—	14,396	16.4%
Southeast	14,105	13.5%	858	14,963	14.3%	—	14,963	14.3%
Corporate & unallocated	(11,742)		149	(11,593)		17,323	5,730
Total homebuilding	$60,619	15.1%	$1,007	$61,626	15.4%	$17,323	$78,949	19.7%

	Three Months Ended December 31, 2017
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$38,082	21.6%	$—	$38,082	21.6%	$—	$38,082	21.6%
East	16,436	19.2%	—	16,436	19.2%	—	16,436	19.2%
Southeast	18,578	17.6%	—	18,578	17.6%	—	18,578	17.6%
Corporate & unallocated	(12,864)		—	(12,864)		16,468	3,604
Total homebuilding	$60,232	16.4%	$—	$60,232	16.4%	$16,468	$76,700	20.9%

Overall homebuilding gross profit increased by $0.4 million to $60.6 million for the three months ended December 31, 2018, from $60.2 million in the prior year quarter. The increase was driven by growth in homebuilding revenue of $33.2 million, partially offset by lower gross margin. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by certain items. Specifically, interest amortized to homebuilding cost of sales increased by $0.9 million compared to the prior year quarter, and impairment and abandonment charges increased by $1.0 million over the same period (see Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). When excluding the impact of impairments and abandonments, interest, and non-recurring items, gross profit increased by $2.2 million compared to the prior year quarter, while homebuilding gross margin decreased by 120 basis points to 19.7%.
The year-over-year change in gross margin for the three months ended December 31, 2018 is due to a variety of factors, including: (1) the mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including margin impact on homes closed during the current quarter; (3) increased focus on managing our house costs and improving cycle times; (4) fluctuations in discrete items in the current period such as warranty costs; and (5) the impact of purchase accounting related to our acquisition of Venture Homes in July 2018. Going forward, our gross margin will continue to be impacted by several headwinds, including activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of some of our land purchase transactions, such as finished lot purchases, which tend to result in lower gross margins, and increasing land and direct homebuilding costs.

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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.6% and excluding interest and inventory impairments and abandonments, it was 21.0%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.7% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(13.5)%
Impact of interest amortized to COS related to these communities	15.4%
Pre-impairment turn gross margin, excluding interest amortization	1.9%
Impact of impairment turns	15.9%
Gross margin (post impairment turns), excluding interest amortization	17.8%
For a further discussion of our impairment policies and communities impaired during the current quarter, refer to Notes 2 and 5 of the notes to the condensed consolidated financial statements in this Form 10-Q.

Land Sales and Other Revenue and Gross Profit
Land sales relate to land and lots sold that do not fit within our homebuilding programs and strategic plans in certain markets. In some periods, we also have other revenue related to broker fees as well as fees received for general contractor services that we perform on behalf of third parties. The following table summarizes our land sales and other revenue and related gross profit by reportable segment for the periods presented:

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2018	2017	18 vs 17	2018	2017	18 vs 17
West	$—	$1,415	$(1,415)	$—	$363	$(363)
East	981	3,165	(2,184)	40	213	(173)
Southeast	77	155	(78)	(4)	31	(35)
Corporate and unallocated (a)	—	—	—	—	(10)	10
Total	$1,058	$4,735	$(3,677)	$36	$597	$(561)
(a) Corporate and unallocated includes interest and indirects related to land sold that was expensed.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three months ended December 31, 2018 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended December 31,
in thousands	2018	2017	18 vs 17
West	$24,261	$21,110	$3,151
East	5,395	7,396	(2,001)
Southeast	1,380	6,910	(5,530)
Corporate and Unallocated (a)	(27,530)	(28,735)	1,205
Operating income (b)	$3,506	$6,681	$(3,175)
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirects, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q).
Our operating income decreased by $3.2 million to $3.5 million for the three months ended December 31, 2018, compared to $6.7 million for the three months ended December 31, 2017, driven primarily by the previously discussed decline in gross margin on homes closed during the period. While SG&A costs increased compared to the prior year quarter, commissions as a percentage of total revenue remained flat and G&A as a percentage of total revenue declined by 40 basis points year-over-year.
Below operating income, we had two noteworthy year-over-year fluctuations as follows: (1) we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest costs not qualified for capitalization; and (2) we recorded no loss on extinguishment of debt in the current quarter compared to a $25.9 million loss on the extinguishment of debt in the prior year quarter due to the management of our debt portfolio. See Note 6 and Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.

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
Our current fiscal year-to-date income tax benefit was primarily driven by the completion of the work necessary to claim $5.3 million in tax credits related to our prior fiscal years, partially offset by income tax expense on earnings from continuing operations. The tax expense for the three months ended December 31, 2018 was primarily driven by the remeasurement of our deferred tax assets that resulted from the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017 and, to a lesser extent, the loss in earnings from continuing operations in the current fiscal year.
We expect that our annualized effective tax rate for fiscal 2019 will be approximately 25% and remain at or near that level in subsequent fiscal years.
Refer to Note 10 of the notes to our condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
Three Months Ended December 31, 2018 as compared to 2017
West Segment: Homebuilding revenue increased by 18.3% for the three months ended December 31, 2018 compared to the prior year quarter due to a 14.3% increase in closings, primarily attributable to our Las Vegas, Dallas, and Houston markets, and a 3.6% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $5.8 million due to the rise in homebuilding revenue despite a decline in homebuilding gross margin, which decreased from 21.6% to 21.0%. The decrease in gross margin was primarily driven by the geographic mix of closings between our markets and the activation of formerly land held assets, which tend to sell at lower margins. The $3.2 million increase in operating income compared to the prior year quarter was due to the aforementioned increase in homebuilding gross profit, partially offset by an increase in commissions expense on higher homebuilding revenue and higher G&A costs due to business growth within the region.
East Segment: Homebuilding revenue increased by 2.4% for the three months ended December 31, 2018 compared to the prior year quarter due to a 22.6% increase in ASP, partially offset by a 16.4% decrease in closings. Compared to the prior year quarter, homebuilding gross profit decreased by $2.0 million primarily due to lower gross margin, which decreased from 19.2% to 16.4%, on relatively flat revenue growth. Gross margin decreased principally in the Virginia and Nashville markets, which achieved lower margins due to year-over-year changes in product and community mix. The $2.0 million decrease in operating income compared to the prior year quarter resulted primarily from the previously discussed decrease in gross profit.
Southeast Segment: Homebuilding revenue decreased by 1.2% for the three months ended December 31, 2018 compared to the prior year quarter due to a 6.7% decrease in closings, partially offset by a 5.9% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $4.5 million due to the slight decrease in homebuilding revenue combined with lower gross margin, which decreased from 17.6% to 13.5%. The gross margin decline was driven in part by a shift in product and community mix, a $0.9 million impairment on an active development project, and the impact of purchase accounting related to our acquisition of Venture Homes in the prior quarter. The decrease in operating income of $5.5 million resulted from the aforementioned decline in gross profit and slightly higher G&A costs (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q for discussion of impairment activity).
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest and capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2018, corporate and unallocated net costs decreased by $1.2 million from the prior year quarter primarily due to an increase in the proportion of interest and indirect costs capitalized to inventory within our respective operating segments, resulting in a decrease to interest expense not qualified for capitalization.

Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, our Secured Revolving Credit Facility (the Facility) and other bank borrowings, the issuance of equity and equity-linked securities, and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities), and available credit facilities.
Cash, cash equivalents, and restricted cash decreased as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2018	2017
Cash used in operating activities	$(54,690)	$(102,224)
Cash used in investing activities	(6,300)	(4,039)
Cash provided by (used in) financing activities	4,778	(8,452)
Net decrease in cash, cash equivalents, and restricted cash	$(56,212)	$(114,715)
Operating Activities
Net cash used in operating activities was $54.7 million for the three months ended December 31, 2018. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land and land development spending. Net cash used in operating activities during the current quarter was primarily driven by income from continuing operations before income taxes of $3.4 million, which included $6.2 million of non-cash charges, an increase in non-inventory working capital balances of $34.5 million, and an increase in inventory of $29.7 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash used in operating activities was $102.2 million for the three months ended December 31, 2017, driven by income from continuing operations before income taxes of $22.5 million, which included $8.8 million of non-cash charges, an increase in non-inventory working capital balances of $4.7 million, and an increase in inventory of $83.2 million resulting from land and house construction spending (including $20.5 million related to the Bill Clark Homes asset purchase).
Investing Activities
Net cash used in investing activities for the three months ended December 31, 2018 and December 31, 2017, was $6.3 million and $4.0 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash provided by financing activities was $4.8 million for the three months ended December 31, 2018 driven by net borrowings under the Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, the repayment of other miscellaneous borrowings, and the payment of debt issuance costs.
Net cash used in financing activities was $8.5 million for the three months ended December 31, 2017 due to the repayment of certain debt issuances (including a portion of our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2027, offset by the proceeds from the same 2027 Notes.
Financial Position
As of December 31, 2018, our liquidity position consisted of the following:

•	$84.4 million in cash and cash equivalents;

•	$183.5 million of remaining capacity under the Credit Facility; and

•	$12.6 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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

Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, we maintain the Facility, which had a total capacity of $210.0 million and an available capacity of $183.5 million as of December 31, 2018 after considering our outstanding borrowings and letters of credit backed by the Facility of $25.0 million and $1.5 million, respectively.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $11.2 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $11.9 million.
In the future, we may from time-to-time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities in open market purchases, privately-negotiated transactions, or otherwise. We also may seek to expand our business through acquisition, which may be funded through cash, additional debt, or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for additional details related to our borrowings.
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
Stock Repurchases and Dividends Paid
During November 2018, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $50.0 million of our outstanding common stock. As part of this program, we executed an accelerated share repurchase agreement (ASR) on November 15, 2018 to repurchase an aggregate of $16.5 million of our outstanding common stock. During December 2018, the ASR was completed with a repurchase of approximately 1.6 million shares at an average price per share of $10.62. As of December 31, 2018, the remaining availability of the share repurchase program was $33.5 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2018 or 2017.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
As of December 31, 2018, we controlled 23,149 lots. We owned 74.5%, or 17,241 of these lots, and 5,908 of these lots, or 25.5%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $71.6 million as of December 31, 2018. The total remaining purchase price, net of cash deposits, committed under all options was $367.0 million as of December 31, 2018. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of December 31, 2018, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $250.1 million as of December 31, 2018, related principally to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of December 31, 2018, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Critical Accounting Policies
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2018 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), homebuilding revenue and costs, warranty reserves, and income tax valuation allowances and ownership changes. With the exception of the adoption of Accounting Standards Codification Topic 606 as discussed below, there have been no significant changes to our critical accounting policies during the three months ended December 31, 2018 as compared to the significant accounting policies described in our 2018 Annual Report.
Revenue Recognition
On October 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, collectively referred to as ASC 606. ASC 606 provides a new model for accounting for revenue arising from contracts with customers that supersedes most revenue recognition guidance. Under the new guidance, entities are required to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled upon transferring control of goods or services to a customer. As part of our adoption of ASC 606, we applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Further, results for reporting periods beginning on or after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported under the previous accounting standards. The adoption of ASC 606 had no impact on opening retained earnings and did not materially affect the amount or timing of our revenue.
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process specified in ASC 606.

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, and are considered deposits in-transit and classified as cash.
Land sales and other revenue
Land sales revenue relates to land that does not fit within our homebuilding programs and strategic plans. Land sales typically require cash consideration on the closing date, which is generally when performance obligations are satisfied. In some periods, we also have other revenue related to broker fees as well as fees received for general contractor services that we perform on behalf of third parties. Revenue for broker and general contractor services are typically immaterial and are generally recognized as performance obligations are satisfied.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as Part II, Item 1A of this Form 10-Q. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

•	our ability to reduce our outstanding indebtedness and to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	natural disasters or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	the potential recoverability of our deferred tax assets;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2018, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2018 was $1.05 billion, compared to a carrying value of $1.16 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.05 billion to $1.09 billion as of December 31, 2018.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018.
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

Date:	February 4, 2019	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer