Form 10-Q/A
period 2018-12-31
BEAZER HOMES USA INC
filed 2019-03-11
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q/A
Amendment No. 1
_________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12822
_________________________________________________________________________________
BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)
 _________________________________________________________________________________

DELAWARE	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Abernathy Road, Suite 260, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
(770) 829-3700
(Registrant’s telephone number, including area code)
 _________________________________________________________________________________
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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018, originally filed with the Securities and Exchange Commission on February 4, 2019, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, incorrect eXtensible Business Reporting Language (XBRL) data files were attached to the Form 10-Q. The correct XBRL data files are attached herewith.
No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.
Item 6. Exhibits

31.1†	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document
† Previously filed as an exhibit to the Form 10-Q.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 11, 2019	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer

3