Form 10-Q
period 2019-03-31
BEAZER HOMES USA INC
filed 2019-05-02
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding as of April 29, 2019
Common Stock, $0.001 par value	32,043,421

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2019	September 30, 2018
ASSETS
Cash and cash equivalents	$86,441	$139,805
Restricted cash	12,197	13,443
Accounts receivable (net of allowance of $373 and $378, respectively)	18,486	24,647
Owned inventory	1,634,399	1,692,284
Investments in unconsolidated entities	3,726	4,035
Deferred tax assets, net	256,347	213,955
Property and equipment, net	26,662	20,843
Goodwill	10,605	9,751
Other assets	6,478	9,339
Total assets	$2,055,341	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$125,403	$126,432
Other liabilities	99,020	126,389
Total debt (net of premium of $2,254 and $2,640, respectively, and debt issuance costs of $12,911 and $14,336, respectively)	1,301,760	1,231,254
Total liabilities	1,526,183	1,484,075
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 32,043,664 issued and outstanding and 33,522,046 issued and outstanding, respectively)	32	34
Paid-in capital	858,709	880,025
Accumulated deficit	(329,583)	(236,032)
Total stockholders’ equity	529,158	644,027
Total liabilities and stockholders’ equity	$2,055,341	$2,128,102

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2019	2018	2019	2018
Total revenue	$421,260	$455,178	$823,300	$827,667
Home construction and land sales expenses	356,329	380,101	696,707	691,761
Inventory impairments and abandonments	147,611	—	148,618	—
Gross (loss) profit	(82,680)	75,077	(22,025)	135,906
Commissions	15,998	17,334	31,735	31,690
General and administrative expenses	37,372	40,852	76,014	78,137
Depreciation and amortization	2,900	3,066	5,670	5,573
Operating (loss) income	(138,950)	13,825	(135,444)	20,506
Equity in income of unconsolidated entities	81	256	17	155
Gain (loss) on extinguishment of debt	216	—	216	(25,904)
Other expense, net	(337)	(1,453)	(379)	(4,598)
(Loss) income from continuing operations before income taxes	(138,990)	12,628	(135,590)	(9,841)
(Benefit) expense from income taxes	(38,158)	1,012	(42,080)	109,118
(Loss) income from continuing operations	(100,832)	11,616	(93,510)	(118,959)
Loss from discontinued operations, net of tax	(30)	(58)	(41)	(430)
Net (loss) income	$(100,862)	$11,558	$(93,551)	$(119,389)
Weighted average number of shares:
Basic	30,714	32,140	31,263	32,097
Diluted	30,714	32,721	31,263	32,097
Basic (loss) earnings per share:
Continuing operations	$(3.28)	$0.36	$(2.99)	$(3.71)
Discontinued operations	—	—	—	(0.01)
Total	$(3.28)	$0.36	$(2.99)	$(3.72)
Diluted (loss) earnings per share:
Continuing operations	$(3.28)	$0.36	$(2.99)	$(3.71)
Discontinued operations	—	(0.01)	—	(0.01)
Total	$(3.28)	$0.35	$(2.99)	$(3.72)

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended March 31, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net loss and comprehensive loss	—	—	—	(93,551)	(93,551)
Amortization of nonvested stock awards	—	—	4,294	—	4,294
Exercises of stock options	27	—	278	—	278
Shares issued under employee stock plans, net	910	—	—	—	—
Forfeiture of restricted stock	(30)	—	—	—	—
Common stock redeemed	(179)	—	(1,886)		(1,886)
Share repurchases	(2,206)	(2)	(24,002)	—	(24,004)
Balance as of March 31, 2019	32,044	$32	$858,709	$(329,583)	$529,158

	Three Months Ended March 31, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2018	32,675	$33	$863,797	$(228,721)	$635,109
Net loss and comprehensive loss	—	—	—	(100,862)	(100,862)
Amortization of nonvested stock awards	—	—	2,180	—	2,180
Exercises of stock options	26	—	271	—	271
Forfeiture of restricted stock	(2)	—	—	—	—
Common stock redeemed	(3)	—	(35)	—	(35)
Share repurchases	(652)	(1)	(7,504)	—	(7,505)
Balance as of March 31, 2019	32,044	$32	$858,709	$(329,583)	$529,158

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended March 31, 2018
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2017	33,516	$34	$873,063	$(190,657)	$682,440
Net loss and comprehensive loss	—	—	—	(119,389)	(119,389)
Amortization of nonvested stock awards	—	—	5,208	—	5,208
Exercises of stock options	2	—	13	—	13
Shares issued under employee stock plans, net	376	—	—	—	—
Forfeiture of restricted stock	(204)	—	—	—	—
Common stock redeemed	(62)	—	(1,323)	—	(1,323)
Other activity	—	—	17	—	17
Balance as of March 31, 2018	33,628	$34	$876,978	$(310,046)	$566,966

	Three Months Ended March 31, 2018
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2017	33,596	$34	$874,351	$(321,604)	$552,781
Net income and comprehensive income	—	—	—	11,558	11,558
Amortization of nonvested stock awards	—	—	2,598	—	2,598
Exercises of stock options	—	—	13	—	13
Shares issued under employee stock plans, net	42	—	—	—	—
Forfeiture of restricted stock	(10)	—	—	—	—
Common stock redeemed	—	—	(1)	—	(1)
Other activity	—	—	17	—	17
Balance as of March 31, 2018	33,628	$34	$876,978	$(310,046)	$566,966

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2019	2018
Cash flows from operating activities:
Net loss	$(93,551)	$(119,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,670	5,573
Stock-based compensation expense	4,294	5,208
Inventory impairments and abandonments	148,618	450
Deferred and other income tax (benefit) expense	(42,392)	108,668
Gain on sale of fixed assets	(75)	(114)
Change in allowance for doubtful accounts	(5)	16
Equity in income of unconsolidated entities	(16)	(171)
Cash distributions of income from unconsolidated entities	325	116
Non-cash (gain) loss on extinguishment of debt	(216)	3,173
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,166	6,124
Increase in income tax receivable	—	(24)
Increase in inventory	(88,491)	(132,683)
Decrease in other assets	3,036	2,914
(Decrease) increase in trade accounts payable	(1,029)	13,659
Decrease in other liabilities	(25,368)	(9,705)
Net cash used in operating activities	(83,034)	(116,185)
Cash flows from investing activities:
Capital expenditures	(11,508)	(8,192)
Proceeds from sale of fixed assets	94	133
Acquisition, net of cash acquired	(4,088)	—
Investments in unconsolidated entities	—	(421)
Return of capital from unconsolidated entities	—	176
Net cash used in investing activities	(15,502)	(8,304)
Cash flows from financing activities:
Repayment of debt	(5,062)	(401,497)
Proceeds from issuance of new debt	—	400,000
Repayment of borrowings from credit facility	(150,000)	(25,000)
Borrowings from credit facility	225,000	25,000
Debt issuance costs	(400)	(5,743)
Repurchase of common stock	(24,004)	—
Tax payments for stock-based compensation awards	(1,886)	(1,323)
Stock option exercises	278	13
Net cash provided by (used in) financing activities	43,926	(8,550)
Decrease in cash, cash equivalents, and restricted cash	(54,610)	(133,039)
Cash, cash equivalents, and restricted cash at beginning of period	153,248	304,609
Cash, cash equivalents, and restricted cash at end of period	$98,638	$171,570

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Our net (loss) income is equivalent to our comprehensive (loss) income, so we have not presented a separate statement of comprehensive (loss) income.
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
Business Combinations
On July 13, 2018, the Company acquired substantially all of the assets, operations, and certain assumed liabilities of Venture Homes, a leading private homebuilder in the Atlanta market, for a purchase price of $61.3 million, net of cash acquired. The acquired assets consisted of more than 1,100 total owned or controlled lots within 27 single-family communities in the greater Atlanta metropolitan area. The acquired lots included a backlog of 48 homes and 6 model homes. The acquired assets and liabilities were recorded at their estimated fair values and resulted in inventory of $55.8 million and goodwill of $10.7 million, and other assets of $0.7 million as well as accounts payable of $5.5 million and other liabilities of $0.2 million.
The purchase price accounting reflected above is preliminary and is based on estimates and assumptions that are subject to change within the measurement period, which is generally up to one year from the acquisition date pursuant to ASC 805. The purchase price allocation of Venture Homes is provisional pending completion of the fair value analysis of acquired assets and assumed liabilities.

Share Repurchase Program
On November 13, 2018, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company executed an accelerated share repurchase agreement (ASR) on November 15, 2018 to repurchase an aggregate of $16.5 million of its outstanding common stock. During December 2018, the ASR was completed with a repurchase of approximately 1.6 million shares at an average price per share of $10.62. The Company repurchased an additional 0.7 million shares of common stock for $7.5 million at an average price per share of $11.53 during the three months ended March 31, 2019, bringing the total repurchases for the six months ended March 31, 2019 to 2.2 million shares of its common stock for $24.0 million at an average price per share of $10.89, inclusive of the aforementioned ASR. As of March 31, 2019, the remaining availability of the share repurchase program was $26.0 million. The Company made no share repurchases in the prior year.
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

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Homebuilding revenue	$420,945	$441,115	$821,927	$808,869
Land sales and other revenue	315	14,063	1,373	18,798
Total revenue (a)	$421,260	$455,178	$823,300	$827,667
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, and are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $16.2 million and $14.9 million as of March 31, 2019 and September 30, 2018, respectively. Of the customer liabilities outstanding as of September 30, 2018, $4.0 million and $12.4 million were recognized in revenue during the three and six months ended March 31, 2019, respectively, upon closing of the related homes.

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

Interim Disclosure Requirement: Changes in Stockholders’ Equity. In August 2018, the SEC issued SEC Final Rule 33-10532, Disclosure Update and Simplification, which revised or eliminated certain of the SEC’s disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded in light of other SEC and or GAAP disclosure requirements. As a result of the final rule’s amendments, the SEC now requires a registrant to reconcile its changes in stockholders' equity for both the current and comparative interim and year-to-date periods, with subtotals. This final rule is effective on November 5, 2018. Our Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2019 and 2018 reflect adoption of this final rule.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2019	2018
Supplemental disclosure of cash activity:
Interest payments	$48,277	$43,433
Income tax payments	61	10
Tax refunds received	12	39
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$86,441	$158,787
Restricted cash	12,197	12,783
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$98,638	$171,570
(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of March 31, 2019, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of March 31, 2019 and September 30, 2018:

in thousands	March 31, 2019	September 30, 2018
Investment in unconsolidated entities	$3,726	$4,035
Total equity of unconsolidated entities	4,500	10,113
Total outstanding borrowings of unconsolidated entities	12,506	12,266
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Equity in income of unconsolidated entities	$81	$256	$17	$155
For the three and six months ended March 31, 2019 and 2018, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2019 and September 30, 2018, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.

The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2019 and 2018, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of March 31, 2019, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.
(5) Inventory
The components of our owned inventory are as follows as of March 31, 2019 and September 30, 2018:

in thousands	March 31, 2019	September 30, 2018
Homes under construction	$536,039	$476,752
Development projects in progress	836,829	907,793
Land held for future development	28,531	83,173
Land held for sale	12,926	7,781
Capitalized interest	144,756	144,645
Model homes	75,318	72,140
Total owned inventory	$1,634,399	$1,692,284
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 159 (with a cost of $60.0 million) and 240 (with a cost of $84.8 million) substantially completed homes that were not subject to a sales contract (spec homes) as of March 31, 2019 and September 30, 2018, respectively.
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

Total owned inventory by reportable segment is presented in the table below as of March 31, 2019 and September 30, 2018:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2019
West Segment	$736,249	$3,483	$5,077	$744,809
East Segment	286,404	14,077	4,758	305,239
Southeast Segment	364,900	10,971	3,091	378,962
Corporate and unallocated (b)	205,389	—	—	205,389
Total	$1,592,942	$28,531	$12,926	$1,634,399
September 30, 2018
West Segment	$763,453	$58,125	$—	$821,578
East Segment	280,761	14,077	4,580	299,418
Southeast Segment	358,126	10,971	3,177	372,274
Corporate and unallocated (b)	198,990	—	24	199,014
Total	$1,601,330	$83,173	$7,781	$1,692,284
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment. Land held for sale amount includes parcels held by our discontinued operations.
Inventory Impairments
When conducting our community level review for the recoverability of inventory related to projects in progress, we establish a quarterly “watch list” comprised of communities that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Our watch list also includes communities with recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than ten homes remaining to close are subjected to substantial additional financial and operational analysis and review that considers the competitive environment and other factors contributing to gross margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, it may be prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that assets may not be recoverable, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative considerations and quantitative analyses reflecting market and asset specific information.
We recognized impairment charges of $147.6 million related to 15 communities during the current quarter, all of which were previously land held for future development assets. As of the beginning of the quarter, 9 of these communities were included in projects in progress due to their activation for development in prior periods, while the remaining 6 communities were classified as land held for future development. The impairments were determined as described below.
We identified 12 communities on our current quarter watch list that required further analysis after considering certain quantitative and qualitative factors in accordance with our watch list procedures. This additional analysis led to impairment charges of $109.0 million for 9 of these communities representing 839 lots in our Southern California market. The impairments were primarily driven by a reduction in average selling prices based on current competitive dynamics in the market.
Concurrently, we performed a strategic review of our remaining land held for future development assets in California and determined to sell all of these parcels. As a consequence of the change in strategy with respect to the future use of these assets, we recognized land held for sale impairments totaling $38.6 million for 6 communities representing 732 lots in our Northern and Southern California markets. While steps to initiate planned sales of land held for sale assets have been taken, the timing of completion of such asset dispositions is unknown.
For the quarter ended March 31, 2018, there were two communities on our quarterly watch list. However, neither of these communities required impairment after considering certain quantitative and qualitative factors.

The table below summarizes the results of our recoverability tests by reportable segment, where applicable, for the quarter ended March 31, 2019:

$ in thousands		Recoverability Analyses Prepared
Segment (a)	# of Communities on Watch List (b)	# of Communities (c)	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (d)
Quarter Ended March 31, 2019
West	12	9	$162,362	79.4%
Corporate and unallocated (e)	—	—	30,037	N/A (f)
Total	12	9	$192,399
(a) We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements.
(b) Number of communities in this column excludes communities that are closing out and have fewer than ten closings remaining.
(c) Some of the communities on the watch list were not tested for recoverability on an undiscounted cash flow basis due to certain quantitative and qualitative considerations that indicated that their carrying values are recoverable.
(d) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our "watch list" methodology. The book value of each project assessed for recoverability on an undiscounted cash flow basis includes all inventory costs applicable to the project as of the date of the analysis, including capitalized interest and indirects.
(e) Amount represents capitalized interest and indirects balance related to the communities for which a recoverability analysis was prepared. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(f) N/A - not applicable.
The following table presents, by reportable segment, details of the impairment charges taken on projects in progress for the periods presented:

	Results of Impairment Analyses
$ in thousands	Three Months Ended				Six Months Ended
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
March 31, 2019
West	9	839	$92,912	$69,449	9	839	$92,912	$69,449
Southeast	—	—	—	—	1	15	858	1,367
Corporate and unallocated (a)	—	—	16,111	13,928	—	—	16,260	14,166
Total	9	839	$109,023	$83,377	10	854	$110,030	$84,982
(a) Amount represents the capitalized interest and indirects balances that were impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
Impairments on land held for sale generally represent write downs of these properties to net realizable value and are based on current market conditions and our review of recent comparable transactions. Our assumptions related to land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results.

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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2019	2018	2019	2018
Projects in Progress:
West	$92,912	$—	$92,912	$—
Southeast	—	—	858	—
Corporate and unallocated (a)	16,111	—	16,260	—
Total impairment charges on projects in progress	$109,023	$—	$110,030	$—
Land Held for Sale:
West	$37,963	$—	$37,963	$—
Corporate and unallocated (a)	625	—	625	—
Total impairment charges on land held for sale	$38,588	$—	$38,588	$—
Discontinued Operations:
Land Held for Sale	$—	$—	$—	$450
Total impairment and abandonment charges	$147,611	$—	$148,618	$450
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
Valuation assumptions for communities tested for impairment are specific to each community. For projects in progress impaired during the periods presented, we determined the fair value of each community by discounting its estimated future cash flows at a rate commensurate with the risks inherent in the project. The discount rate used depends on the development stage and expected duration of the project, local market conditions, and other specific factors. The estimated future cash flows for each community were determined based on the expected pace of closings and average sales price of the community less expected costs for land acquisition and land development, direct construction, overhead, and interest. We determined the fair value of land held for sale assets impaired during the periods presented based on sales contracts, letters of intent, and recent comparable land sale transactions, as applicable. The assumptions used in the determination of fair value of both projects in progress and land held for sale communities are based on factors known to us at the time such estimates are made and our expectations of future operations and market conditions. Should the estimates or expectations used in determining estimated fair values deteriorate in the future, we may be required to recognize additional impairment charges and write-offs related to these assets, and such amounts could be material.
The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the periods presented:

$ in thousands	Three Months Ended	Six Months Ended
Unobservable Inputs	March 31, 2019	March 31, 2019
Average selling price	$350 to $615	$350 to $615
Closings per community per month	2 - 4	1 - 4
Discount rate	14.7% - 16.4%	14.7% - 16.8%

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
The following table provides a summary of our interests in lot option agreements as of March 31, 2019 and September 30, 2018:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of March 31, 2019
Unconsolidated lot option agreements	$78,047	$386,913
As of September 30, 2018
Unconsolidated lot option agreements	$72,191	$383,150
(6) Interest
Interest capitalized during the three and six months ended March 31, 2019 and 2018 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2019	2018	2019	2018
Capitalized interest in inventory, beginning of period	$151,886	$144,847	$144,645	$139,203
Interest incurred	25,803	25,492	50,724	51,047
Capitalized interest impaired	(13,792)	—	(13,907)	—
Interest expense not qualified for capitalization and included as other expense (a)	(597)	(1,650)	(839)	(5,085)
Capitalized interest amortized to home construction and land sales expenses (b)	(18,544)	(19,655)	(35,867)	(36,131)
Capitalized interest in inventory, end of period	$144,756	$149,034	$144,756	$149,034
(a) The amount of interest capitalized depends on the qualified inventory balance, which considers the status of the Company's inventory holdings. The qualified inventory balance includes the majority of homes under construction and development projects in progress but excludes land held for future development and land held for sale.
(b) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.

(7) Borrowings
The Company's debt, net of premiums, discounts, and unamortized debt issuance costs consisted of the following as of March 31, 2019 and September 30, 2018:

in thousands	Maturity Date	March 31, 2019	September 30, 2018
8 3/4% Senior Notes	March 2022	$500,000	$500,000
7 1/4% Senior Notes	February 2023	23,603	24,834
6 3/4% Senior Notes	March 2025	246,155	250,000
5 7/8% Senior Notes	October 2027	400,000	400,000
Unamortized debt premium, net		2,254	2,640
Unamortized debt issuance costs		(12,911)	(14,336)
Total Senior Notes, net		1,159,101	1,163,138
Junior Subordinated Notes (net of unamortized accretion of $35,737 and $36,770, respectively)	July 2036	65,037	64,003
Revolving Credit Facility	February 2021	75,000	—
Other Secured Notes payable	Various Dates	2,622	4,113
Total debt, net		$1,301,760	$1,231,254
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity. In October 2018, the Company executed a Fifth Amendment to the Facility, extending the termination date of the Facility from February 15, 2020 to February 15, 2021 and increasing the maximum aggregate amount of commitments under the Facility, including borrowings and letters of credit, from $200.0 million to $210.0 million. The aggregate collateral ratio (as defined by the underlying Credit Agreement) remained at 4.00 to 1.00 and the after-acquired exclusionary condition (also as defined by the underlying Credit Agreement) remained at $840.0 million. The Facility continues to be with three lenders. For additional discussion of the Facility, refer to Note 8 to the consolidated financial statements within our 2018 Annual Report.
As of March 31, 2019, $75.0 million of borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $135.0 million. As of September 30, 2018, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $200.0 million. The Facility requires compliance with certain covenants, including negative covenants and financial maintenance covenants. As of March 31, 2019, the Company was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of March 31, 2019 and September 30, 2018, the Company had letters of credit outstanding under these additional facilities of $10.9 million and $10.4 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of March 31, 2019, the total stated amount of performance letters of credit issued under the reimbursement agreement was $36.3 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
Senior Notes
The Company's Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. See Note 15 for further information.

All unsecured Senior Notes rank equally in right of payment with all existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under the Facility, if outstanding, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes but are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable indenture.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company is in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2019.
During the three months ended March 31, 2019, the Company redeemed $1.2 million and $3.8 million of the 7.25% unsecured Senior Notes due February 2023 and 6.75% unsecured Senior Notes due February 2025, respectively, using cash on hand, resulting in a gain on extinguishment of debt of $0.2 million, which was net of a $0.1 million non-cash write-off of debt issuance costs.
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
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 5.20% as of March 31, 2019 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2019, the unamortized accretion was $35.7 million and will be amortized over the remaining life of the notes. As of March 31, 2019, the Company was in compliance with all covenants under the Junior Subordinated Notes.
Other Secured Notes Payable
The Company periodically acquires land through the issuance of notes payable. As of March 31, 2019 and September 30, 2018, the Company had outstanding notes payable of $2.6 million and $4.1 million, respectively, primarily related to land acquisitions. These secured notes payable have varying expiration dates in 2019, a weighted-average fixed interest rate of 1.88% as of March 31, 2019, and are secured by the real estate to which they relate.
The agreements governing these other secured notes payable contain various affirmative and negative covenants. There can be no assurance that the Company will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Balance at beginning of period	$13,432	$15,816	$15,331	$18,091
Accruals for warranties issued (a)	2,490	3,400	4,854	7,613
Changes in liability related to warranties existing in prior periods	(663)	(1,097)	(1,968)	(3,394)
Payments made	(2,674)	(3,536)	(5,632)	(7,727)
Balance at end of period	$12,585	$14,583	$12,585	$14,583
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
We have an accrual of $3.3 million and $3.7 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of March 31, 2019 and September 30, 2018, respectively.
We had outstanding letters of credit and performance bonds of approximately $47.2 million and $271.6 million, respectively, as of March 31, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three months ended March 31, 2019, we recognized impairments of $109.0 million on projects in process and $38.6 million on land held for sale compared to no such impairments during the three months ended March 31, 2018.
During the six months ended March 31, 2019, we recognized impairments of $110.0 million on projects in process and $38.6 million on land held for sale compared to no impairment on projects in process and $0.5 million of impairments on land held for sale during the six months ended March 31, 2018.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3	Total
As of March 31, 2019
Deferred compensation plan assets (a)	$—	$1,828	$—	$1,828
Development projects in progress (b)	—	—	84,982	84,982
Land held for sale (b)	—	—	5,207	5,207
As of September 30, 2018
Deferred compensation plan assets (a)	$—	$1,578	$—	$1,578
Development projects in progress (b)	—	—	1,312	1,312
Land held for sale (b)	—	—	1,724	1,724
Unconsolidated entity investments (b)	—	—	80	80
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirects related to the asset.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, amounts due under the Facility (if outstanding), and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of March 31, 2019 and September 30, 2018:

	As of March 31, 2019		As of September 30, 2018
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,159,101	$1,128,049	$1,163,138	$1,096,214
Junior Subordinated Notes	65,037	65,037	64,003	64,003
Total	$1,224,138	$1,193,086	$1,227,141	$1,160,217
(a) Carrying amounts are net of unamortized debt premiums/discounts, debt issuance costs, or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax benefit of $38.2 million and $42.1 million for the three and six months ended March 31, 2019, respectively, compared to an income tax expense of $1.0 million and $109.0 million for the three and six months ended March 31, 2018, respectively. The current fiscal year income tax benefit was primarily driven by (1) the loss from continuing operations due to the $148.6 million of impairments on our land inventory assets and (2) the completion of work necessary to claim an additional $5.4 million in tax credits related to prior fiscal years, partially offset by discrete impacts related to stock-based compensation. The tax expense for the six months ended March 31, 2018 was primarily driven by the remeasurement of the Company's deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act and several discrete tax items, including stock-based compensation. These items were partially offset by the loss incurred from continuing operations and completion of the work necessary to claim an additional $2.3 million in tax credits related to prior fiscal years.
Deferred Tax Assets and Liabilities
As of March 31, 2019, the net deferred tax asset is comprised of various tax attributes that include $9.6 million of minimum tax credit carryforwards. Beginning with the fiscal 2019 tax return, the Company will be able to make cash refund claims for significant portions of these credits due to the elimination of the alternative minimum tax in the Tax Cuts and Jobs Act.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2019, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors, including current quarter impairments, that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2018, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2018 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and six months ended March 31, 2019 and March 31, 2018, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Stock-based compensation expense	$2,180	$2,598	$4,294	$5,208
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2019:

	Six Months Ended
	March 31, 2019
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	533,052	$14.26
Granted	25,230	10.38
Exercised	(26,650)	10.44
Cancelled	(2,319)	9.81
Outstanding at end of period	529,313	$14.29
Exercisable at end of period	478,064	$14.33
Vested or expected to vest in the future	526,534	$14.31
As of March 31, 2019 and September 30, 2018, total unrecognized compensation cost related to unvested stock options was $0.3 million and $0.2 million, respectively. The remaining cost as of March 31, 2019 is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Awards
During the six months ended March 31, 2019, the Company issued time-based restricted stock awards that vest ratably over three years on each anniversary from the grant date and performance-based restricted stock awards with a payout subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the six months ended March 31, 2019:

	Six Months Ended March 31,
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	644,785	431,783	1,076,568
Granted (a)	467,819	441,991	909,810
Vested (a)	(309,843)	(204,977)	(514,820)
Forfeited	(7,020)	(23,647)	(30,667)
End of period	795,741	645,150	1,440,891
(a) Grant and vesting activity during the six months ended March 31, 2019 include 86,050 shares that were issued above target based on the performance level achieved under performance-based restricted stock vesting in the current period.
As of March 31, 2019 and September 30, 2018, total unrecognized compensation cost related to unvested restricted stock awards was $13.1 million and $8.8 million, respectively. The remaining cost as of March 31, 2019 is expected to be recognized over a weighted average period of 2.0 years.

(12) Earnings Per Share
Basic (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares outstanding during the period. Diluted (loss) income per share adjusts the basic (loss) income per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted (loss) income per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2019	2018	2019	2018
Numerator:
(Loss) income from continuing operations	$(100,832)	$11,616	$(93,510)	$(118,959)
Loss from discontinued operations, net of tax	(30)	(58)	(41)	(430)
Net (loss) income	$(100,862)	$11,558	$(93,551)	$(119,389)

Denominator:
Basic weighted-average shares	30,714	32,140	31,263	32,097
Dilutive effect of restricted stock awards	—	466	—	—
Dilutive effect of stock options	—	115	—	—
Diluted weighted-average shares (a)	30,714	32,721	31,263	32,097

Basic (loss) income per share:
Continuing operations	$(3.28)	$0.36	$(2.99)	$(3.71)
Discontinued operations	—	—	—	(0.01)
Total	$(3.28)	$0.36	$(2.99)	$(3.72)

Diluted (loss) income per share:
Continuing operations	$(3.28)	$0.36	$(2.99)	$(3.71)
Discontinued operations	—	(0.01)	—	(0.01)
Total	$(3.28)	$0.35	$(2.99)	$(3.72)
(a) The following potentially dilutive shares were excluded from the calculation of diluted (loss) income per share as a result of their anti-dilutive effect. Due to the reported net loss for the three and six months ended March 31, 2019 and six months ended March 31, 2018, all common stock equivalents were excluded from the computation of diluted loss per share for those periods because inclusion would have resulted in anti-dilution.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2019	2018	2019	2018
Stock options	529	179	529	550
Time-based restricted stock	645	142	645	842
Performance-based restricted stock	796	—	796	646

(13) Other Liabilities
Other liabilities include the following as of March 31, 2019 and September 30, 2018:

in thousands	March 31, 2019	September 30, 2018
Accrued bonus and deferred compensation	$19,616	$41,508
Customer deposits	16,232	14,903
Accrued interest	14,609	14,401
Accrued warranty expense	12,585	15,331
Litigation accrual	3,294	3,656
Income tax liabilities	961	710
Other	31,723	35,880
Total	$99,020	$126,389
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
Management’s evaluation of segment performance is based on segment operating (loss) income. Operating (loss) income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2018 Annual Report.
The following tables contain our revenue, operating (loss) income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Revenue
West	$210,430	$234,510	$419,374	$412,481
East	94,066	107,412	182,812	196,265
Southeast	116,764	113,256	221,114	218,921
Total revenue	$421,260	$455,178	$823,300	$827,667

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Operating (loss) income (a)
West	$(107,018)	$31,715	$(82,757)	$52,825
East	6,929	8,926	12,324	16,322
Southeast	7,324	7,897	8,704	14,807
Segment total	(92,765)	48,538	(61,729)	83,954
Corporate and unallocated (b)	(46,185)	(34,713)	(73,715)	(63,448)
Total operating (loss) income	$(138,950)	$13,825	$(135,444)	$20,506

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Depreciation and amortization
West	$1,263	$1,697	$2,541	$2,953
East	547	551	1,085	990
Southeast	731	542	1,341	1,121
Segment total	2,541	2,790	4,967	5,064
Corporate and unallocated (b)	359	276	703	509
Total depreciation and amortization	$2,900	$3,066	$5,670	$5,573
(a) Operating (loss) income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
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
The following table presents capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
in thousands	2019	2018
Capital Expenditures
West	$5,338	$4,238
East	1,286	1,133
Southeast	2,055	1,185
Corporate and unallocated	2,829	1,636
Total capital expenditures	$11,508	$8,192

The following table presents assets by segment as of March 31, 2019 and September 30, 2018:

in thousands	March 31, 2019	September 30, 2018
Assets
West	$758,627	$835,230
East	315,728	335,474
Southeast	400,954	414,685
Corporate and unallocated (a)	580,032	542,713
Total assets	$2,055,341	$2,128,102
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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
March 31, 2019
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$80,363	$6,071	$7	$—	$86,441
Restricted cash	11,097	1,100	—	—	12,197
Accounts receivable (net of allowance of $373)	—	18,481	5	—	18,486
Owned inventory	—	1,634,399	—	—	1,634,399
Investments in unconsolidated entities	773	2,953	—	—	3,726
Deferred tax assets, net	256,347	—	—	—	256,347
Property and equipment, net	—	26,662	—	—	26,662
Investments in subsidiaries	636,795	—	—	(636,795)	—
Intercompany	859,697	—	1,688	(861,385)	—
Goodwill	—	10,605	—	—	10,605
Other assets	870	5,604	4	—	6,478
Total assets	$1,845,942	$1,705,875	$1,704	$(1,498,180)	$2,055,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$125,403	$—	$—	$125,403
Other liabilities	15,958	83,043	19	—	99,020
Intercompany	1,688	859,697	—	(861,385)	—
Total debt (net of premium and debt issuance costs)	1,299,138	2,622	—	—	1,301,760
Total liabilities	1,316,784	1,070,765	19	(861,385)	1,526,183
Stockholders’ equity	529,158	635,110	1,685	(636,795)	529,158
Total liabilities and stockholders’ equity	$1,845,942	$1,705,875	$1,704	$(1,498,180)	$2,055,341

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2018
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$93,875	$45,355	$575	$—	$139,805
Restricted cash	10,921	2,522	—	—	13,443
Accounts receivable (net of allowance of $378)	—	24,647	—	—	24,647
Owned inventory	—	1,692,284	—	—	1,692,284
Investments in unconsolidated entities	773	3,262	—	—	4,035
Deferred tax assets, net	213,955	—	—	—	213,955
Property and equipment, net	—	20,843	—	—	20,843
Investments in subsidiaries	645,086	—	—	(645,086)	—
Intercompany	922,525	—	2,304	(924,829)	—
Goodwill	—	9,751	—	—	9,751
Other assets	694	8,626	19	—	9,339
Total assets	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$126,432	$—	$—	$126,432
Other liabilities	14,357	111,906	126	—	126,389
Intercompany	2,304	922,525	—	(924,829)	—
Total debt (net of premium and debt issuance costs)	1,227,141	4,113	—	—	1,231,254
Total liabilities	1,243,802	1,164,976	126	(924,829)	1,484,075
Stockholders’ equity	644,027	642,314	2,772	(645,086)	644,027
Total liabilities and stockholders’ equity	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Operations
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2019
Total revenue	$—	$421,260	$—	$—	$421,260
Home construction and land sales expenses	18,544	337,785	—	—	356,329
Inventory impairments and abandonments	13,792	133,819	—	—	147,611
Gross loss	(32,336)	(50,344)	—	—	(82,680)
Commissions	—	15,998	—	—	15,998
General and administrative expenses	—	37,372	—	—	37,372
Depreciation and amortization	—	2,900	—	—	2,900
Operating loss	(32,336)	(106,614)	—	—	(138,950)
Equity in income of unconsolidated entities	—	81	—	—	81
Gain on extinguishment of debt	216	—	—	—	216
Other (expense) income, net	(597)	260	—	—	(337)
Loss from continuing operations before income taxes	(32,717)	(106,273)	—	—	(138,990)
Benefit from income taxes	(10,142)	(28,016)	—	—	(38,158)
Equity in loss of subsidiaries	(78,257)	—	—	78,257	—
Loss from continuing operations	(100,832)	(78,257)	—	78,257	(100,832)
Loss from discontinued operations, net of tax	—	(25)	(5)	—	(30)
Equity in loss of subsidiaries from discontinued operations	(30)	—	—	30	—
Net loss	$(100,862)	$(78,282)	$(5)	$78,287	$(100,862)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2018
Total revenue	$—	$455,178	$23	$(23)	$455,178
Home construction and land sales expenses	19,655	360,469	—	(23)	380,101
Gross (loss) profit	(19,655)	94,709	23	—	75,077
Commissions	—	17,334	—	—	17,334
General and administrative expenses	—	40,823	29	—	40,852
Depreciation and amortization	—	3,066	—	—	3,066
Operating (loss) income	(19,655)	33,486	(6)	—	13,825
Equity in income of unconsolidated entities	—	256	—	—	256
Other (expense) income, net	(1,650)	203	(6)	—	(1,453)
(Loss) income from continuing operations before income taxes	(21,305)	33,945	(12)	—	12,628
(Benefit) expense from income taxes	(5,710)	6,725	(3)	—	1,012
Equity in income of subsidiaries	27,211	—	—	(27,211)	—
Income (loss) from continuing operations	11,616	27,220	(9)	(27,211)	11,616
Loss from discontinued operations, net of tax	—	(52)	(6)	—	(58)
Equity in loss of subsidiaries from discontinued operations	(58)	—	—	58	—
Net income (loss)	$11,558	$27,168	$(15)	$(27,153)	$11,558

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2019
Total revenue	$—	$823,300	$115	$(115)	$823,300
Home construction and land sales expenses	35,867	660,955	—	(115)	696,707
Inventory impairments and abandonments	13,908	134,710	—	—	148,618
Gross (loss) profit	(49,775)	27,635	115	—	(22,025)
Commissions	—	31,735	—	—	31,735
General and administrative expenses	—	76,018	(4)	—	76,014
Depreciation and amortization	—	5,670	—	—	5,670
Operating (loss) income	(49,775)	(85,788)	119	—	(135,444)
Equity in income of unconsolidated entities	—	17	—	—	17
Gain on extinguishment of debt	216	—	—	—	216
Other (expense) income, net	(839)	464	(4)	—	(379)
(Loss) income from continuing operations before income taxes	(50,398)	(85,307)	115	—	(135,590)
Expense (benefit) from income taxes	10,241	(52,350)	29	—	(42,080)
Equity in loss of subsidiaries	(32,871)	—	—	32,871	—
(Loss) income from continuing operations	(93,510)	(32,957)	86	32,871	(93,510)
Loss from discontinued operations, net of tax	—	(31)	(10)	—	(41)
Equity in loss of subsidiaries from discontinued operations	(41)	—	—	41	—
Net (loss) income	$(93,551)	$(32,988)	$76	$32,912	$(93,551)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2018
Total revenue	$—	$827,667	$37	$(37)	$827,667
Home construction and land sales expenses	36,123	655,675	—	(37)	691,761
Gross (loss) profit	(36,123)	171,992	37	—	135,906
Commissions	—	31,690	—	—	31,690
General and administrative expenses	—	78,067	70	—	78,137
Depreciation and amortization	—	5,573	—	—	5,573
Operating (loss) income	(36,123)	56,662	(33)	—	20,506
Equity in income of unconsolidated entities	—	155	—	—	155
Loss on extinguishment of debt	(25,904)	—	—	—	(25,904)
Other (expense) income, net	(5,085)	500	(13)	—	(4,598)
(Loss) income from continuing operations before income taxes	(67,112)	57,317	(46)	—	(9,841)
(Benefit) expense from income taxes	(17,897)	127,029	(14)	—	109,118
Equity in loss of subsidiaries	(69,744)	—	—	69,744	—
Loss from continuing operations	(118,959)	(69,712)	(32)	69,744	(118,959)
Loss from discontinued operations, net of tax	—	(421)	(9)	—	(430)
Equity in loss of subsidiaries and discontinued operations	(430)	—	—	430	—
Net loss	$(119,389)	$(70,133)	$(41)	$70,174	$(119,389)

Beazer Homes USA, Inc.
 Condensed Consolidating Statements of Cash Flow Information
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2019
Net cash (used in) provided by operating activities	$(101,323)	$18,324	$(35)	$—	$(83,034)
Cash flows from investing activities:
Capital expenditures	—	(11,508)	—	—	(11,508)
Proceeds from sale of fixed assets	—	94	—	—	94
Cash used for business acquisition, net of cash acquired	—	(4,088)	—	—	(4,088)
Advances to/from subsidiaries	44,061	—	(533)	(43,528)	—
Net cash provided by (used in) investing activities	44,061	(15,502)	(533)	(43,528)	(15,502)
Cash flows from financing activities:
Repayment of debt	(5,062)	—	—	—	(5,062)
Repayment of borrowings from credit facility	(150,000)	—	—	—	(150,000)
Borrowings from credit facility	225,000	—	—	—	225,000
Debt issuance costs	(400)	—	—	—	(400)
Repurchase of common stock	(24,004)	—	—	—	(24,004)
Tax payments for stock-based compensation awards	(1,886)	—	—	—	(1,886)
Stock option exercises	278	—	—	—	278
Advances to/from subsidiaries	—	(43,528)	—	43,528	—
Net cash provided by (used in) financing activities	43,926	(43,528)	—	43,528	43,926
Decrease in cash, cash equivalents, and restricted cash	(13,336)	(40,706)	(568)	—	(54,610)
Cash, cash equivalents, and restricted cash at beginning of period	104,796	47,877	575	—	153,248
Cash, cash equivalents, and restricted cash at end of period	$91,460	$7,171	$7	$—	$98,638

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2018
Net cash provided by (used in) operating activities	$68,837	$(185,014)	$(8)	$—	$(116,185)
Cash flows from investing activities:
Capital expenditures	—	(8,192)	—	—	(8,192)
Proceeds from sale of fixed assets	—	133	—	—	133
Investments in unconsolidated entities	—	(421)	—	—	(421)
Return of capital from unconsolidated entities	—	176	—	—	176
Advances to/from subsidiaries	(186,478)	—	(22)	186,500	—
Net cash used in investing activities	(186,478)	(8,304)	(22)	186,500	(8,304)
Cash flows from financing activities:
Repayment of debt	(400,028)	(1,469)	—	—	(401,497)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Borrowings from credit facility	25,000	—	—	—	25,000
Repayment of borrowings from credit facility	(25,000)	—	—	—	(25,000)
Debt issuance costs	(5,743)	—	—	—	(5,743)
Tax payments for stock-based compensation awards	(1,323)	—	—	—	(1,323)
Stock option exercises	13	—	—	—	13
Advances to/from subsidiaries	—	186,633	—	(186,633)	—
Net cash (used in) provided by financing activities	(7,081)	185,164	—	(186,633)	(8,550)
Decrease in cash, cash equivalents, and restricted cash	(124,722)	(8,154)	(30)	(133)	(133,039)
Cash, cash equivalents, and restricted cash at beginning of period	294,192	16,854	724	(7,161)	304,609
Cash, cash equivalents, and restricted cash at end of period	$169,470	$8,700	$694	$(7,294)	$171,570

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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2019 or September 30, 2018. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2019	2018	2019	2018
Total revenue	$—	$8	$55	$633
Home construction and land sales expenses	6	56	39	723
Inventory impairments and lot option abandonments	—	—	—	450
Gross (loss) profit	(6)	(48)	16	(540)
General and administrative expenses	34	31	67	47
Operating loss	(40)	(79)	(51)	(587)
Equity in income (loss) of unconsolidated entities	—	4	(1)	16
Other expense, net	—	(2)	(1)	(5)
Loss from discontinued operations before income taxes	(40)	(77)	(53)	(576)
Benefit from income taxes	(10)	(19)	(12)	(146)
Loss from discontinued operations, net of tax	$(30)	$(58)	$(41)	$(430)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. Over the past few years, rising home prices and mortgage rates have caused affordability to come under pressure. More recently, mortgage rates have declined, easing affordability related pressures for prospective homebuyers. Further, we believe that there are multiple factors supportive of housing demand, including low unemployment, rising wages, and growing household formation. As the spring selling season progresses, we remain focused on delivering homes that provide our customers with exceptional value at an affordable price.
Overview of Results for Our Fiscal Second Quarter
During the second quarter of fiscal 2019, we made improvements in capital efficiency and average selling price.
Profitability
For the quarter ended March 31, 2019, we recorded a net loss from continuing operations of $100.8 million compared to net income from continuing operations of $11.6 million in the second quarter of fiscal 2018. There were multiple items that impacted the comparability of net (loss) income from continuing operations between periods:

•
We recognized inventory impairment charges of $147.6 million related to 15 communities in California during the second quarter of fiscal 2019, all of which were previously land held for future development assets. Of the total impairments, $109.0 million related to 9 projects in progress in Southern California and reflected the recent weakening of demand that occurred in their respective markets. The remaining $38.6 million of impairment charges during the quarter were related to a change in strategy for 6 communities that we now plan to sell. No impairments were recognized in the second quarter of fiscal 2018. Refer to Note 5 of the notes to the condensed consolidated financial statements for additional discussion of these matters.

•
Income tax benefit from continuing operations was $38.2 million during the quarter primarily due to impairment charges and the resulting loss from continuing operations. Income tax expense from continuing operations was $1.0 million for the prior year quarter. Refer to Note 10 of the notes to the condensed consolidated financial statements for additional details.

Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with flexibility to increase return of capital to investors, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. Following is a summary of our performance against certain key operating and financial metrics during the current period:

•
Sales per community per month was 3.3 for the quarter ended March 31, 2019 compared to 3.7 for the quarter ended March 31, 2018. Sales per community per month decreased to 2.8 for the trailing 12 months ended March 31, 2019 versus 3.1 a year ago. We believe that we are among the industry leaders in sales absorption rates, and we are focused on maintaining a competitive sales pace going forward.

•
Our ASP for homes closed during the quarter ended March 31, 2019 was $371.2 thousand, up 6.5% compared to the prior year quarter. ASP for closings during the trailing 12 months ended March 31, 2019 was $369.9 thousand, up 6.8% year-over-year, and our ASP in backlog as of March 31, 2019 has risen 2.8% versus the prior year quarter to $393.8 thousand; however, the dollar value of backlog decreased due to a decline in backlog units over the same period.

•
During the quarter ended March 31, 2019, we had an average active community count of 163, up 8.2% from the prior year quarter. We ended the current quarter with 166 active communities. We invested $139.9 million in land and land development during the current quarter compared to $143.4 million in the prior year quarter. We expect our spending on land and land development activities to lead to continued growth in community count. We continually evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended March 31, 2019 was 19.8%, down from 21.3% in the prior year quarter. For the trailing 12 months ended March 31, 2019, this adjusted gross margin was 20.7%. In some of our markets, we have experienced pricing pressures and increased incentives due to a softening of demand that began in early fiscal 2019. We have also experienced cost pressures in land, labor, and materials driven by a variety of factors including the location and structure of our land deals, the availability of materials and labor, and shifts in community mix, including an increasing number of closings from recently activated assets formerly classified as land held for future development which generally have lower margins. We continue to take action to mitigate these cost pressures through our efforts to reduce construction costs, improve cycle time, and raise home prices where possible.

•
SG&A for the quarter ended March 31, 2019 was 12.7% of total revenue compared to 12.8% in the prior year quarter. SG&A for the trailing 12 months ended March 31, 2019 was 11.7% of total revenue, a decrease of 40 basis points from the trailing 12 months ended March 31, 2018. The decrease in SG&A as a percentage of total revenue was due to our continued focus on improving overhead cost management in relation to our revenue growth.

•
Capital efficiency, debt reduction, and share repurchases. We continue to employ a number of strategies to improve capital efficiency, including use of option contracts, acquisition of shorter duration land parcels, and activation of previously land held for future development communities. In addition, our Board of Directors approved a share repurchase program that authorizes us to repurchase up to $50.0 million of our outstanding common stock. As part of this program, we repurchased $7.5 million of our common stock during the current quarter, bringing the total repurchases for the six months ended March 31, 2019 to $24.0 million. As previously announced, we intend to repurchase or redeem debt in an amount in excess of our share repurchases by the end of the current fiscal year, consistent with our ongoing objective of reducing debt and cash interest expense (see the notes to our condensed consolidated financial statements in this Form 10-Q for further discussion of our share repurchases and outstanding borrowings). We may change our allocation of capital, including the level of debt and share repurchases and inventory investment, in response to and in consideration of market and business conditions, strategic opportunities, compliance with our debt agreements, and other factors.

Seasonal and Quarterly Variability
Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and six months ended March 31, 2019 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2019	2018	2019	2018
Revenue:
Homebuilding	$420,945	$441,115	$821,927	$808,869
Land sales and other	315	14,063	1,373	18,798
Total	$421,260	$455,178	$823,300	$827,667
Gross (loss) profit:
Homebuilding	$(44,148)	$74,366	$16,471	$134,598
Land sales and other	(38,532)	711	(38,496)	1,308
Total	$(82,680)	$75,077	$(22,025)	$135,906
Gross margin:
Homebuilding	(10.5)%	16.9%	2.0%	16.6%
Land sales and other (a)	(12,232.4)%	5.1%	(2,803.8)%	7.0%
Total	(19.6)%	16.5%	(2.7)%	16.4%
Commissions	$15,998	$17,334	$31,735	$31,690
General and administrative expenses (G&A)	$37,372	$40,852	$76,014	$78,137
SG&A (commissions plus G&A) as a percentage of total revenue	12.7%	12.8%	13.1%	13.3%
G&A as a percentage of total revenue	8.9%	9.0%	9.2%	9.4%
Depreciation and amortization	$2,900	$3,066	$5,670	$5,573
Operating (loss) income	$(138,950)	$13,825	$(135,444)	$20,506
Operating (loss) income as a percentage of total revenue	(33.0)%	3.0%	(16.5)%	2.5%
Effective tax rate (b)	27.5%	8.0%	31.0%	(1,108.8)%
Equity in income of unconsolidated entities	$81	$256	$17	$155
(Gain) loss on extinguishment of debt	$(216)	$—	$(216)	$25,904
(a) Calculated as land sales and other gross (loss) profit divided by land sales and other revenue. Land sales and other gross margin is shown as a significant negative percentage for the three and six months ended March 31, 2019 due to the $38.6 million of impairments related to land held for sale assets during the current quarter.
(b) Calculated as tax (benefit) expense for the period divided by (loss) income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax (benefit) expense is not always directly correlated to the amount of pretax (loss) income for the associated periods.

EBITDA: Reconciliation of Net (Loss) Income to Adjusted EBITDA
Reconciliation of Adjusted EBITDA to total company net (loss) income, the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position, and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
The following table reconciles our net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31, (a)
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18	2019	2018	19 vs 18
Net (loss) income	$(100,862)	$11,558	$(112,420)	$(93,551)	$(119,389)	$25,838	$(19,537)	$(78,612)	$59,075
(Benefit) expense from income taxes	(38,168)	993	(39,161)	(42,092)	108,972	(151,064)	(56,691)	118,665	(175,356)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	32,336	19,655	12,681	49,774	36,131	13,643	106,756	89,488	17,268
Interest expense not qualified for capitalization	597	1,650	(1,053)	839	5,085	(4,246)	1,079	11,423	(10,344)
EBIT	(106,097)	33,856	(139,953)	(85,030)	30,799	(115,829)	31,607	140,964	(109,357)
Depreciation and amortization and stock-based compensation amortization	5,080	5,664	(584)	9,964	10,781	(817)	23,248	22,600	648
EBITDA	(101,017)	39,520	(140,537)	(75,066)	41,580	(116,646)	54,855	163,564	(108,709)
(Gain) loss on extinguishment of debt	(216)	—	(216)	(216)	25,904	(26,120)	1,719	22,971	(21,252)
Inventory impairments and abandonments (b)	133,819	—	133,819	134,711	450	134,261	139,249	2,557	136,692
Joint venture impairment and abandonment charges	—	—	—	—	—	—	341	—	341
Adjusted EBITDA	$32,586	$39,520	$(6,934)	$59,429	$67,934	$(8,505)	$196,164	$189,092	$7,072
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.” During the three, six, and twelve months ended March 31, 2019, we impaired capitalized interest of $13.8 million, $13.9 million, and $15.9 million, respectively, compared to capitalized interest impairments of less than $0.1 million for the three, six, and twelve months ended March 31, 2018.

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2019	2018	19 vs 18	2019	2018
West	806	906	(11.0)%	15.2%	13.7%
East	334	321	4.0%	15.0%	18.5%
Southeast	458	452	1.3%	12.9%	14.2%
Total	1,598	1,679	(4.8)%	14.5%	14.9%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2019	2018	19 vs 18	2019	2018
West	1,325	1,440	(8.0)%	16.8%	15.5%
East	535	580	(7.8)%	17.3%	20.7%
Southeast	714	769	(7.2)%	15.7%	14.9%
Total	2,574	2,789	(7.7)%	16.6%	16.5%
Net new orders for the quarter ended March 31, 2019 decreased to 1,598, down 4.8% from the quarter ended March 31, 2018. The drop in net new orders was driven by a decrease in the absorption rate to 3.3 sales per community per month, down from 3.7 for the prior year quarter but equal to the Company's second quarter absorption rate over the previous five years. Average active communities increased to 163, up from 151 in the prior year quarter, and contributed to net new order growth in the East and Southeast segments during the period. The decline in net new orders in the West segment was primarily driven by a decline in average active communities in that region during the quarter. For the six months ended March 31, 2019, the decline in net new orders across all of our segments was driven by, among other things, affordability concerns that impacted buyers' willingness to commit to a home purchase, particularly in the first fiscal quarter of the year.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2019 and March 31, 2018:

	As of March 31,
	2019	2018	19 vs 18
Backlog Units:
West	976	1,141	(14.5)%
East	415	489	(15.1)%
Southeast	598	682	(12.3)%
Total	1,989	2,312	(14.0)%
Aggregate dollar value of homes in backlog (in millions)	$783.3	$885.4	(11.5)%
ASP in backlog (in thousands)	$393.8	$383.0	2.8%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of March 31, 2019 decreased 11.5% compared to the prior year quarter due to a 14.0% decline in backlog units, partially offset by a 2.8% increase in the ASP of homes in backlog. The decline in backlog units was due to beginning the quarter with fewer units in backlog as well as the aforementioned decrease in net new orders compared to the prior year quarter.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$210,430	$224,361	(6.2)%	$347.2	$344.1	0.9%	606	652	(7.1)%
East	93,751	103,731	(9.6)%	440.1	371.8	18.4%	213	279	(23.7)%
Southeast	116,764	113,023	3.3%	370.7	337.4	9.9%	315	335	(6.0)%
Total	$420,945	$441,115	(4.6)%	$371.2	$348.4	6.5%	1,134	1,266	(10.4)%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$419,374	$400,917	4.6%	$347.5	$340.3	2.1%	1,207	1,178	2.5%
East	181,516	189,419	(4.2)%	452.7	375.8	20.5%	401	504	(20.4)%
Southeast	221,037	218,533	1.1%	363.0	336.2	8.0%	609	650	(6.3)%
Total	$821,927	$808,869	1.6%	$370.7	$346.9	6.9%	2,217	2,332	(4.9)%
The increase in ASP across all segments for the three and six months ended March 31, 2019 was impacted primarily by a change in the mix of closings between geographies, products, and communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies as well as continued price appreciation in certain geographies. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of March 31, 2019.
We began both the current fiscal quarter and year with fewer units in backlog compared to the same periods a year ago, resulting in a decrease in closings across our East and Southeast segments for the three and six months ended March 31, 2019. Closings for the West segment were also down for the current quarter due to a lower beginning backlog but were up slightly for the year due to strong first quarter closings in our Las Vegas, Dallas, and Houston markets.
Homebuilding revenue decreased for the three months ended March 31, 2019 compared to the prior year quarter due to the decline in closings, partially offset by continued growth in ASP. Homebuilding revenue increased slightly for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 as our higher ASP offset the overall decrease in closings.

Homebuilding Gross (Loss) Profit and Gross Margin
The following tables present our homebuilding (HB) gross (loss) profit and gross margin by reportable segment and in total. In addition, such amounts are presented excluding inventory impairments and abandonments and interest amortized to cost of sales (COS). Homebuilding gross (loss) profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs, and inventory impairment and abandonment charges).

	Three Months Ended March 31, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$(49,821)	(23.7)%	$92,912	$43,091	20.5%	$—	$43,091	20.5%
East	16,432	17.5%	—	16,432	17.5%	—	16,432	17.5%
Southeast	20,201	17.3%	—	20,201	17.3%	—	20,201	17.3%
Corporate & unallocated	(30,960)		16,111	(14,849)		18,544	3,695
Total homebuilding	$(44,148)	(10.5)%	$109,023	$64,875	15.4%	$18,544	$83,419	19.8%

	Three Months Ended March 31, 2018
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$51,921	23.1%	$—	$51,921	23.1%	$—	$51,921	23.1%
East	19,489	18.8%	—	19,489	18.8%	—	19,489	18.8%
Southeast	19,522	17.3%	—	19,522	17.3%	—	19,522	17.3%
Corporate & unallocated	(16,566)		—	(16,566)		19,655	3,089
Total homebuilding	$74,366	16.9%	$—	$74,366	16.9%	$19,655	$94,021	21.3%

	Six Months Ended March 31, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$(5,961)	(1.4)%	$92,912	$86,951	20.7%	$—	$86,951	20.7%
East	30,828	17.0%	—	30,828	17.0%	—	30,828	17.0%
Southeast	34,306	15.5%	858	35,164	15.9%	—	35,164	15.9%
Corporate & unallocated	(42,702)		16,260	(26,442)		35,867	9,425
Total homebuilding	$16,471	2.0%	$110,030	$126,501	15.4%	$35,867	$162,368	19.8%

	Six Months Ended March 31, 2018
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$90,003	22.4%	$—	$90,003	22.4%	$—	$90,003	22.4%
East	35,925	19.0%	—	35,925	19.0%	—	35,925	19.0%
Southeast	38,100	17.4%	—	38,100	17.4%	—	38,100	17.4%
Corporate & unallocated	(29,430)		—	(29,430)		36,123	6,693
Total homebuilding	$134,598	16.6%	$—	$134,598	16.6%	$36,123	$170,721	21.1%

Overall homebuilding gross profit decreased by $118.5 million to a loss of $44.1 million for the three months ended March 31, 2019, compared to a profit of $74.4 million in the prior year quarter. The decrease in homebuilding gross profit was primarily driven by $109.0 million of impairment charges recognized on projects in progress in our Southern California market (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q). When excluding the impact of impairment and abandonment charges and interest, homebuilding gross profit decreased by $10.6 million compared to the prior year quarter, while homebuilding gross margin decreased by 150 basis points to 19.8%.
Overall homebuilding gross profit decreased by $118.1 million to $16.5 million for the six months ended March 31, 2019, compared to a profit of $134.6 million in the prior year period. The decrease in homebuilding gross profit was primarily driven by the above-mentioned impairment charges on projects in progress in our Southern California market during the current quarter. When excluding the impact of impairment and abandonment charges and interest, homebuilding gross profit decreased by $8.4 million compared to the prior year period, while home building margin decreased by 130 basis points to 19.8%.
The year-over-year change in gross margin for the three and six months ended March 31, 2019 is due to a variety of factors, including: (1) the mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including margin impact on homes closed during the current quarter; (3) increased focus on managing our house costs and improving cycle times; (4) fluctuations in discrete items in the current period such as warranty costs; (5) the impact of purchase accounting related to our acquisition of Venture Homes in July 2018; and (6) inventory impairments and abandonments. Going forward, our gross margin may continue to be impacted by several headwinds, including activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of some of our land purchase transactions, such as finished lot purchases, which tend to result in lower gross margin while increasing return on assets, and increasing land and direct homebuilding costs.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 11.0% and excluding interest and inventory impairments and abandonments, it was 20.7%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.6% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(3.4)%
Impact of interest amortized to COS related to these communities	5.6%
Pre-impairment turn gross margin, excluding interest amortization	2.2%
Impact of impairment turns	15.9%
Gross margin (post impairment turns), excluding interest amortization	18.1%
For a further discussion of our impairment policies and communities impaired during the current quarter, refer to Notes 2 and 5 of the notes to the condensed consolidated financial statements in this Form 10-Q.
Land Sales and Other Revenue and Gross (Loss) Profit
Land sales relate to land and lots sold that do not fit within our homebuilding programs and strategic plans in certain markets. In some periods, we also have other revenue related to broker fees as well as fees received for general contractor services that we perform on behalf of third parties. The following table summarizes our land sales and other revenue and related gross (loss) profit by reportable segment for the periods presented:

	Land Sales and Other Revenue			Land Sales and Other Gross (Loss) Profit
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$—	$10,149	$(10,149)	$(37,963)	$583	$(38,546)
East	315	3,681	(3,366)	56	108	(52)
Southeast	—	233	(233)	—	20	(20)
Corporate and unallocated (a)	—	—	—	(625)	—	(625)
Total	$315	$14,063	$(13,748)	$(38,532)	$711	$(39,243)

	Land Sales and Other Revenues			Land Sales and Other Gross (Loss) Profit
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$—	$11,564	$(11,564)	$(37,963)	$946	$(38,909)
East	1,296	6,846	(5,550)	96	321	(225)
Southeast	77	388	(311)	(4)	51	(55)
Corporate and unallocated (a)	—	—	—	(625)	(10)	(615)
Total	$1,373	$18,798	$(17,425)	$(38,496)	$1,308	$(39,804)
(a) Corporate and unallocated includes interest and indirects related to land sold that was expensed.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three and six months ended March 31, 2019 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

In addition, during the three and six months ended March 31, 2019, we recognized $38.6 million of impairment charges in our West segment related to land held for sale assets California. While steps to initiate planned sales of land held for sale assets have been taken, the timing of completion of such asset dispositions is unknown. Please see Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details.
Operating (Loss) Income
The table below summarizes operating (loss) income by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$(107,018)	$31,715	$(138,733)	$(82,757)	$52,825	$(135,582)
East	6,929	8,926	(1,997)	12,324	16,322	(3,998)
Southeast	7,324	7,897	(573)	8,704	14,807	(6,103)
Corporate and Unallocated (a)	(46,185)	(34,713)	(11,472)	(73,715)	(63,448)	(10,267)
Operating (loss) income (b)	$(138,950)	$13,825	$(152,775)	$(135,444)	$20,506	$(155,950)
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirects, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating (loss) income was impacted by impairment charges incurred during the periods presented (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q).
Our operating income decreased by $152.8 million to a loss of $139.0 million for the three months ended March 31, 2019, compared to income of $13.8 million for the three months ended March 31, 2018, driven primarily by the previously discussed decline in gross profit due to current period impairment charges, partially offset by lower SG&A costs compared to the prior year quarter. Both commissions and G&A as a percentage of total revenue declined by 10 basis points year-over-year.
For the six months ended March 31, 2019, operating income decreased by $156.0 million to a loss of $135.4 million, compared to income in the prior year period of $20.5 million. The decrease was primarily driven by the previously discussed decline in gross profit due to current period impairment charges, partially offset by slightly lower SG&A costs compared to the prior year period. Commissions as a percentage of revenue remained flat and G&A declined as a percentage of total revenue by 20 basis points year-over-year.
Below operating (loss) income, we had two noteworthy year-over-year fluctuations as follows: (1) for the three and six months ended March 31, 2019, we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest costs not qualified for capitalization; and (2) we recorded a gain on extinguishment of debt of $0.2 million during the current six month period compared to a $25.9 million loss on the extinguishment of debt in the prior year period due to the management of our debt portfolio. See Note 6 and Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
Income Taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against a portion of our deferred tax assets. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax (benefit) expense was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in fiscal 2016, the Company began using an annualized effective tax rate in interim periods to determine its income tax (benefit) expense, which we believe more closely correlates with our periodic pretax income or loss. The annualized effective tax rate will continue to be impacted by discrete tax items.
Our current fiscal year-to-date income tax benefit was primarily driven by the loss from continuing operations, which includes the current quarter impairment on projects in progress and land held for sale assets, and the completion of work necessary to claim $5.4 million in tax credits related to our prior fiscal years. The tax expense for the six months ended March 31, 2018 was primarily driven by the remeasurement of our deferred tax assets that resulted from the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017, partially offset by the loss in earnings from continuing operations in the current fiscal year. Refer to Note 10 of the notes to our condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.

Three Months Ended March 31, 2019 as compared to 2018
West Segment: Homebuilding revenue decreased by 6.2% for the three months ended March 31, 2019 compared to the prior year quarter due to a 7.1% decrease in closings, partially offset by a 0.9% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $101.7 million from 23.1% to (23.7)%. The decrease in gross profit was primarily due to the previously discussed impairment charges during the period as well as a decline in homebuilding gross margin for non-impaired communities. Excluding impairments, homebuilding gross margin decreased to 20.5%, down from 23.1% in the prior year quarter. The decrease in gross margin was driven primarily by a combination of increased incentives and direct construction costs. The $138.7 million decrease in operating income compared to the prior year quarter was due to the aforementioned impairment charges, partially offset by a decrease in commission expense on lower homebuilding revenue and a slight decrease in G&A expense (see Note 5 of the notes to our condensed consolidated financial statements for additional discussion of our impairment activity).
East Segment: Homebuilding revenue decreased by 9.6% for the three months ended March 31, 2019 compared to the prior year quarter due to a 23.7% decrease in closings, partially offset by a 18.4% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $3.1 million primarily due to the decline in closings and lower gross margin, which decreased from 18.8% to 17.5%. The decrease in gross margin was driven primarily by a combination of increased incentives and direct construction costs. The $2.0 million decrease in operating income compared to the prior year quarter resulted primarily from the previously discussed decrease in gross margin partially offset by lower commissions and G&A expenses in the segment.
Southeast Segment: Homebuilding revenue increased by 3.3% for the three months ended March 31, 2019 compared to the prior year quarter due to a 9.9% increase in ASP, partially offset by a 6.0% decrease in closings. Compared to the prior year quarter, homebuilding gross profit increased by $0.7 million due to the slight increase in homebuilding revenue combined with flat gross margin growth. The decrease in operating income of $0.6 million compared to the prior year quarter primarily resulted from a slight increase in G&A expenses due to business growth within the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest and capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2019, corporate and unallocated net costs increased by $11.5 million from the prior year quarter. The increase was primarily due to (1) a $16.7 million write off of capitalized interest and indirect costs related to the impairment of assets in the West segment; partially offset by (2) lower G&A costs due to a decline in business activity and (3) an increase in the proportion of interest and indirect costs capitalized to inventory within our respective operating segments, resulting in a decrease to interest expense not qualified for capitalization.
Six Months Ended March 31, 2019 as compared to 2018
West Segment: Homebuilding revenue increased by 4.6% for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to a 2.5% increase in closings and an increase in ASP of 2.1%. Compared to the prior year period, homebuilding gross margin decreased by $96.0 million from 22.4% to (1.4)%. The decrease in gross margin was primarily due to the previously discussed impairment charges during the period as well as a decline in homebuilding gross margin for non-impaired communities. Excluding impairments, homebuilding gross margin decreased from 20.7%, down from 22.4% in the prior year quarter. The decrease in gross margin was driven primarily by a combination of increased incentives and direct construction costs. The $135.6 million year-over-year decrease in operating income was due to the aforementioned impairment charges as well as an increase in commission expense on higher homebuilding revenue and slightly higher G&A costs (see Note 5 of the notes to our condensed consolidated financial statements for additional discussion of our impairment activity).
East Segment: Homebuilding revenue decreased by 4.2% for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to a 20.4% decrease in closings, partially offset by a 20.5% increase in ASP. Compared to the prior year period, homebuilding gross profit decreased by $5.1 million due to the decline in homebuilding revenue and a decline in homebuilding gross margin, from 19.0% to 17.0%. Gross margin decreased primarily due to a combination of increased incentives and direct construction costs. The $4.0 million decrease in operating income compared to the prior year period resulted primarily from the previously discussed decrease in gross margin, partially offset by lower commission and G&A expenses in the segment.
Southeast Segment: Homebuilding revenue increased by 1.1% for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to a 8.0% increase in ASP, partially offset by a 6.3% decrease in closings. Compared to the prior year period, homebuilding gross profit decreased by $3.8 million over the same period due to the decline in gross margin from 17.4% to 15.5%. The gross margin decline was driven in part by a shift in product and community mix, a $0.9 million impairment during the first quarter of fiscal 2019, and the impact of purchase accounting related to our acquisition of Venture Homes. The $6.1 million decrease in operating income compared to the prior year period was driven by the aforementioned decline in gross margin as well as slightly higher G&A costs during the current year period.

Corporate and Unallocated: For the six months ended March 31, 2019, corporate and unallocated net costs increased by $10.3 million over the prior year period. The increase was primarily due to (1) a $16.9 million write off of capitalized interest and indirect costs related to the impairment of assets in the West and Southeast segments; partially offset by (2) lower G&A costs due to a decline in business activity and (3) an increase in the proportion of interest and indirect costs capitalized to inventory within our respective operating segments, resulting in a decrease to interest expense not qualified for capitalization.
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
Cash, cash equivalents, and restricted cash decreased as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2019	2018
Cash used in operating activities	$(83,034)	$(116,185)
Cash used in investing activities	(15,502)	(8,304)
Cash provided by (used in) financing activities	43,926	(8,550)
Net decrease in cash, cash equivalents, and restricted cash	$(54,610)	$(133,039)
Operating Activities
Net cash used in operating activities was $83.0 million for the six months ended March 31, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by a loss from continuing operations before income taxes of $135.6 million, which included $158.3 million of non-cash charges, a net increase in non-inventory working capital balances of $17.2 million, and an increase in inventory of $88.5 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash used in operating activities was $116.2 million for the six months ended March 31, 2018, primarily driven by loss from continuing operations before income taxes of $9.8 million, which included $14.1 million of non-cash charges, a net decrease in non-inventory working capital balances of $13.0 million, and an increase in inventory of $132.7 million resulting from land and house construction spending (including approximately $29.0 million related to the Bill Clark Homes asset purchase).
Investing Activities
Net cash used in investing activities for the six months ended March 31, 2019 and March 31, 2018, was $15.5 million and $8.3 million, respectively, primarily driven in both periods by capital expenditures for model homes. During the six months ended March 31, 2019, the use of cash from investing activities also included $4.1 million related to the final payment for the Venture Homes acquisition.
Financing Activities
Net cash provided by financing activities was $43.9 million for the six months ended March 31, 2019 driven by net borrowings under the Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, the repayment of a portion of our 2023 and 2025 Senior Notes, and the payment of debt issuance costs.
Net cash used in financing activities was $8.6 million for the six months ended March 31, 2018 due to the repayment of certain debt issuances (including a portion of our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2027, offset by the proceeds from the same 2027 Notes, and tax payments for stock-based compensation awards vesting.

Financial Position
As of March 31, 2019, our liquidity position consisted of the following:

•	$86.4 million in cash and cash equivalents;

•	$135.0 million of remaining capacity under the Credit Facility; and

•	$12.2 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, we maintain the Facility, which had a total capacity of $210.0 million and an available capacity of $135.0 million as of March 31, 2019 after considering our outstanding borrowings backed by the Facility of $75.0 million. We had no letters of credit outstanding under the Facility as of March 31, 2019.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $10.9 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $11.1 million.
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
Stock Repurchases and Dividends Paid
During November 2018, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $50.0 million of our outstanding common stock. As part of this program, we repurchased 0.7 million shares of our common stock for $7.5 million during the current quarter, bringing the total repurchases for the six months ended March 31, 2019 to 2.2 million shares for $24.0 million. The average price of shares repurchased was $11.53 and $10.89 for the three and six months ended March 31, 2019, respectively. As of March 31, 2019, the remaining availability of the share repurchase program was $26.0 million. The Company made no share repurchases in the prior year.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the six months ended March 31, 2019 or 2018.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
As of March 31, 2019, we controlled 22,383 lots. We owned 76.0%, or 17,001 of these lots, and 5,382 of these lots, or 24.0%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $78.0 million as of March 31, 2019. The total remaining purchase price, net of cash deposits, committed under all options was $386.9 million as of March 31, 2019. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of March 31, 2019, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding performance bonds of approximately $271.6 million as of March 31, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of March 31, 2019, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Critical Accounting Policies
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2018 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), homebuilding revenue and costs, warranty reserves, and income tax valuation allowances and ownership changes. With the exception of the adoption of Accounting Standards Codification Topic 606 as discussed below, there have been no significant changes to our critical accounting policies during the six months ended March 31, 2019 as compared to the significant accounting policies described in our 2018 Annual Report.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events or results, and it is possible that such events or results described in this Form 10-Q will not occur or be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases.
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as Part II, Item 1A of this Form 10-Q. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

•
economic changes nationally or in local markets, changes in consumer confidence, wage levels, declines in employment levels, inflation or increases in the quantity and decreases in the price of new homes and resale homes on the market;

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

•
the availability and cost of land and the risks associated with the future value of our inventory, such as asset impairment charges we took on select California assets during the second quarter of fiscal 2019;

•	estimates related to homes to be delivered in the future (backlog) are imprecise, as they are subject to various cancellation risks that cannot be fully controlled;

•
increases in mortgage interest rates, increased disruption in the availability of mortgage financing, changes in tax laws or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes or an increased number of foreclosures;

•
our allocation of capital and the cost of and ability to access capital, due to factors such as limitations in the capital markets or adverse credit market conditions, and ability to otherwise meet our ongoing liquidity needs, including the impact of any downgrades of our credit ratings or liquidity levels;

•	our ability to reduce our outstanding indebtedness and to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	our ability to implement and complete our capital allocation plans, including our share and debt repurchase programs;

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	natural disasters or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	the potential recoverability of our deferred tax assets;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2019, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2019 was $1.13 billion, compared to a carrying value of $1.16 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.13 billion to $1.18 billion as of March 31, 2019.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018.
Item 6. Exhibits

10.1
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of February 20, 2019, among the Company, as borrower, the lenders and Issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, acting as agent, and the other parties signatory thereto.

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

Date:	May 2, 2019	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer