Form 10-Q
period 2019-06-30
BEAZER HOMES USA INC
filed 2019-08-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12822
_____________________________________________________________
BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________

DELAWARE	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Abernathy Road, Suite 260, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
(770) 829-3700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BZH	New York Stock Exchange
 _____________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Number of shares of common stock outstanding as of July 26, 2019: 30,954,813

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2019	September 30, 2018
ASSETS
Cash and cash equivalents	$68,491	$139,805
Restricted cash	16,293	13,443
Accounts receivable (net of allowance of $358 and $378, respectively)	20,287	24,647
Owned inventory	1,702,724	1,692,284
Investments in unconsolidated entities	3,941	4,035
Deferred tax assets, net	258,713	213,955
Property and equipment, net	28,276	20,843
Goodwill	11,376	9,751
Other assets	10,178	9,339
Total assets	$2,120,279	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$152,441	$126,432
Other liabilities	117,635	126,389
Total debt (net of premium of $2,061 and $2,640, respectively, and debt issuance costs of $12,027 and $14,336, respectively)	1,316,367	1,231,254
Total liabilities	1,586,443	1,484,075
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,047,607 issued and outstanding and 33,522,046 issued and outstanding, respectively)	31	34
Paid-in capital	851,786	880,025
Accumulated deficit	(317,981)	(236,032)
Total stockholders’ equity	533,836	644,027
Total liabilities and stockholders’ equity	$2,120,279	$2,128,102

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2019	2018	2019	2018
Total revenue	$482,738	$511,521	$1,306,038	$1,339,188
Home construction and land sales expenses	410,974	428,109	1,107,681	1,119,870
Inventory impairments and abandonments	—	168	148,618	168
Gross profit	71,764	83,244	49,739	219,150
Commissions	18,230	19,535	49,965	51,225
General and administrative expenses	40,749	42,473	116,763	120,610
Depreciation and amortization	3,242	3,656	8,912	9,229
Operating income (loss)	9,543	17,580	(125,901)	38,086
Equity in income of unconsolidated entities	299	147	316	302
Gain (loss) on extinguishment of debt	358	—	574	(25,904)
Other expense, net	(755)	(30)	(1,134)	(4,628)
Income (loss) from continuing operations before income taxes	9,445	17,697	(126,145)	7,856
(Benefit) expense from income taxes	(2,180)	4,268	(44,260)	113,386
Income (loss) from continuing operations	11,625	13,429	(81,885)	(105,530)
Loss from discontinued operations, net of tax	(23)	(20)	(64)	(450)
Net income (loss)	$11,602	$13,409	$(81,949)	$(105,980)
Weighted average number of shares:
Basic	30,250	32,147	30,926	32,113
Diluted	30,489	32,726	30,926	32,113
Basic income (loss) per share:
Continuing operations	$0.38	$0.42	$(2.65)	$(3.29)
Discontinued operations	—	—	—	(0.01)
Total	$0.38	$0.42	$(2.65)	$(3.30)
Diluted income (loss) per share:
Continuing operations	$0.38	$0.41	$(2.65)	$(3.29)
Discontinued operations	—	—	—	(0.01)
Total	$0.38	$0.41	$(2.65)	$(3.30)

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended June 30, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net loss and comprehensive loss	—	—	—	(81,949)	(81,949)
Amortization of nonvested stock awards	—	—	7,993	—	7,993
Exercises of stock options	27	—	278	—	278
Shares issued under employee stock plans, net	914	—	—	—	—
Forfeiture of restricted stock	(36)	—	—	—	—
Common stock redeemed for tax liability	(179)	—	(1,889)		(1,889)
Share repurchases	(3,200)	(3)	(34,621)	—	(34,624)
Balance as of June 30, 2019	31,048	$31	$851,786	$(317,981)	$533,836

	Three Months Ended June 30, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2019	32,044	$32	$858,709	$(329,583)	$529,158
Net income and comprehensive income	—	—	—	11,602	11,602
Amortization of nonvested stock awards	—	—	3,699	—	3,699
Shares issued under employee stock plans, net	4	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—
Common stock redeemed for tax liability	—	—	(3)	—	(3)
Share repurchases	(994)	(1)	(10,619)	—	(10,620)
Balance as of June 30, 2019	31,048	$31	$851,786	$(317,981)	$533,836

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended June 30, 2018
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2017	33,516	$34	$873,063	$(190,657)	$682,440
Net loss and comprehensive loss	—	—	—	(105,980)	(105,980)
Amortization of nonvested stock awards	—	—	7,692	—	7,692
Exercises of stock options	8	—	62	—	62
Shares issued under employee stock plans, net	443	—	—	—	—
Forfeiture of restricted stock	(210)	—	—	—	—
Common stock redeemed for tax liability	(79)	—	(1,565)	—	(1,565)
Other activity	—	—	18	—	18
Balance as of June 30, 2018	33,678	$34	$879,270	$(296,637)	$582,667

	Three Months Ended June 30, 2018
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2018	33,628	$34	$876,978	$(310,046)	$566,966
Net income and comprehensive income	—	—	—	13,409	13,409
Amortization of nonvested stock awards	—	—	2,484	—	2,484
Exercises of stock options	6	—	49	—	49
Shares issued under employee stock plans, net	66	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—
Common stock redeemed for tax liability	(16)	—	(241)	—	(241)
Balance as of June 30, 2018	33,678	$34	$879,270	$(296,637)	$582,667

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2019	2018
Cash flows from operating activities:
Net loss	$(81,949)	$(105,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,912	9,229
Stock-based compensation expense	7,993	7,692
Inventory impairments and abandonments	148,618	618
Deferred and other income tax (benefit) expense	(44,758)	112,752
Gain on sale of fixed assets	(142)	(207)
Change in allowance for doubtful accounts	(20)	62
Equity in income of unconsolidated entities	(315)	(329)
Cash distributions of income from unconsolidated entities	409	331
Non-cash (gain) loss on extinguishment of debt	(574)	3,173
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,380	8,256
(Increase) in income tax receivable	—	(31)
(Increase) in inventory	(156,472)	(222,304)
(Increase) in other assets	(776)	(3,469)
Increase in trade accounts payable	26,009	39,651
(Decrease) increase in other liabilities	(5,520)	17,080
Net cash used in operating activities	(94,205)	(133,476)
Cash flows from investing activities:
Capital expenditures	(16,365)	(13,894)
Proceeds from sale of fixed assets	162	226
Acquisition, net of cash acquired	(4,088)	—
Investments in unconsolidated entities	—	(421)
Return of capital from unconsolidated entities	—	176
Net cash used in investing activities	(20,291)	(13,913)
Cash flows from financing activities:
Repayment of debt	(22,333)	(401,509)
Proceeds from issuance of new debt	—	400,000
Repayment of borrowings from credit facility	(235,000)	(75,000)
Borrowings from credit facility	340,000	75,000
Debt issuance costs	(400)	(5,743)
Repurchase of common stock	(34,624)	—
Tax payments for stock-based compensation awards	(1,889)	(1,565)
Stock option exercises	278	62
Net cash provided by (used in) financing activities	46,032	(8,755)
Decrease in cash, cash equivalents, and restricted cash	(68,464)	(156,144)
Cash, cash equivalents, and restricted cash at beginning of period	153,248	304,609
Cash, cash equivalents, and restricted cash at end of period	$84,784	$148,465

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Our net income (loss) is equivalent to our comprehensive income (loss), so we have not presented a separate statement of comprehensive income (loss).
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
Business Combinations
On July 13, 2018, the Company acquired substantially all of the assets, operations, and certain assumed liabilities of Venture Homes, a leading private homebuilder in the Atlanta market, for a purchase price of $61.3 million, net of cash acquired. The acquired assets consisted of more than 1,100 total owned or controlled lots within 27 single-family communities in the greater Atlanta metropolitan area. The acquired lots included a backlog of 48 homes and 6 model homes. The acquired assets and liabilities were recorded at their estimated fair values and resulted in inventory of $55.2 million and goodwill of $11.4 million, and other assets of $0.4 million as well as accounts payable of $5.5 million and other liabilities of $0.2 million.

Share Repurchase Program
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company has repurchased common stock during fiscal 2019 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. Under an ASR agreement, the Company pays a specified amount to a third party financial institution and receives an initial delivery of shares of common stock. This initial delivery of shares represents the minimum number of shares the Company expects to receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares, with the final number of shares delivered determined with reference to the volume weighted average price per share of our common stock over the term of the agreement, less a negotiated discount. The transactions are accounted for as equity transactions with shares received reflected as an immediate reduction in the weighted average common shares calculation for basic and diluted earnings per share.
The following table presents information regarding ASR agreements entered into during fiscal 2019 (in millions, except per share data).

Agreement Date	Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Per Share
November 2018	December 2018	$16.5	1.3	0.3	1.6	$10.62
May 2019	July 2019	10.0	0.9	0.1	1.0	9.87
In addition to shares repurchased under ASR agreements, the Company repurchased 0.1 million shares of common stock through open market transactions for $0.6 million at an average price per share of $9.54 during the three months ended June 30, 2019, bringing total share repurchases through open market transactions and 10b5-1 plans during fiscal 2019 to 0.7 million shares for $8.1 million at an average price per share of $11.35.
All shares have been retired upon repurchase during fiscal 2019. The aggregate reduction to stockholders’ equity related to share repurchases during the three and nine months ending June 30, 2019 was $10.6 million and $34.6 million, respectively. As of June 30, 2019, the remaining availability of the share repurchase program was $15.4 million. The Company made no share repurchases in the prior year.
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

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met

The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Homebuilding revenue	$482,316	$506,964	$1,304,243	$1,315,833
Land sales and other revenue	422	4,557	1,795	23,355
Total revenue (a)	$482,738	$511,521	$1,306,038	$1,339,188
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, and are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $19.7 million and $14.9 million as of June 30, 2019 and September 30, 2018, respectively. Of the customer liabilities outstanding as of September 30, 2018, $1.0 million and $13.4 million were recognized in revenue during the three and nine months ended June 30, 2019, respectively, upon closing of the related homes.
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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2019	2018
Supplemental disclosure of cash activity:
Interest payments	$64,648	$60,025
Income tax payments	568	495
Tax refunds received	12	39
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$68,491	$136,298
Restricted cash	16,293	12,167
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$84,784	$148,465
(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of June 30, 2019, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of June 30, 2019 and September 30, 2018:

in thousands	June 30, 2019	September 30, 2018
Investment in unconsolidated entities	$3,941	$4,035
Total equity of unconsolidated entities	3,553	10,113
Total outstanding borrowings of unconsolidated entities	13,229	12,266

Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Equity in income of unconsolidated entities	$299	$147	$316	$302
For the three and nine months ended June 30, 2019 and 2018, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2019 and September 30, 2018, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2019 and 2018, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of June 30, 2019, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.
(5) Inventory
The components of our owned inventory are as follows as of June 30, 2019 and September 30, 2018:

in thousands	June 30, 2019	September 30, 2018
Homes under construction	$679,181	$476,752
Development projects in progress	753,048	907,793
Land held for future development	28,531	83,173
Land held for sale	13,352	7,781
Capitalized interest	148,825	144,645
Model homes	79,787	72,140
Total owned inventory	$1,702,724	$1,692,284
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 185 (with a cost of $62.6 million) and 240 (with a cost of $84.8 million) substantially completed homes that were not subject to a sales contract (spec homes) as of June 30, 2019 and September 30, 2018, respectively.
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

Total owned inventory by reportable segment is presented in the table below as of June 30, 2019 and September 30, 2018:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2019
West Segment	$773,121	$3,483	$5,750	$782,354
East Segment	297,575	14,077	4,511	316,163
Southeast Segment	379,361	10,971	3,091	393,423
Corporate and unallocated (b)	210,784	—	—	210,784
Total	$1,660,841	$28,531	$13,352	$1,702,724
September 30, 2018
West Segment	$763,453	$58,125	$—	$821,578
East Segment	280,761	14,077	4,580	299,418
Southeast Segment	358,126	10,971	3,177	372,274
Corporate and unallocated (b)	198,990	—	24	199,014
Total	$1,601,330	$83,173	$7,781	$1,692,284
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
For the quarter ended June 30, 2019, there were five communities on our quarterly watch list; three in the West segment, one in the East, and one in the Southeast segment. However, none of these communities required further analysis to be performed after considering certain quantitative and qualitative factors.
For the quarter ended June 30, 2018, there were four communities on our quarterly watch list; two in the West segment and two in the Southeast segment. However, none of these communities required further analysis to be performed after considering certain quantitative and qualitative factors.

The table below presents, by reportable segment, details of the impairment charges taken on projects in progress for the nine months ended June 30, 2019. No impairments on projects in progress were recognized during the three months ended June 30, 2019 or the three and nine months ended June 30, 2018.

	Results of Impairment Analyses
$ in thousands	Nine Months Ended
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at time of Impairment
June 30, 2019
West	9	839	$92,912	$69,449
Southeast	1	15	858	1,367
Corporate and unallocated (a)	—	—	16,260	14,166
Total	10	854	$110,030	$84,982
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

The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2019	2018	2019	2018
Projects in Progress:
West	$—	$—	$92,912	$—
Southeast	—	—	858	—
Corporate and unallocated (a)	—	—	16,260	—
Total impairment charges on projects in progress	$—	$—	$110,030	$—
Land Held for Sale:
West (b)	$—	$—	$37,963	$—
East	—	168	—	168
Corporate and unallocated (a)	—	—	625	—
Total impairment charges on land held for sale	$—	$168	$38,588	$168
Discontinued Operations:
Land Held for Sale	$—	$—	$—	$450
Total impairment and abandonment charges	$—	$168	$148,618	$618
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
(b) Land held for sale impairments during the nine months ended June 30, 2019 related to six communities representing 732 lots in California that were impaired in the second quarter of fiscal 2019. Two of these parcels were sold in July for amounts approximately equal to their carrying costs. While steps to initiate planned sales of our remaining land held for sale assets have been taken, the timing of completion of such asset dispositions is unknown.
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
The table below presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the nine months ended June 30, 2019. No impairments were recognized during the three months ended June 30, 2019.

$ in thousands	Nine Months Ended
Unobservable Inputs	June 30, 2019
Average selling price	$350 to $615
Closings per community per month	1 - 4
Discount rate	14.7% - 16.8%

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
The following table provides a summary of our interests in lot option agreements as of June 30, 2019 and September 30, 2018:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of June 30, 2019
Unconsolidated lot option agreements	$75,740	$389,772
As of September 30, 2018
Unconsolidated lot option agreements	$72,191	$383,150
(6) Interest
Interest capitalized during the three and nine months ended June 30, 2019 and 2018 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2019	2018	2019	2018
Capitalized interest in inventory, beginning of period	$144,756	$149,034	$144,645	$139,203
Interest incurred	26,782	25,803	77,506	76,850
Capitalized interest impaired	—	—	(13,907)	—
Interest expense not qualified for capitalization and included as other expense (a)	(961)	(205)	(1,800)	(5,290)
Capitalized interest amortized to home construction and land sales expenses (b)	(21,752)	(22,450)	(57,619)	(58,581)
Capitalized interest in inventory, end of period	$148,825	$152,182	$148,825	$152,182
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

(7) Borrowings
The Company's debt, net of premiums, discounts, and unamortized debt issuance costs consisted of the following as of June 30, 2019 and September 30, 2018:

in thousands	Maturity Date	June 30, 2019	September 30, 2018
8 3/4% Senior Notes	March 2022	$500,000	$500,000
7 1/4% Senior Notes	February 2023	23,603	24,834
6 3/4% Senior Notes	March 2025	229,555	250,000
5 7/8% Senior Notes	October 2027	400,000	400,000
Unamortized debt premium, net		2,061	2,640
Unamortized debt issuance costs		(12,027)	(14,336)
Total Senior Notes, net		1,143,192	1,163,138
Junior Subordinated Notes (net of unamortized accretion of $35,220 and $36,770, respectively)	July 2036	65,553	64,003
Revolving Credit Facility	February 2021	105,000	—
Other Secured Notes payable	Various Dates	2,622	4,113
Total debt, net		$1,316,367	$1,231,254
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
As of June 30, 2019, $105.0 million of borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $105.0 million. As of September 30, 2018, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $200.0 million. The Facility requires compliance with certain covenants, including negative covenants and financial maintenance covenants. As of June 30, 2019, the Company was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of June 30, 2019 and September 30, 2018, the Company had letters of credit outstanding under these additional facilities of $14.5 million and $10.4 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of June 30, 2019, the total stated amount of performance letters of credit issued under the reimbursement agreement was $34.7 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company is in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2019.
During the three months ended June 30, 2019, the Company redeemed $16.6 million of the 6.75% unsecured Senior Notes due March 2025 using cash on hand, resulting in a gain on extinguishment of debt of $0.4 million, which was net of a $0.2 million non-cash write-off of debt issuance costs.
During the nine months ended June 30, 2019, the Company redeemed $1.2 million and $20.4 million of the 7.25% unsecured Senior Notes due February 2023 and 6.75% unsecured Senior Notes due March 2025, respectively, using cash on hand, resulting in a gain on extinguishment of debt of $0.6 million, which was net of a $0.3 million non-cash write-off of debt issuance costs.
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
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 5.03% as of June 30, 2019 (because the rate on the portion of the Junior Subordinated Notes that was modified, as discussed below, is subject to a floor). The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2019, the unamortized accretion was $35.2 million and will be amortized over the remaining life of the notes. As of June 30, 2019, the Company was in compliance with all covenants under the Junior Subordinated Notes.
Other Secured Notes Payable
The Company periodically acquires land through the issuance of notes payable. As of June 30, 2019 and September 30, 2018, the Company had outstanding notes payable of $2.6 million and $4.1 million, respectively, primarily related to land acquisitions. These secured notes payable have varying expiration dates in 2019, a weighted-average fixed interest rate of 1.88% as of June 30, 2019, and are secured by the real estate to which they relate.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Balance at beginning of period	$12,585	$14,583	$15,331	$18,091
Accruals for warranties issued (a)	2,650	3,254	7,504	10,758
Changes in liability related to warranties existing in prior periods	157	711	(1,811)	(2,574)
Payments made	(3,155)	(3,258)	(8,787)	(10,985)
Balance at end of period	$12,237	$15,290	$12,237	$15,290
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
Strougo v. Beazer Homes USA, Inc., et al. During the quarter ended March 31, 2019, we recognized inventory impairment charges related to 15 communities in California, all of which were previously land held for future development assets. Related to these inventory impairment charges, on June 5, 2019, an alleged stockholder filed a putative class action lawsuit against Beazer Homes USA, Inc., and certain of our current officers in the U.S. District Court for the Southern District of New York. The proposed class consists of all persons and entities that acquired our securities between August 1, 2014 and May 2, 2019. The complaint alleges violations of the federal securities laws, including, among other things, that we made materially false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects during the proposed Class Period. The plaintiff seeks compensatory damages and attorneys’ fees and costs but does not specify the amount. We believe the allegations are without merit and intend to vigorously defend against the claims. However, the outcome of this legal proceeding cannot be predicted with certainty.
Gusinsky Revocable Trust v. Beazer Homes USA, Inc., et al. On June 25, 2019 an alleged stockholder filed a putative class action lawsuit against Beazer Homes USA, Inc., and certain of our current officers and our Board of Directors in the U.S. District Court for the Northern District of Georgia also relating to the above referenced inventory impairment charges. The proposed class consists of all persons and entities that acquired our securities between August 1, 2014 and June 25, 2019. The complaint alleges violations of the federal securities laws, including, among other things, that we made materially false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects during the proposed Class Period, as well as a breach of fiduciary duties by our Board of Directors. The plaintiff seeks compensatory damages and attorneys’ fees and costs but does not specify the amount. We believe the allegations are without merit and intend to vigorously defend against the claims. However, the outcome of this legal proceeding cannot be predicted with certainty.
Based on the limited nature of the plaintiffs' allegations, the early stage of the proceedings, the lack of discovery and because significant legal issues have yet to be raised and decided by the courts, we have determined that, at present, the amount of any possible loss or range of possible loss in connection with either of the above lawsuits is not reasonably estimable.

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
We have an accrual of $3.2 million and $3.7 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of June 30, 2019 and September 30, 2018, respectively.
We had outstanding letters of credit and performance bonds of approximately $49.2 million and $286.5 million, respectively, as of June 30, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three months ended June 30, 2019, we recognized no impairments on projects in progress or land held for sale compared to no impairments on projects in progress and $0.2 million of impairments on land held for sale during the three months ended June 30, 2018.
During the nine months ended June 30, 2019, we recognized impairments of $110.0 million on projects in progress and $38.6 million on land held for sale compared to no impairment on projects in progress and $0.6 million of impairments on land held for sale during the nine months ended June 30, 2018. See Note 5 for additional information regarding inventory impairments during the periods presented.
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

The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3	Total
As of June 30, 2019
Deferred compensation plan assets (a)	$—	$1,877	$—	$1,877
Development projects in progress (b)	—	—	84,982	84,982
Land held for sale (b)	—	—	5,207	5,207
As of September 30, 2018
Deferred compensation plan assets (a)	$—	$1,578	$—	$1,578
Development projects in progress (b)	—	—	1,312	1,312
Land held for sale (b)	—	—	1,724	1,724
Unconsolidated entity investments (b)	—	—	80	80
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of June 30, 2019 and September 30, 2018:

	As of June 30, 2019		As of September 30, 2018
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,143,192	$1,113,286	$1,163,138	$1,096,214
Junior Subordinated Notes	65,553	65,553	64,003	64,003
Total	$1,208,745	$1,178,839	$1,227,141	$1,160,217
(a) Carrying amounts are net of unamortized debt premiums/discounts, debt issuance costs, or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax benefit of $2.2 million and $44.3 million for the three and nine months ended June 30, 2019, respectively, compared to an income tax expense of $4.3 million and $113.2 million for the three and nine months ended June 30, 2018, respectively. The current fiscal year income tax benefit was substantially driven by (1) the loss from continuing operations primarily due to $148.6 million of impairments recognized during fiscal 2019 on our land inventory assets, of which $147.6 million was recorded in the second quarter and (2) the completion of work necessary to claim an additional $9.8 million in tax credits related to prior fiscal years, partially offset by discrete impacts related to stock-based compensation. The tax expense for the nine months ended June 30, 2018 was primarily driven by income from continuing operations, the remeasurement of the Company's deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act, and several discrete tax items, including stock-based compensation. These items were partially offset by the completion of work necessary to claim an additional $2.8 million in tax credits related to prior fiscal years.
Deferred Tax Assets and Liabilities
As of June 30, 2019, the net deferred tax asset is comprised of various tax attributes that include $9.6 million of minimum tax credit carryforwards. Beginning with the fiscal 2019 tax return, the Company will be able to make cash refund claims for significant portions of these credits due to the elimination of the alternative minimum tax in the Tax Cuts and Jobs Act.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2019, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors, including impairments in the current fiscal year, that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2018, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2018 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and nine months ended June 30, 2019 and June 30, 2018, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Stock-based compensation expense	$3,699	$2,484	$7,993	$7,692
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2019:

	Nine Months Ended
	June 30, 2019
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	533,052	$14.26
Granted	30,782	10.23
Exercised	(26,650)	10.44
Cancelled	(7,944)	10.63
Outstanding at end of period	529,240	$14.27
Exercisable at end of period	475,887	$14.35
Vested or expected to vest in the future	526,383	$14.30
As of June 30, 2019 and September 30, 2018, total unrecognized compensation cost related to unvested stock options was $0.2 million and $0.2 million, respectively. The remaining cost as of June 30, 2019 is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Awards
During the nine months ended June 30, 2019, the Company issued time-based restricted stock awards that vest ratably over three years on each anniversary from the grant date and performance-based restricted stock awards with a payout subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2019:

	Nine Months Ended June 30,
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	644,785	431,783	1,076,568
Granted (a)	467,819	446,089	913,908
Vested (a)	(309,843)	(205,795)	(515,638)
Forfeited	(7,020)	(29,498)	(36,518)
End of period	795,741	642,579	1,438,320
(a) Grant and vesting activity during the nine months ended June 30, 2019 include 86,050 shares that were issued above target based on the performance level achieved under performance-based restricted stock vesting in the current period.
As of June 30, 2019 and September 30, 2018, total unrecognized compensation cost related to unvested restricted stock awards was $11.3 million and $8.8 million, respectively. The remaining cost as of June 30, 2019 is expected to be recognized over a weighted average period of 1.8 years.

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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2019	2018	2019	2018
Numerator:
Income (loss) from continuing operations	$11,625	$13,429	$(81,885)	$(105,530)
Loss from discontinued operations, net of tax	(23)	(20)	(64)	(450)
Net income (loss)	$11,602	$13,409	$(81,949)	$(105,980)

Denominator:
Basic weighted-average shares	30,250	32,147	30,926	32,113
Dilutive effect of restricted stock awards	225	500	—	—
Dilutive effect of stock options	14	79	—	—
Diluted weighted-average shares (a)	30,489	32,726	30,926	32,113

Basic income (loss) per share:
Continuing operations	$0.38	$0.42	$(2.65)	$(3.29)
Discontinued operations	—	—	—	(0.01)
Total	$0.38	$0.42	$(2.65)	$(3.30)

Diluted income (loss) per share:
Continuing operations	$0.38	$0.41	$(2.65)	$(3.29)
Discontinued operations	—	—	—	(0.01)
Total	$0.38	$0.41	$(2.65)	$(3.30)
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect. Due to the reported net loss for the nine months ended June 30, 2019 and June 30, 2018, all common stock equivalents were excluded from the computation of diluted loss per share for those periods because inclusion would have resulted in anti-dilution.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2019	2018	2019	2018
Stock options	406	204	529	532
Time-based restricted stock	94	170	643	850
Performance-based restricted stock	—	—	796	646

(13) Other Liabilities
Other liabilities include the following as of June 30, 2019 and September 30, 2018:

in thousands	June 30, 2019	September 30, 2018
Accrued bonus and deferred compensation	$27,069	$41,508
Accrued interest	23,913	14,401
Customer deposits	19,681	14,903
Accrued warranty expense	12,237	15,331
Litigation accrual	3,209	3,656
Income tax liabilities	632	710
Other	30,894	35,880
Total	$117,635	$126,389
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
Management’s evaluation of segment performance is based on segment operating income (loss). Operating income (loss) for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2018 Annual Report.
The following tables contain our revenue, operating income (loss), and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Revenue
West	$238,723	$242,308	$658,097	$654,789
East	118,356	132,415	301,168	328,680
Southeast	125,659	136,798	346,773	355,719
Total revenue	$482,738	$511,521	$1,306,038	$1,339,188

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Operating income (loss) (a)
West	$29,268	$31,180	$(53,489)	$84,005
East	11,247	13,642	23,571	29,964
Southeast	8,043	11,557	16,747	26,364
Segment total	48,558	56,379	(13,171)	140,333
Corporate and unallocated (b)	(39,015)	(38,799)	(112,730)	(102,247)
Total operating income (loss)	$9,543	$17,580	$(125,901)	$38,086

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Depreciation and amortization
West	$1,415	$1,983	$3,956	$4,936
East	658	700	1,743	1,690
Southeast	776	746	2,117	1,867
Segment total	2,849	3,429	7,816	8,493
Corporate and unallocated (b)	393	227	1,096	736
Total depreciation and amortization	$3,242	$3,656	$8,912	$9,229
(a) Operating income (loss) is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
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
The following table presents capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2019	2018
Capital Expenditures
West	$8,172	$6,478
East	2,122	1,870
Southeast	2,564	2,215
Corporate and unallocated	3,507	3,331
Total capital expenditures	$16,365	$13,894

The following table presents assets by segment as of June 30, 2019 and September 30, 2018:

in thousands	June 30, 2019	September 30, 2018
Assets
West	$800,225	$835,230
East	327,889	335,474
Southeast	416,525	414,685
Corporate and unallocated (a)	575,640	542,713
Total assets	$2,120,279	$2,128,102
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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
June 30, 2019
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$61,938	$6,552	$1	$—	$68,491
Restricted cash	14,847	1,446	—	—	16,293
Accounts receivable (net of allowance of $358)	—	20,283	4	—	20,287
Owned inventory	—	1,702,724	—	—	1,702,724
Investments in unconsolidated entities	773	3,168	—	—	3,941
Deferred tax assets, net	258,713	—	—	—	258,713
Property and equipment, net	—	28,276	—	—	28,276
Investments in subsidiaries	636,790	—	—	(636,790)	—
Intercompany	899,170	—	1,690	(900,860)	—
Goodwill	—	11,376	—	—	11,376
Other assets	758	9,417	3	—	10,178
Total assets	$1,872,989	$1,783,242	$1,698	$(1,537,650)	$2,120,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$152,441	$—	$—	$152,441
Other liabilities	23,718	93,899	18	—	117,635
Intercompany	1,690	899,170	—	(900,860)	—
Total debt (net of premium and debt issuance costs)	1,313,745	2,622	—	—	1,316,367
Total liabilities	1,339,153	1,148,132	18	(900,860)	1,586,443
Stockholders’ equity	533,836	635,110	1,680	(636,790)	533,836
Total liabilities and stockholders’ equity	$1,872,989	$1,783,242	$1,698	$(1,537,650)	$2,120,279

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2018
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$93,875	$45,355	$575	$—	$139,805
Restricted cash	10,921	2,522	—	—	13,443
Accounts receivable (net of allowance of $378)	—	24,647	—	—	24,647
Owned inventory	—	1,692,284	—	—	1,692,284
Investments in unconsolidated entities	773	3,262	—	—	4,035
Deferred tax assets, net	213,955	—	—	—	213,955
Property and equipment, net	—	20,843	—	—	20,843
Investments in subsidiaries	645,086	—	—	(645,086)	—
Intercompany	922,525	—	2,304	(924,829)	—
Goodwill	—	9,751	—	—	9,751
Other assets	694	8,626	19	—	9,339
Total assets	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$126,432	$—	$—	$126,432
Other liabilities	14,357	111,906	126	—	126,389
Intercompany	2,304	922,525	—	(924,829)	—
Total debt (net of premium and debt issuance costs)	1,227,141	4,113	—	—	1,231,254
Total liabilities	1,243,802	1,164,976	126	(924,829)	1,484,075
Stockholders’ equity	644,027	642,314	2,772	(645,086)	644,027
Total liabilities and stockholders’ equity	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Operations
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2019
Total revenue	$—	$482,738	$—	$—	$482,738
Home construction and land sales expenses	21,752	389,222	—	—	410,974
Gross (loss) profit	(21,752)	93,516	—	—	71,764
Commissions	—	18,230	—	—	18,230
General and administrative expenses	—	40,749	—	—	40,749
Depreciation and amortization	—	3,242	—	—	3,242
Operating (loss) income	(21,752)	31,295	—	—	9,543
Equity in income of unconsolidated entities	—	299	—	—	299
Gain on extinguishment of debt	358	—	—	—	358
Other (expense) income, net	(961)	206	—	—	(755)
(Loss) income from continuing operations before income taxes	(22,355)	31,800	—	—	9,445
(Benefit) expense from income taxes	(5,745)	3,565	—	—	(2,180)
Equity in income of subsidiaries	28,235	—	—	(28,235)	—
Income from continuing operations	11,625	28,235	—	(28,235)	11,625
Loss from discontinued operations, net of tax	—	(18)	(5)	—	(23)
Equity in loss of subsidiaries from discontinued operations	(23)	—	—	23	—
Net income	$11,602	$28,217	$(5)	$(28,212)	$11,602

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2018
Total revenue	$—	$511,521	$23	$(23)	$511,521
Home construction and land sales expenses	22,441	405,691	—	(23)	428,109
Inventory impairments and abandonments	—	168	—	—	168
Gross (loss) profit	(22,441)	105,662	23	—	83,244
Commissions	—	19,535	—	—	19,535
General and administrative expenses	—	42,445	28	—	42,473
Depreciation and amortization	—	3,656	—	—	3,656
Operating (loss) income	(22,441)	40,026	(5)	—	17,580
Equity in income of unconsolidated entities	—	147	—	—	147
Other (expense) income, net	(204)	187	(13)	—	(30)
(Loss) income from continuing operations before income taxes	(22,645)	40,360	(18)	—	17,697
(Benefit) expense from income taxes	(6,069)	10,341	(4)	—	4,268
Equity in income of subsidiaries	30,005	—	—	(30,005)	—
Income (loss) from continuing operations	13,429	30,019	(14)	(30,005)	13,429
Loss from discontinued operations, net of tax	—	(11)	(9)	—	(20)
Equity in loss of subsidiaries from discontinued operations	(20)	—	—	20	—
Net income (loss)	$13,409	$30,008	$(23)	$(29,985)	$13,409

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2019
Total revenue	$—	$1,306,038	$115	$(115)	$1,306,038
Home construction and land sales expenses	57,619	1,050,177	—	(115)	1,107,681
Inventory impairments and abandonments	13,908	134,710	—	—	148,618
Gross (loss) profit	(71,527)	121,151	115	—	49,739
Commissions	—	49,965	—	—	49,965
General and administrative expenses	—	116,767	(4)	—	116,763
Depreciation and amortization	—	8,912	—	—	8,912
Operating (loss) income	(71,527)	(54,493)	119	—	(125,901)
Equity in income of unconsolidated entities	—	316	—	—	316
Gain on extinguishment of debt	574	—	—	—	574
Other (expense) income, net	(1,800)	670	(4)	—	(1,134)
(Loss) income from continuing operations before income taxes	(72,753)	(53,507)	115	—	(126,145)
Expense (benefit) from income taxes	4,496	(48,785)	29	—	(44,260)
Equity in loss of subsidiaries	(4,636)	—	—	4,636	—
(Loss) income from continuing operations	(81,885)	(4,722)	86	4,636	(81,885)
Loss from discontinued operations, net of tax	—	(49)	(15)	—	(64)
Equity in loss of subsidiaries from discontinued operations	(64)	—	—	64	—
Net (loss) income	$(81,949)	$(4,771)	$71	$4,700	$(81,949)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2018
Total revenue	$—	$1,339,188	$60	$(60)	$1,339,188
Home construction and land sales expenses	58,564	1,061,366	—	(60)	1,119,870
Inventory impairments and abandonments	—	168	—	—	168
Gross (loss) profit	(58,564)	277,654	60	—	219,150
Commissions	—	51,225	—	—	51,225
General and administrative expenses	—	120,513	97	—	120,610
Depreciation and amortization	—	9,229	—	—	9,229
Operating (loss) income	(58,564)	96,687	(37)	—	38,086
Equity in income of unconsolidated entities	—	302	—	—	302
Loss on extinguishment of debt	(25,904)	—	—	—	(25,904)
Other (expense) income, net	(5,289)	687	(26)	—	(4,628)
(Loss) income from continuing operations before income taxes	(89,757)	97,676	(63)	—	7,856
(Benefit) expense from income taxes	(23,966)	137,370	(18)	—	113,386
Equity in loss of subsidiaries	(39,739)	—	—	39,739	—
Loss from continuing operations	(105,530)	(39,694)	(45)	39,739	(105,530)
Loss from discontinued operations, net of tax	—	(432)	(18)	—	(450)
Equity in loss of subsidiaries and discontinued operations	(450)	—	—	450	—
Net loss	$(105,980)	$(40,126)	$(63)	$40,189	$(105,980)

Beazer Homes USA, Inc.
 Condensed Consolidating Statements of Cash Flow Information
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2019
Net cash used in operating activities	$(64,205)	$(29,990)	$(10)	$—	$(94,205)
Cash flows from investing activities:
Capital expenditures	—	(16,365)	—	—	(16,365)
Proceeds from sale of fixed assets	—	162	—	—	162
Cash used for business acquisition, net of cash acquired	—	(4,088)	—	—	(4,088)
Advances to/from subsidiaries	(11,328)	—	(564)	11,892	—
Net cash used in investing activities	(11,328)	(20,291)	(564)	11,892	(20,291)
Cash flows from financing activities:
Repayment of debt	(20,843)	(1,490)	—	—	(22,333)
Repayment of borrowings from credit facility	(235,000)	—	—	—	(235,000)
Borrowings from credit facility	340,000	—	—	—	340,000
Debt issuance costs	(400)	—	—	—	(400)
Repurchase of common stock	(34,624)	—	—	—	(34,624)
Tax payments for stock-based compensation awards	(1,889)	—	—	—	(1,889)
Stock option exercises	278	—	—	—	278
Advances to/from subsidiaries	—	11,892	—	(11,892)	—
Net cash provided by financing activities	47,522	10,402	—	(11,892)	46,032
Decrease in cash, cash equivalents, and restricted cash	(28,011)	(39,879)	(574)	—	(68,464)
Cash, cash equivalents, and restricted cash at beginning of period	104,796	47,877	575	—	153,248
Cash, cash equivalents, and restricted cash at end of period	$76,785	$7,998	$1	$—	$84,784

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2018
Net cash provided by (used in) operating activities	$64,319	$(197,707)	$(88)	$—	$(133,476)
Cash flows from investing activities:
Capital expenditures	—	(13,894)	—	—	(13,894)
Proceeds from sale of fixed assets	—	226	—	—	226
Investments in unconsolidated entities	—	(421)	—	—	(421)
Return of capital from unconsolidated entities	—	176	—	—	176
Advances to/from subsidiaries	(208,328)	—	(6)	208,334	—
Net cash used in investing activities	(208,328)	(13,913)	(6)	208,334	(13,913)
Cash flows from financing activities:
Repayment of debt	(401,509)	—	—	—	(401,509)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Borrowings from credit facility	75,000	—	—	—	75,000
Repayment of borrowings from credit facility	(75,000)	—	—	—	(75,000)
Debt issuance costs	(5,743)	—	—	—	(5,743)
Tax payments for stock-based compensation awards	(1,565)	—	—	—	(1,565)
Stock option exercises	62	—	—	—	62
Advances to/from subsidiaries	—	205,050	—	(205,050)	—
Net cash (used in) provided by financing activities	(8,755)	205,050	—	(205,050)	(8,755)
Decrease in cash, cash equivalents, and restricted cash	(152,764)	(6,570)	(94)	3,284	(156,144)
Cash, cash equivalents, and restricted cash at beginning of period	294,192	16,854	724	(7,161)	304,609
Cash, cash equivalents, and restricted cash at end of period	$141,428	$10,284	$630	$(3,877)	$148,465

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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2019 or September 30, 2018. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2019	2018	2019	2018
Total revenue	$—	$—	$55	$633
Home construction and land sales expenses	6	5	45	728
Inventory impairments and lot option abandonments	—	—	—	450
Gross (loss) profit	(6)	(5)	10	(545)
General and administrative expenses	23	27	90	74
Operating loss	(29)	(32)	(80)	(619)
Equity in income (loss) of unconsolidated entities	—	11	(1)	27
Other expense, net	(1)	(6)	(2)	(11)
Loss from discontinued operations before income taxes	(30)	(27)	(83)	(603)
Benefit from income taxes	(7)	(7)	(19)	(153)
Loss from discontinued operations, net of tax	$(23)	$(20)	$(64)	$(450)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. As the fiscal year has progressed, lower mortgage rates and a positive macroeconomic backdrop have led to improving demand. Further, we believe that there are multiple factors that will support housing demand moving forward, including low unemployment, rising wages, and growing household formation. Our operating strategy focuses on offering homes that provide our customers an extraordinary value at an affordable price.
Overview of Results for Our Fiscal Third Quarter
During the third quarter of fiscal 2019, we made improvements in capital efficiency and average selling price.
Profitability
For the quarter ended June 30, 2019, we recorded net income from continuing operations of $11.6 million compared to net income from continuing operations of $13.4 million in the third quarter of fiscal 2018. There were multiple items that impacted the comparability of net income from continuing operations between periods:

•
We recognized $4.4 million of energy efficient homebuilding tax credits in the current quarter compared to $0.5 million of such tax credits in the prior year quarter. Refer to Note 10 of the notes to the condensed consolidated financial statements for additional details.

•	We recognized $0.4 million in gain on extinguishment of debt during the quarter compared to no gain on extinguishment of debt in the prior year quarter.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with flexibility to increase return of capital to investors, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. Following is a summary of our performance against certain key operating and financial metrics during the current period:

•
Sales per community per month was 3.0 for the quarter ended June 30, 2019 compared to 3.1 for the quarter ended June 30, 2018. Sales per community per month decreased to 2.7 for the trailing 12 months ended June 30, 2019 versus 3.0 a year ago. Demand has steadily improved compared to our first two quarters resulting in improved sales results. We believe that we are among the industry leaders in sales absorption rates, and we are focused on maintaining a competitive sales pace going forward.

•
Our ASP for homes closed during the quarter ended June 30, 2019 was $380.1 thousand, up 4.3% compared to the prior year quarter. ASP for closings during the trailing 12 months ended June 30, 2019 was $373.6 thousand, up 6.1% year-over-year, and our ASP in backlog as of June 30, 2019 has risen 0.3% versus the prior year quarter to $389.4 thousand; however, the dollar value of backlog decreased due to a decline in backlog units over the same period.

•
During the quarter ended June 30, 2019, we had an average active community count of 174, up 10.6% from the prior year quarter. We ended the current quarter with 173 active communities. We invested $102.8 million in land and land development during the current quarter compared to $155.5 million in the prior year quarter. We continually evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended June 30, 2019 was 19.4%, down from 20.8% in the prior year quarter. For the trailing 12 months ended June 30, 2019, this adjusted gross margin was 20.3%. We experienced a significant softening of demand for new homes early in fiscal 2019 in many of our markets. We responded by increasing incentives in order to stimulate sales demand which has resulted in lower gross margins than the prior period. In addition, we also experienced cost pressures related to labor and materials. We continue to take action to mitigate these cost pressures through our efforts to reduce construction costs, improve cycle time, and raise home prices where possible.

•
SG&A for the quarter ended June 30, 2019 was 12.2% of total revenue compared to 12.1% in the prior year quarter. SG&A for the trailing 12 months ended June 30, 2019 was 11.8% of total revenue, a decrease of 30 basis points from the trailing 12 months ended June 30, 2018. The decrease in SG&A as a percentage of total revenue was due to our continued focus on improving overhead cost management in relation to our revenue growth.

•
Capital efficiency, debt reduction, and share repurchases. We continue to employ a number of strategies to improve capital efficiency, including use of option contracts, acquisition of shorter duration land parcels, and activation of previously land held for future development communities. In addition, during the first quarter of fiscal 2019, our Board of Directors approved a share repurchase program that authorizes us to repurchase up to $50.0 million of our outstanding common stock. As part of this program, we completed an accelerated share repurchase (ASR) of $16.5 million of our common stock in December 2018. In May 2019, we executed a separate ASR agreement to repurchase $10.0 million of our common stock, which was completed in July 2019. In addition, we purchased $8.1 million of shares through open market transactions and 10b5-1 plans during the nine months ended June 30, 2019. As previously announced, we intend to repurchase or redeem debt in an amount in excess of our share repurchases by the end of the current fiscal year, which is consistent with our ongoing objective of reducing debt and cash interest expense (see the notes to our condensed consolidated financial statements in this Form 10-Q for further discussion of our share repurchases and outstanding borrowings). To date, we have repurchased $21.7 million of our Senior Notes. We may change our allocation of capital, including the level of debt and share repurchases and inventory investment, in response to and in consideration of market and business conditions, strategic opportunities, compliance with our debt agreements, and other factors.

Seasonal and Quarterly Variability
Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and nine months ended June 30, 2019 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2019	2018	2019	2018
Revenue:
Homebuilding	$482,316	$506,964	$1,304,243	$1,315,833
Land sales and other	422	4,557	1,795	23,355
Total	$482,738	$511,521	$1,306,038	$1,339,188
Gross profit (loss):
Homebuilding	$71,719	$83,043	$88,190	$217,641
Land sales and other	45	201	(38,451)	1,509
Total	$71,764	$83,244	$49,739	$219,150
Gross margin:
Homebuilding	14.9%	16.4%	6.8%	16.5%
Land sales and other (a)	10.7%	4.4%	(2,142.1)%	6.5%
Total	14.9%	16.3%	3.8%	16.4%
Commissions	$18,230	$19,535	$49,965	$51,225
General and administrative expenses (G&A)	$40,749	$42,473	$116,763	$120,610
SG&A (commissions plus G&A) as a percentage of total revenue	12.2%	12.1%	12.8%	12.8%
G&A as a percentage of total revenue	8.4%	8.3%	8.9%	9.0%
Depreciation and amortization	$3,242	$3,656	$8,912	$9,229
Operating income (loss)	$9,543	$17,580	$(125,901)	$38,086
Operating income (loss) as a percentage of total revenue	2.0%	3.4%	(9.6)%	2.8%
Effective tax rate (b)	(23.1)%	24.1%	35.1%	1,443.3%
Equity in income of unconsolidated entities	$299	$147	$316	$302
(Gain) loss on extinguishment of debt	$(358)	$—	$(574)	$25,904
(a) Calculated as land sales and other gross profit (loss) divided by land sales and other revenue. Land sales and other gross margin is shown as a significant negative percentage for the nine months ended June 30, 2019 due to the $38.6 million of impairments related to land held for sale assets during the current year.
(b) Calculated as tax (benefit) expense for the period divided by income (loss) from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax (benefit) expense is not always directly correlated to the amount of pre-tax income (loss) for the associated periods.

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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30, (a)
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18	2019	2018	19 vs 18
Net income (loss)	$11,602	$13,409	$(1,807)	$(81,949)	$(105,980)	$24,031	$(21,344)	$(72,326)	$50,982
(Benefit) expense from income taxes	(2,187)	4,261	(6,448)	(44,279)	113,233	(157,512)	(63,139)	117,186	(180,325)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	21,752	22,450	(698)	71,526	58,581	12,945	106,058	90,043	16,015
Interest expense not qualified for capitalization	961	205	756	1,800	5,290	(3,490)	1,835	8,694	(6,859)
EBIT	32,128	40,325	(8,197)	(52,902)	71,124	(124,026)	23,410	143,597	(120,187)
Depreciation and amortization and stock-based compensation amortization	6,941	6,140	801	16,905	16,921	(16)	24,049	22,623	1,426
EBITDA	39,069	46,465	(7,396)	(35,997)	88,045	(124,042)	47,459	166,220	(118,761)
(Gain) loss on extinguishment of debt	(358)	—	(358)	(574)	25,904	(26,478)	1,361	22,971	(21,610)
Inventory impairments and abandonments (b)	—	168	(168)	134,711	618	134,093	139,081	2,255	136,826
Joint venture impairment and abandonment charges	—	—	—	—	—	—	341	—	341
Adjusted EBITDA	$38,711	$46,633	$(7,922)	$98,140	$114,567	$(16,427)	$188,242	$191,446	$(3,204)
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.” We recognized no impairment of capitalized interest during the three months ended June 30, 2019 and 2018. During the nine and twelve months ended June 30, 2019, we impaired capitalized interest of $13.9 million and $15.9 million, respectively, compared to capitalized interest impairments of less than $0.1 million for the nine and twelve months ended June 30, 2018, respectively.

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2019	2018	19 vs 18	2019	2018
West	850	795	6.9%	15.9%	18.5%
East	334	274	21.9%	13.9%	20.1%
Southeast	360	381	(5.5)%	14.7%	17.9%
Total	1,544	1,450	6.5%	15.2%	18.6%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2019	2018	19 vs 18	2019	2018
West	2,175	2,235	(2.7)%	16.4%	16.6%
East	869	854	1.8%	16.0%	20.5%
Southeast	1,074	1,150	(6.6)%	15.4%	15.9%
Total	4,118	4,239	(2.9)%	16.1%	17.2%
Net new orders for the quarter ended June 30, 2019 increased to 1,544, up 6.5% from the quarter ended June 30, 2018. The current quarter increase in net new orders was driven by an increase in average active communities to 174, up from 157 in the prior year quarter. Our absorption rate of 3.0 sales per community per month was relatively flat compared to the 3.1 rate achieved in the prior year quarter, with an increase in the East segment, a slight decrease in the Southeast segment, and flat growth in the West segment. For the nine months ended June 30, 2019, net new order growth was slowed in all of our segments by, among other things, affordability concerns that impacted buyers' willingness to commit to a home purchase, particularly in the first fiscal quarter of the year.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2019 and June 30, 2018:

	As of June 30,
	2019	2018	19 vs 18
Backlog Units:
West	1,152	1,235	(6.7)%
East	503	464	8.4%
Southeast	609	672	(9.4)%
Total	2,264	2,371	(4.5)%
Aggregate dollar value of homes in backlog (in millions)	$881.6	$920.7	(4.2)%
ASP in backlog (in thousands)	$389.4	$388.3	0.3%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of June 30, 2019 decreased 4.2% compared to June 30, 2018 due to a 4.5% decline in backlog units, partially offset by a 0.3% increase in the ASP of homes in backlog. The decline in backlog units was primarily due to the aforementioned decrease in net new orders for the nine months ended June 30, 2019 compared to the same period a year ago combined with an increase in speculative home sales that drove higher year-over-year backlog conversion ratios.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$238,723	$241,588	(1.2)%	$354.2	$344.6	2.8%	674	701	(3.9)%
East	117,934	128,880	(8.5)%	479.4	431.0	11.2%	246	299	(17.7)%
Southeast	125,659	136,496	(7.9)%	360.1	349.1	3.2%	349	391	(10.7)%
Total	$482,316	$506,964	(4.9)%	$380.1	$364.5	4.3%	1,269	1,391	(8.8)%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$658,097	$642,505	2.4%	$349.9	$341.9	2.3%	1,881	1,879	0.1%
East	299,450	318,299	(5.9)%	462.8	396.4	16.8%	647	803	(19.4)%
Southeast	346,696	355,029	(2.3)%	361.9	341.0	6.1%	958	1,041	(8.0)%
Total	$1,304,243	$1,315,833	(0.9)%	$374.1	$353.4	5.9%	3,486	3,723	(6.4)%
The increase in ASP across all segments for the three and nine months ended June 30, 2019 was impacted primarily by a change in the mix of closings between geographies, products, and communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies as well as continued price appreciation in certain geographies. On average, we anticipate that our ASP will continue to increase in the near-term.
We began both the current fiscal quarter and year with fewer units in backlog compared to the same periods a year ago, resulting in a decrease in closings across our East and Southeast segments for the three and nine months ended June 30, 2019. Closings for the West segment were also down for the current quarter due to a lower beginning backlog but were up slightly for the year due to year-to-date closings growth in our Dallas and Las Vegas markets.
Homebuilding revenue decreased for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018 due to the decline in closings, partially offset by continued growth in ASP.

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

	Three Months Ended June 30, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$49,632	20.8%	$—	$49,632	20.8%	$—	$49,632	20.8%
East	22,015	18.7%	—	22,015	18.7%	—	22,015	18.7%
Southeast	20,407	16.2%	—	20,407	16.2%	—	20,407	16.2%
Corporate & unallocated	(20,335)		—	(20,335)		21,752	1,417
Total homebuilding	$71,719	14.9%	$—	$71,719	14.9%	$21,752	$93,471	19.4%

	Three Months Ended June 30, 2018
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$53,283	22.1%	$—	$53,283	22.1%	$—	$53,283	22.1%
East	25,009	19.4%	—	25,009	19.4%	—	25,009	19.4%
Southeast	25,140	18.4%	—	25,140	18.4%	—	25,140	18.4%
Corporate & unallocated	(20,389)		—	(20,389)		22,441	2,052
Total homebuilding	$83,043	16.4%	$—	$83,043	16.4%	$22,441	$105,484	20.8%

	Nine Months Ended June 30, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$43,671	6.6%	$92,912	$136,583	20.8%	$—	$136,583	20.8%
East	52,843	17.6%	—	52,843	17.6%	—	52,843	17.6%
Southeast	54,713	15.8%	858	55,571	16.0%	—	55,571	16.0%
Corporate & unallocated	(63,037)		16,260	(46,777)		57,619	10,842
Total homebuilding	$88,190	6.8%	$110,030	$198,220	15.2%	$57,619	$255,839	19.6%

	Nine Months Ended June 30, 2018
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$143,286	22.3%	$—	$143,286	22.3%	$—	$143,286	22.3%
East	60,934	19.1%	—	60,934	19.1%	—	60,934	19.1%
Southeast	63,240	17.8%	—	63,240	17.8%	—	63,240	17.8%
Corporate & unallocated	(49,819)		—	(49,819)		58,564	8,745
Total homebuilding	$217,641	16.5%	$—	$217,641	16.5%	$58,564	$276,205	21.0%

Overall homebuilding gross profit decreased by $11.3 million to $71.7 million for the three months ended June 30, 2019, compared to $83.0 million in the prior year quarter. The decrease in homebuilding gross profit was primarily driven by a decline in homebuilding revenue of $24.6 million and lower gross margin. However, as shown in the tables above, the comparability of our gross profit and gross margin was impacted by interest amortized to homebuilding cost of sales, which decreased by $0.7 million, from $22.5 million in the prior year quarter to $21.8 million in the current quarter (see Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). Excluding interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $12.0 million compared to the prior year quarter, while homebuilding gross margin decreased by 140 basis points to 19.4%.
Overall homebuilding gross profit decreased by $129.5 million to $88.2 million for the nine months ended June 30, 2019, compared to a profit of $217.6 million in the prior year period. The decrease in homebuilding gross profit was driven by (1) impairment charges of $110.0 million during the period, primarily related to impairments recognized during the second quarter of fiscal 2019 for projects in progress in our Southern California market and (2) a decrease in revenue and gross margin for non-impaired communities. When excluding the impact of impairment and abandonment charges and interest, homebuilding gross profit decreased by $20.4 million compared to the prior year period, while homebuilding gross margin decreased by 140 basis points to 19.6%.
The year-over-year change in gross margin for the three and nine months ended June 30, 2019 is due to a variety of factors, including: (1) the mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including the margin impact on homes closed during the current quarter; (3) increased focus on managing our house costs and improving cycle times; (4) fluctuations in discrete items in the current period such as warranty costs; (5) the impact of purchase accounting related to our acquisition of Venture Homes in July 2018; and (6) inventory impairments and abandonments. Going forward, our gross margin may continue to be impacted by several headwinds, including activation of land assets formerly classified as land held for future development, which generally have lower margins, the structure of some of our land purchase transactions, such as finished lot purchases, which tend to result in lower gross margin while increasing return on assets, and increasing land and direct homebuilding costs.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 10.6% and excluding interest and inventory impairments and abandonments, it was 20.3%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.7% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(2.3)%
Impact of interest amortized to COS related to these communities	5.4%
Pre-impairment turn gross margin, excluding interest amortization	3.1%
Impact of impairment turns	15.2%
Gross margin (post impairment turns), excluding interest amortization	18.3%
For a further discussion of our impairment policies and communities impaired during the current quarter, refer to Notes 2 and 5 of the notes to the condensed consolidated financial statements in this Form 10-Q.
Land Sales and Other Revenue and Gross Profit (Loss)
Land sales relate to land and lots sold that do not fit within our homebuilding programs and strategic plans in certain markets. In some periods, we also have other revenue related to broker fees as well as fees received for general contractor services that we perform on behalf of third parties. The following table summarizes our land sales and other revenue and related gross profit (loss) by reportable segment for the periods presented:

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$—	$720	$(720)	$—	$353	$(353)
East	422	3,535	(3,113)	45	(151)	196
Southeast	—	302	(302)	—	13	(13)
Corporate and unallocated (a)	—	—	—	—	(14)	14
Total	$422	$4,557	$(4,135)	$45	$201	$(156)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$—	$12,284	$(12,284)	$(37,963)	$1,299	$(39,262)
East	1,718	10,381	(8,663)	141	170	(29)
Southeast	77	690	(613)	(4)	64	(68)
Corporate and unallocated (a)	—	—	—	(625)	(24)	(601)
Total	$1,795	$23,355	$(21,560)	$(38,451)	$1,509	$(39,960)
(a) Corporate and unallocated includes interest and indirects related to land sold that was expensed.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three and nine months ended June 30, 2019 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

In addition, land sales and other gross profit for the nine months ended June 30, 2019 was impacted by the $38.6 million of impairment charges recognized during the second quarter of fiscal 2019 related to six land held for sale parcels in California. Two of these parcels were sold in July for amounts approximately equal to their carrying costs. While steps to sell our remaining land held for sale assets have been taken, the timing of completion of such asset dispositions is unknown. Please see Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details.
Operating Income (Loss)
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$29,268	$31,180	$(1,912)	$(53,489)	$84,005	$(137,494)
East	11,247	13,642	(2,395)	23,571	29,964	(6,393)
Southeast	8,043	11,557	(3,514)	16,747	26,364	(9,617)
Corporate and Unallocated (a)	(39,015)	(38,799)	(216)	(112,730)	(102,247)	(10,483)
Operating income (loss) (b)	$9,543	$17,580	$(8,037)	$(125,901)	$38,086	$(163,987)
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirects, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating income (loss) was impacted by impairment charges incurred during the periods presented (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q).
Our operating income decreased by $8.0 million to $9.5 million for the three months ended June 30, 2019, compared to $17.6 million for the three months ended June 30, 2018, driven primarily by the previously discussed decline in gross margin on homes closed during the period partially offset by lower SG&A costs compared to the prior year quarter. Commissions as a percentage of revenue decreased by 10 basis points and G&A as a percentage of total revenue increased by 10 basis points year-over-year.
For the nine months ended June 30, 2019, operating income decreased by $164.0 million to a loss of $125.9 million, compared to operating income in the prior year period of $38.1 million. The decrease was primarily driven by the previously discussed decline in gross profit due to impairment charges recognized during the second quarter of fiscal 2019, partially offset by lower SG&A costs compared to the prior year period. Both commissions and G&A as a percentage of total revenue declined by 10 basis points year-over-year.
Below operating income (loss), we had two noteworthy year-over-year fluctuations as follows: (1) for the nine months ended June 30, 2019, we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest costs not qualified for capitalization; and (2) we recorded a gain on extinguishment of debt of $0.6 million during the current nine month period compared to a $25.9 million loss on the extinguishment of debt in the prior year period due to the management of our debt portfolio. See Note 6 and Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
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
Our current fiscal year-to-date income tax benefit was primarily driven by the loss from continuing operations, which includes the impairments on projects in progress and land held for sale assets in the prior quarter and the completion of work necessary to claim $9.8 million in tax credits related prior fiscal years. The tax expense for the nine months ended June 30, 2018 was primarily driven by our earnings from continuing operations and the remeasurement of our deferred tax assets that resulted from the reduced federal corporate tax rate related to the Tax Cuts and Jobs Act enacted on December 22, 2017, partially offset by the completion of work necessary to claim $2.8 million in tax credits related to prior fiscal years. Refer to Note 10 of the notes to our condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.

Three Months Ended June 30, 2019 as compared to 2018
West Segment: Homebuilding revenue decreased by 1.2% for the three months ended June 30, 2019 compared to the prior year quarter due to a 3.9% decrease in closings, partially offset by a 2.8% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $3.7 million due to the decline in closings and lower gross margin, which decreased from 22.1% to 20.8%. The decrease in gross margin was driven primarily by a combination of increased incentives and direct construction costs. The $1.9 million decrease in operating income compared to the prior year quarter was due to the previously discussed decrease in gross profit, partially offset by lower total commissions and G&A expenses in the segment.
East Segment: Homebuilding revenue decreased by 8.5% for the three months ended June 30, 2019 compared to the prior year quarter due to a 17.7% decrease in closings, partially offset by an 11.2% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $3.0 million due to the decline in closings and lower gross margin, which decreased from 19.4% to 18.7%. The decrease in gross margin was driven primarily by higher land costs. The $2.4 million decrease in operating income compared to the prior year quarter resulted primarily from the previously discussed decrease in gross profit, partially offset by lower total commissions and G&A expenses in the segment.
Southeast Segment: Homebuilding revenue decreased by 7.9% for the three months ended June 30, 2019 compared to the prior year quarter due to a 10.7% decrease in closings, partially offset by a 3.2% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $4.7 million due to the decrease in homebuilding revenue and lower gross margin, which decreased from 18.4% to 16.2%. The decrease in gross margin was primarily driven by higher land costs. The decrease in operating income of $3.5 million compared to the prior year quarter resulted primarily from the previously discussed decrease in gross profit, partially offset by lower total commissions and G&A expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest and capitalized indirects; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2019, corporate and unallocated net costs were up $0.2 million from the prior year quarter due to slightly higher corporate G&A costs.
Nine Months Ended June 30, 2019 as compared to 2018
West Segment: Homebuilding revenue increased by 2.4% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to a 0.1% increase in closings and an increase in ASP of 2.3%. Compared to the prior year period, homebuilding gross profit decreased by $99.6 million largely due to a decline in gross margin, from 22.3% to 6.6%. The decrease in gross profit resulted primarily from impairment charges recognized during the second fiscal quarter of 2019 as well as a decline in homebuilding gross margin for non-impaired communities. Excluding impairments, homebuilding gross margin decreased to 20.8%, down from 22.3% in the prior year quarter. The decrease in gross margin was driven primarily by a combination of increased incentives and direct construction costs. The $137.5 million year-over-year decrease in operating income was due to the aforementioned impairment charges as well as an increase in commission expense on higher homebuilding revenue, partially offset by lower G&A costs (see Note 5 of the notes to our condensed consolidated financial statements for additional discussion of impairment activity during the period).
East Segment: Homebuilding revenue decreased by 5.9% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to a 19.4% decrease in closings, partially offset by a 16.8% increase in ASP. Compared to the prior year period, homebuilding gross profit decreased by $8.1 million due to the decline in homebuilding revenue and a decline in homebuilding gross margin, from 19.1% to 17.6%. Gross margin decreased primarily due to a combination of increased incentives and land costs. The $6.4 million decrease in operating income compared to the prior year period resulted primarily from the previously discussed decrease in gross margin, partially offset by lower commission and G&A expenses in the segment.
Southeast Segment: Homebuilding revenue decreased by 2.3% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to a 6.1% increase in ASP, partially offset by a 8.0% decrease in closings. Compared to the prior year period, homebuilding gross profit decreased by $8.5 million over the same period due to the decline in gross margin from 17.8% to 15.8%. The gross margin decline was driven in part by higher direct construction and land costs, a $0.9 million impairment during the first quarter of fiscal 2019, and the impact of purchase accounting related to our acquisition of Venture Homes. The $9.6 million decrease in operating income compared to the prior year period was driven by the aforementioned decline in gross margin as well as higher G&A costs.

Corporate and Unallocated: For the nine months ended June 30, 2019, corporate and unallocated net costs increased by $10.5 million over the prior year period. The increase was primarily due to (1) a $16.9 million write off of capitalized interest and indirect costs related to the impairment of assets in the West and Southeast segments; partially offset by (2) lower G&A costs due to a decline in business activity and (3) an increase in the proportion of interest and indirect costs capitalized to inventory within our respective operating segments, resulting in a decrease to interest expense not qualified for capitalization.
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
Cash, cash equivalents, and restricted cash decreased as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2019	2018
Cash used in operating activities	$(94,205)	$(133,476)
Cash used in investing activities	(20,291)	(13,913)
Cash provided by (used in) financing activities	46,032	(8,755)
Net decrease in cash, cash equivalents, and restricted cash	$(68,464)	$(156,144)
Operating Activities
Net cash used in operating activities was $94.2 million for the nine months ended June 30, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by a loss from continuing operations before income taxes of $126.1 million, which included $164.6 million of non-cash charges, a net increase in trade accounts payable and other current liabilities of $20.5 million, a net decrease in non-inventory working capital assets of $3.6 million, offset by an increase in inventory of $156.5 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash used in operating activities was $133.5 million for the nine months ended June 30, 2018, primarily driven by income from continuing operations before income taxes of $7.9 million, which included $20.4 million of non-cash charges, a net increase in trade accounts payable and other current liabilities of $56.7 million, and a net decrease in non-inventory working capital assets of $4.8 million, offset by an increase in inventory of $222.3 million resulting from land and house construction spending (including approximately $29.0 million related to the Bill Clark Homes asset purchase).
Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2019 and June 30, 2018, was $20.3 million and $13.9 million, respectively, primarily driven in both periods by capital expenditures for model homes. During the nine months ended June 30, 2019, the use of cash from investing activities also included $4.1 million related to the final payment for the Venture Homes acquisition.
Financing Activities
Net cash provided by financing activities was $46.0 million for the nine months ended June 30, 2019 driven by net borrowings under the Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, the repayment of a portion of our 2023 and 2025 Senior Notes, and the payment of debt issuance costs.
Net cash used in financing activities was $8.8 million for the nine months ended June 30, 2018 due to the repayment of certain debt issuances (including a portion of our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2027, offset by the proceeds from the same 2027 Notes, and tax payments for stock-based compensation awards vesting.

Financial Position
As of June 30, 2019, our liquidity position consisted of the following:

•	$68.5 million in cash and cash equivalents;

•	$105.0 million of remaining capacity under the Credit Facility; and

•	$16.3 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, we maintain the Facility, which had a total capacity of $210.0 million and an available capacity of $105.0 million as of June 30, 2019 after considering our outstanding borrowings backed by the Facility of $105.0 million. We had no letters of credit outstanding under the Facility as of June 30, 2019.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $14.5 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $14.8 million.
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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In June 2019, Moody's reaffirmed the Company's issuer default debt rating of B3 and revised its outlook of the Company from positive to stable. In June 2018, S&P reaffirmed the Company's corporate credit rating of B- and raised its outlook of the Company to positive. In October 2017, Fitch reaffirmed the Company's default rating of B- and revised its outlook from stable to positive. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $50.0 million of our outstanding common stock. As part of this program, we executed an accelerated share repurchase agreement (ASR) in November 2018 to repurchase an aggregate of $16.5 million of our outstanding common stock. During December 2018, the ASR was completed with a repurchase of approximately 1.6 million shares at an average price per share of $10.62. We executed an additional ASR in May 2019 to repurchase $10.0 million of our outstanding common stock, which was completed during July 2019. A total of 1.0 million common shares were purchased through this ASR at an average price per share of $9.87.

The Company also repurchased 0.1 million shares of common stock through open market transactions for $0.6 million at an average price per share of $9.54 during the three months ended June 30, 2019, bringing total share repurchases through open market transactions and 10b5-1 plans to 0.7 million shares for $8.1 million at an average price per share of $11.35 for the nine months ended June 30, 2019. The Company made no share repurchases in the prior year. Refer to Note 2 of the notes to the condensed consolidated financial statements for additional discussion of our share repurchases during the period.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the nine months ended June 30, 2019 or 2018.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
As of June 30, 2019, we controlled 21,717 lots. We owned 74.6%, or 16,200 of these lots, and 5,517 of these lots, or 25.4%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $75.7 million as of June 30, 2019. The total remaining purchase price, net of cash deposits, committed under all options was $389.8 million as of June 30, 2019. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of June 30, 2019, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
We had outstanding letters of credit and performance bonds of approximately $49.2 million and $286.5 million, respectively, as of June 30, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of June 30, 2019, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Critical Accounting Policies
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2018 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), homebuilding revenue and costs, warranty reserves, and income tax valuation allowances and ownership changes. With the exception of the adoption of Accounting Standards Codification Topic 606 as discussed below, there have been no significant changes to our critical accounting policies during the nine months ended June 30, 2019 as compared to the significant accounting policies described in our 2018 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2019, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2019 was $1.11 billion, compared to a carrying value of $1.14 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.11 billion to $1.16 billion as of June 30, 2019.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
For a discussion of our share repurchases made during the period, see Note 2 of the notes to the condensed consolidated financial statements and "Part I - Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stock Repurchases and Dividends Paid" in this Form 10-Q.

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

Date:	August 1, 2019	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer