Form 10-K
period 2019-09-30
BEAZER HOMES USA INC
filed 2019-11-13
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2019, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $353,443,060.

Class	Outstanding at November 8, 2018
Common Stock, $0.001 par value	30,941,060

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2019.

BEAZER HOMES USA, INC.

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company” in this Annual Report on Form 10-K refer to Beazer Homes USA, Inc.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events or results, and it is possible that such events or results described in this Form 10-K will not occur or be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,”, "outlook", “goal,” “target” or other similar words or phrases.
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A- Risk Factors of this Form 10-K. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

•
our allocation of capital and the cost of and ability to access capital, due to factors such as limitations in the capital markets or adverse credit market conditions, and ability to otherwise meet our ongoing liquidity needs, including the impact of any downgrades of our credit ratings or reduction in our liquidity levels;

•	our ability to reduce our outstanding indebtedness and to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	our ability to continue to execute and complete our capital allocation plans, including our share and debt repurchase programs;

•	increased competition or delays in reacting to changing consumer preferences in home design;

•	natural disasters or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	the potential recoverability of our deferred tax assets;

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

PART I
Item 1. Business
We are a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East, and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value and quality, at affordable prices, while seeking to maximize our return on invested capital over the course of a housing cycle.
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
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. Through the first half of fiscal 2019, the homebuilding industry experienced a softening in demand, after adjusting for normal seasonality, that we believe was a result of the rise in mortgage interest rates and higher home prices, which created affordability challenges for some prospective buyers. As the fiscal year progressed, a decline in mortgage interest rates combined with a positive macroeconomic backdrop led to improved demand. We believe there are multiple factors that will support housing demand moving forward, including low unemployment, rising wages, and growing household formation. Our operating strategy focuses on offering homes that provide our customers extraordinary value at an affordable price.
Long-Term Business Strategy
We continue to execute against our long-term balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with the flexibility to return more capital to investors or increase investment in land and other operating assets in response to changing market conditions. By carefully managing our investment in land, our debt reduction targets can be achieved while also maintaining focus on other investment opportunities.
We remain committed to this balanced growth strategy, which is designed to increase shareholder value by improving our return on assets while reducing operational risk and debt. Aligned with this longer-term strategy, we have several objectives for fiscal 2020, including increasing EBITDA, improving balance sheet efficiency, and reducing leverage.
We achieved our debt reduction objective in fiscal 2019 while also repurchasing common shares. We repurchased $51.3 million of debt and $34.6 million of outstanding common stock during fiscal 2019. We expect to reduce more outstanding debt by the end of fiscal 2020 than we did in fiscal 2019, with a goal of having less than $1.0 billion of outstanding debt over time. As of September 30, 2019, we had outstanding debt of $1.2 billion.

Reportable Business Segments
Our active homebuilding operations consist of the design, sale, and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Los Angeles County, Orange County, Riverside County, Sacramento County, San Bernardino County, San Diego County, Yolo County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston
East:
Indiana	Indianapolis
Maryland/Delaware	Anne Arundel County, Baltimore County, Howard County, Montgomery County, Sussex County
Tennessee	Nashville
Virginia	Fairfax County, Loudoun County, Prince William County, Stafford County
Southeast:
Florida	Orlando, Tampa/St. Petersburg
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
The following tables summarize certain operating information of our reportable segments, including number of homes closed, the average selling price for the periods presented, and units and dollar value in backlog as of September 30, 2019, 2018, and 2017. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	2019		2018		2017
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Selling Price
West	2,859	$354.3	2,895	$345.3	2,527	$336.9
East	1,092	463.7	1,221	418.3	1,382	386.1
Southeast	1,549	360.2	1,651	343.5	1,616	316.1
Total Company	5,500	$377.7	5,767	$360.2	5,525	$343.1

	September 30, 2019		September 30, 2018		September 30, 2017
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	982	$362.5	858	$305.5	879	$306.0
East	341	155.1	281	127.5	413	161.7
Southeast	385	147.5	493	195.0	563	198.1
Total Company	1,708	$665.1	1,632	$628.0	1,855	$665.8
ASP in backlog (in thousands)		$389.4		$384.8		$358.9

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
Marketing and Sales
We make extensive use of digital and traditional marketing vehicles and other promotional activities, including our websites (www.beazer.com, www.gatherings.com, and www.beazerenespanol.com), mobile site (m.beazer.com), real estate listing sites, digital advertising (including search engine marketing and display advertising), social media, video, brochures, direct marketing, and out-of-home advertising (including billboards and signage) located in the immediate areas of our developments, as well as additional activities. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes®, Gatherings®, and Choice PlansTM, for use in our business.
Our practice is to build, decorate, furnish, and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2019, we maintained and owned 262 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable, and hands-on experience for our customers, including digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, signage, and more. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from the sales offices located in the model homes used in the community) as well as through independent brokers. Our new home counselors are available to assist prospective homebuyers by providing them with floor plans, pricing information, tours of model homes, the community's unique selling proposition, detailed explanations of our differentiators, discussed below, and associated savings opportunities. Sales personnel are trained internally and participate in a structured training program focused on sales techniques, product familiarity, competitive products in the area, construction schedules, and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Sales personnel must be licensed real estate agents where required by law.
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
Mortgage Choice - Most of our buyers need to arrange financing in order to purchase a new home. Unlike many of our major competitors, we have no ownership or other interest in a mortgage company, which allows us to partner with our customers to help them get the most competitive interest rates, fees and service levels available. For every Beazer community, we identify Choice Lenders, who are selected for their ability to provide a comprehensive array of products and programs, meet our high customer service standards and willingness to compete to earn our customer’s business. We then provide our customers with an industry-leading online comparison tool that helps them easily compare multiple mortgage offers side-by-side.
Choice PlansTM - Every family lives in their home differently, which is why we created Choice PlansTM. Choice PlansTM provide our buyers with more floor plan flexibility at no additional cost. For example, buyers of to-be-built homes can typically choose between two different configurations in the kitchen/great room and in the master bedroom/bathrooms based on individual preferences, at no additional cost. Offering these pre-designed floor plan alternatives allows us to offer fewer different plans, which improves efficiency and reduce costs while creating living areas that match an individual buyer's lifestyle.

Surprising Performance - We place an emphasis on building high-quality homes and delivering outstanding customer experience. All Beazer homes are designed and built to provide Surprising Performance, which means more quality, comfort, and savings. We deliver these benefits through people, materials, and process. From the perspective of people, our experienced team of new home counselors, designers, builders, and customer care representatives are dedicated to provide excellent service at every point of the home purchase process. From the perspective of materials, we work with industry-leading partners who, like us, are committed to innovation and quality. From the perspective of process, we ensure quality of construction through high caliber construction practices and rigorous inspections. For example, we ensure our homes are built to the latest ENERGY STAR® standards and provide buyers with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have an energy rating (on a scale in which a lower score is better) of 130, while new homes that are built to code typically score around 100. As of September 30, 2019, the average new Beazer home has an energy rating of 58.
Markets and Product Description
We evaluate a number of factors in determining which geographic markets to enter and remain in as well as which consumer segments to target with our homebuilding activities. We compete in sixteen geographic markets across the United States in part to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of new home communities. We continually review our sixteen markets based on aggregate demographic information, land prices and availability, competitive dynamics, and our own operating results. We use the results of these reviews to re-allocate our investments generally to those markets where we believe we can maximize our profitability and return on capital.
We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, product affordability, consumer preferences, margins, timing, and the economic strength of the market. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up, or active adult. We expect our focus on active adult buyers to increase as our Gatherings® business progresses, which is further discussed below. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data, including information about marital and family status, employment, age, affluence, special interests, media consumption, and distance moved. Although we offer a selection of amenities and home customization options, we generally do not build “custom homes.” In all of our home offerings, we attempt to increase customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations, and competitive prices.
Gatherings. For over a decade, we have been building age-targeted four-story condominiums to address the growing 55-plus segment in the Mid-Atlantic. In 2016, Gatherings® by Beazer Homes was officially introduced across several new areas within Beazer's geographic footprint. We strive to provide extraordinary value at an affordable price and become a premier provider of condominium living for adults over age 55. Orlando and Dallas are currently selling Gatherings homes, and projects are underway in Atlanta, Dallas, Houston, Maryland, Nashville, and Virginia. As of September 30, 2019, we have approved new communities representing nearly 1,200 potential future sales.
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
We allocate capital resources in a manner consistent with our overall business strategy. We will vary our capital allocation based on market conditions, results of operations, and other factors. Capital commitments are determined through consultation among executive and operational personnel who play an important role in ensuring that new investments are consistent with our strategy.

Financial controls are also maintained through the centralization and standardization of accounting and finance activities, policies, and procedures.
Field Operations
The development and construction of each new home community is managed by our operating divisions, each of which is led by a regional market leader and/or an area president who reports to our Chief Executive Officer. Within our operating divisions, our field teams are equipped with the skills needed to complete the functions of land acquisition, land entitlement, land development, home construction, local marketing, sales, warranty service, and certain purchasing and planning/design functions. However, the accounting and accounts payable functions of our field operations are concentrated in our national accounting center, which we consider to be part of our corporate operations.
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
We select land for purchase based upon a variety of factors, including:

•	internal and external demographic and marketing studies;

•	suitability for development during the time period of one to five years from the beginning of the development process to the last closing;

•	financial review as to the feasibility of the proposed project, including profit margins and returns on capital employed;

•	the ability to secure governmental approvals and entitlements;

•	environmental and legal due diligence;

•	competition in the area;

•	proximity to local traffic corridors, job centers, and other amenities; and

•	management's judgment of the real estate market and economic trends and our experience in a particular market.
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake, or the grantor of the option then undertakes in the case of land under option, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2019 and 2018, we continued to pursue land acquisition opportunities and develop our land positions, spending approximately $226.0 million and $425.4 million, respectively, for land acquisition and $243.9 million and $210.1 million, respectively, for land development.
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
Under option contracts, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit, and other non-refundable amounts incurred, which totaled approximately $78.2 million as of September 30, 2019. The total remaining purchase price, net of cash deposits, committed under all land option contracts was $389.7 million as of September 30, 2019.
We expect to exercise, subject to market conditions and seller satisfaction of contract terms, substantially all of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table summarizes land controlled by us by reportable segment as of September 30, 2019:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	182	373	243	—	—	798	507	1,305
California	390	983	771	1	379	2,524	21	2,545
Nevada	192	455	409	66	—	1,122	334	1,456
Texas	622	1,033	1,971	—	75	3,701	1,635	5,336
Total West	1,386	2,844	3,394	67	454	8,145	2,497	10,642
East
Indiana	95	277	391	—	38	801	181	982
Maryland/Delaware	115	61	383	93	1	653	882	1,535
New Jersey	—	—	—	117	—	117	—	117
Tennessee	182	240	305	—	101	828	177	1,005
Virginia	18	61	121	—	—	200	346	546
Total East	410	639	1,200	210	140	2,599	1,586	4,185
Southeast
Florida	199	343	179	33	1	755	749	1,504
Georgia	195	580	210	—	86	1,071	163	1,234
North Carolina	66	62	40	21	—	189	288	477
South Carolina	141	498	969	68	35	1,711	122	1,833
Total Southeast	601	1,483	1,398	122	122	3,726	1,322	5,048
Total	2,397	4,966	5,992	399	716	14,470	5,405	19,875
(a) This category represents lots upon which construction of a home has commenced, including model homes.

The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2019:

(In thousands)	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$413,848	$3,483	$5,160
East	136,399	14,077	4,104
Southeast	187,954	10,971	3,398
Total	$738,201	$28,531	$12,662
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of September 30, 2019, our unconsolidated entities had borrowings outstanding totaling $12.7 million. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.
Our consolidated balance sheets include investments in unconsolidated entities totaling $4.0 million and $4.0 million as of September 30, 2019 and September 30, 2018, respectively.
Construction
We typically act as the general contractor for the construction of our new home communities. Our project development activities are controlled by our operating divisions whose employees supervise the construction of each new home community by coordinating the activities of independent subcontractors and suppliers, subjecting their work to quality and cost controls and ensuring compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market. Our home plans are created in a collaborative effort with industry leading architectural firms, allowing us to stay current with changing home design trends as well as expanding our focus on engineering without sacrificing value for our customers.
Agreements with our subcontractors and materials suppliers are generally entered into after a competitive bidding process during which we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us in accordance with the specifications we provide. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. We do not maintain significant inventories of construction materials, except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been and continue to be available. However, material prices may fluctuate due to various factors, including demand or supply shortages and the price of certain commodities, which may be beyond the control of us or our vendors. When it is economically advantageous, we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good.
Construction time for our homes depends on local governmental approval processes, product type, location, and the availability of labor, materials, and supplies. Homes are designed to promote efficient use of space and materials and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. As of September 30, 2019, excluding models, we had 2,135 homes at various stages of completion, of which 1,271 were under contract and included in backlog at such date and 864 were unsold homes (238 of which were substantially completed), either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled (collectively known as “speculative” or “spec” homes).

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
Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers through our Mortgage Choice program. Approximately 92% of our fiscal 2019 customers elected to finance a portion of their home purchase.
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
We utilize our experience within our geographic markets and the breadth of our product line to vary regional product offerings to reflect changing market conditions. We strive to respond to market conditions and to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Our product offerings strive to provide extraordinary value at an affordable price with intentional focus on Millennials and Baby Boomers because they are the two largest demographic groups of potential home buyers.
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

We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, “slow-growth” or “no-growth” initiatives, or building permit allocation ordinances, which could be implemented in the future in the markets in which we operate. Substantially all of our land is entitled and, therefore, moratoriums generally adversely affect us only if they arose from health, safety, and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for communities in their jurisdictions. However, these fees are normally established when we receive recorded final maps and building permits. We are also subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage due to continuing drought conditions within that region.
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
Health and Safety Matters
We strive to provide a safe and healthy work environment for all employees. We believe that corporate social responsibility is an essential factor for our overall success. This includes adopting ethical practices to direct how we do business while keeping the interests of our stakeholders and the environment in mind.
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
Bonds and Other Obligations
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of September 30, 2019, we had approximately $276.5 million and $48.3 million of outstanding performance bonds and letters of credit, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Employees and Subcontractors
As of September 30, 2019, we employed 1,205 persons, of whom 386 were sales and marketing personnel and 300 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the independent subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

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
Substantially all of the purchasers of our homes finance their acquisition with mortgage financing. Mortgage interest rates have remained low compared to most historical periods for the last several years, which has made the homes we sell more affordable. After increasing steadily over the second half of 2018, mortgage rates fell precipitously in fiscal year 2019 due in part to Federal Reserve interest rate deductions, decelerating economic growth and other factors. However, given the recent volatility in interest rates, we cannot predict whether interest rates will continue to fall or remain low or rise. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in our revenues and earnings and adversely affect our financial condition.
The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. If these or other lenders’ borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it would likely make it more difficult for our customers to obtain acceptable financing, which would, in turn, adversely affect our business, financial condition and results of operations.
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
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although the rate of inflation has been low for the last several years, during the same period we have experienced, and we continue to experience, increases in the prices of land, labor and materials above the general inflation rate.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs, delay deliveries and could adversely affect our financial condition and results of operations.
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, changes in immigration laws and trends in labor migration, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters such as hurricanes or flooding as discussed more fully below. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic and political factors. For example, government imposed tariffs and trade regulations on imported building supplies have, and in the future could have, significant impacts on the cost to construct our homes. Such measures limit our ability to control costs, which if we are not able to successfully offset such increased costs through higher sales prices, could adversely affect our margins on the homes we build.
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
The market value of our land and/or homes may decline, leading to impairments or other charges and reduced profitability.
We regularly acquire land for replacement and expansion of our land inventory within our existing and new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. While we employ measures to manage inventory risk, we may not be able to adequately insulate our operations from a severe drop in inventory values. As a result, we may incur impairment charges or have to sell land at a loss. For example, during the second quarter of fiscal 2019, we recognized impairments of $110.0 million on projects in progress and $38.6 million on land held for sale. See Note 5 of the notes to our consolidated financial statements in this Form 10-K. In addition, when market conditions are such that land values are not appreciating, option contracts previously entered into may become less desirable, at which time we may elect to forgo deposits and pre-acquisition costs and terminate the agreements, which could result in abandonment charges. Material impairment charges, abandonment charges of other write-downs of assets could adversely affect our financial condition and results of operations.
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
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur additional pre-construction costs and it may take longer for us to recover our costs, which could adversely affect our profitability and results of operations.
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
Our senior notes, revolving credit facility, unsecured term loan, letter of credit facilities and other debt impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on our assets. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under certain of our other debt agreements. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.
Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

•	causing us to be unable to satisfy our obligations under our debt agreements;

•	causing us to pay higher interest rates upon refinancing indebtedness if interest rates rise;

•	making us more vulnerable to adverse general economic and industry conditions;

•	making it difficult to fund future working capital, land purchases, acquisitions, capital expenditures, share repurchases, general corporate or other activities; and

•	causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.
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
Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Increased competition could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our financial results could suffer and our ability to service our debt could be adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, many of our competitors have substantially greater financial resources, less leverage and lower costs of funds and operations than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets.
Natural disasters and other related events could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas.
The climates and geology of many of the states in which we operate, including California, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and certain mid-Atlantic states, present increased risks of natural disasters. To the extent that hurricanes, tornadoes, severe storms, heavy or prolonged precipitation, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. For example, in fiscal 2017 and 2018, Hurricanes Harvey, Irma and Florence disrupted our operations in Texas, Florida, North Carolina and South Carolina, which resulted in what we believe were temporary reductions in sales and closings. Natural disasters can also lead to increased competition for subcontractors, which can delay our progress even after the event has concluded. Additionally, and as discussed above, increased competition for skilled labor can lead to cost overruns, as we may have to incentivize the impacted region’s limited trade base to work on our homes. Finally, natural disasters and other related events may also temporarily impact demand, as buyers are not as willing to shop for new homes during or after the event. These risks could adversely affect our business, financial condition and results of operations.

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
Our certificate of incorporation prohibits certain transfers of our common stock that could result in an ownership change. In addition, we are party to a rights agreement intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. In February 2019, our stockholders approved an extension of these protective provisions in our certificate of incorporation and the rights agreement, which as a result are scheduled to expire on November 2022. Any extension of these protective provisions and our entry into a new rights agreement will require additional approval by our stockholders. We cannot guarantee that the requisite stockholder approvals will be obtained. In addition, neither the protective provisions nor the rights agreement offer a complete solution, and an ownership change may occur even if the protective provisions of our charter are extended and a new rights agreement is approved upon expiration. The protective provisions of our certificate of incorporation may not be enforceable against all stockholders and may not prevent all stock transfers that have the potential to cause a Section 382 ownership shift, and the rights agreement may deter, but ultimately cannot block, all transfers of our common stock that might result in an ownership change.
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
We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Our computer systems, including our back-up systems and portable electronic devices, and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches including malware and phishing, cyberattacks, natural disasters, usage errors by our employees or contractors and other related risks. As part of our normal business activities, we collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We share some of this information with third parties who assist us with certain aspects of our business. A significant and extended disruption of or breach of security related to our computer systems and back-up systems may result in business disruption, damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information and require us to incur significant expense to remediate or otherwise resolve these issues including financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs and other competitive disadvantages. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.
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
We historically have experienced, and expect to continue to experience, variability in home sales and earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of both national and local factors, including, among others:

•	the timing of home closings and land sales;

•	our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;

•	conditions of the real estate market in areas where we operate and of the general economy;

•	inventory impairments or other material write-downs;

•	raw material and labor shortages;

•	seasonal home buying patterns; and

•	other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.
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
In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations.
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
Certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We are also party to putative class action lawsuits related to the inventory impairment charges we recognized during fiscal 2019. We cannot predict or determine the timing or final outcome of the current lawsuits, or the effect that any adverse determinations the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages that may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to directors and certain officers.
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
Our future success depends upon our ability to attract, train and retain skilled personnel, including officers and directors. If we are unable to retain our key employees or attract, train or retain other skilled personnel in the future, it could hinder our business strategy and impose additional costs of identifying and training new individuals. Competition for qualified personnel in all of our operating markets, as well as within our corporate operations, is intense.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2019, we had under lease approximately 35,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 220,000 square feet of office space for our divisional and shared services operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
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
For a discussion of our legal proceedings, see Note 9 of the notes to our consolidated financial statements in this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 8, 2019, the last reported sales price of the Company's common stock on the NYSE was $14.06, and we had approximately 189 stockholders of record and 30,941,060 shares of common stock outstanding. The following table sets forth, for the periods presented, the range of high and low trading prices for the Company's common stock during our fiscal 2019 and 2018.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2019
High	$11.60	$13.58	$14.37	$15.00
Low	$8.16	$9.23	$8.89	$9.61
Fiscal Year Ended September 30, 2018
High	$23.24	$20.94	$17.46	$16.08
Low	$18.66	$15.02	$14.05	$10.46
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2019, 2018, or 2017. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2019, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	523,754	$14.34	1,195,793
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2019 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2014 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2015	2016	2017	2018	2019
◆	Beazer Homes USA, Inc.	79.44	69.49	111.68	62.57	88.79
■	S&P 500 Index	99.39	114.72	136.07	160.44	167.27
▲	S&P 500 Homebuilding Index	126.68	125.79	165.62	160.08	207.18

Item 6. Selected Financial Data
The following table summarizes certain financial data for the periods presented:

	Fiscal Year Ended September 30,
	2019	2018	2017	2016	2015
	($ in millions, except per share amounts and unit data)
Statements of Operations Data: (a)
Total revenue	$2,088	$2,107	$1,916	$1,822	$1,627
Gross profit	166	345	313	297	272
Gross margin (b)	8.0%	16.4%	16.3%	16.3%	16.7%
Operating (loss) income	$(90)	$82	$62	$59	$52
(Loss) income from continuing operations	(79)	(45)	32	5	347
(Loss) income per share from continuing operations - basic	(2.59)	(1.40)	1.00	0.16	12.54
(Loss) income per share from continuing operations - diluted	(2.59)	(1.40)	0.99	0.16	10.91
Net (loss) income (c)	$(79.5)	$(45.4)	$31.8	$4.7	$344.1

Balance Sheet Data (end of year): (d)
Cash, cash equivalents and restricted cash	$123	$153	$305	$243	$290
Inventory	1,504	1,692	1,543	1,569	1,698
Total assets	1,958	2,128	2,221	2,213	2,409
Total debt	1,178	1,231	1,327	1,332	1,516
Stockholders' equity	539	644	682	643	630

Supplemental Financial Data: (d)
Cash provided by (used in):
Operating activities	$114	$55	$105	$171	$(81)
Investing activities	(25)	(74)	(14)	(13)	3
Financing activities	(119)	(132)	(30)	(206)	(19)

Financial Statistics: (d)
Total debt as a percentage of total debt and stockholders' equity (end of year)	68.6%	65.7%	66.0%	67.4%	70.6%
Net debt as a percentage of net debt and stockholders' equity (end of year) (e)	66.5%	62.9%	60.3%	63.2%	66.3%
Adjusted EBITDA from total operations (f)	$180.2	$204.7	$178.8	$156.3	$144.1
Adjusted EBITDA margin from total operations (g)	8.6%	9.7%	9.3%	8.6%	8.9%
Operating Statistics from continuing operations:
New orders, net	5,576	5,544	5,464	5,297	5,358
Closings	5,500	5,767	5,525	5,419	5,010
Average selling price on closings (in thousands)	$377.7	$360.2	$343.1	$329.4	$313.5
Units in backlog (end of year)	1,708	1,632	1,855	1,916	2,038
Average selling price in backlog (end of year; in thousands)	$389.4	$384.8	$358.9	$340.6	$327.6
(a) Statements of operations data is from continuing operations. Gross profit includes inventory impairments and abandonments of $148.6 million, $6.5 million, $2.4 million, $15.3 million, and $3.1 million for the fiscal years ended September 30, 2019, 2018, 2017, 2016, and 2015, respectively, as well as unexpected warranty costs and additional insurance recoveries from our third-party insurer, both of which are detailed in the table below that reconciles our net income to Adjusted EBITDA (subsequently defined). The aforementioned charges related to impairments and abandonments were primarily driven by reduction in average selling prices taken for certain communities as a result of competitive pressures over the applicable years. (Loss) income from continuing operations for the fiscal years ended 2019, 2018, 2017, 2016, and 2015 also includes losses on extinguishment of debt of $24.9 million, $27.8 million, $12.6 million, $13.4 million, and $0.1 million, respectively.

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
(f) EBIT (earnings before interest and taxes) equals net (loss) income before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired, and interest expense not qualified for capitalization; and (b) income taxes. EBITDA (earnings before interest, taxes, depreciation, and amortization) is calculated by adding non-cash charges, including depreciation and amortization for the period to EBIT. Adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization) is calculated by adding charges, including debt extinguishment charges, inventory impairment and abandonment charges, joint venture impairment charges, and other non-recurring items for the period to EBITDA. EBITDA and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. EBITDA and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate EBITDA and Adjusted EBITDA in the same manner as Beazer Homes, the EBITDA and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.
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
The following table reconciles our net (loss) income to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2019	2018	2017	2016	2015
Net (loss) income	$(79,520)	$(45,375)	$31,813	$4,693	$344,094
(Benefit) expense from income taxes	(37,245)	94,373	2,621	16,224	(325,927)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	108,941	93,113	88,820	79,322	56,164
Interest expense not qualified for capitalization	3,109	5,325	15,636	25,388	29,822
EBIT	(4,715)	147,436	138,890	125,627	104,153
Depreciation and amortization and stock-based compensation amortization	25,285	24,065	22,173	21,752	19,473
EBITDA	20,570	171,501	161,063	147,379	123,626
Loss on extinguishment of debt	24,920	27,839	12,630	13,423	80
Inventory impairments and abandonments (a)	134,711	4,988	2,389	14,572	3,109
Joint venture impairment and abandonment charges	—	341	—	—	—
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	—	(3,612)	13,582
Additional insurance recoveries from third-party insurer	—	—	—	(15,500)	—
Litigation settlement in discontinued operations	—	—	—	—	3,660
Write-off of deposit on legacy land investment	—	—	2,700	—	—
Adjusted EBITDA	$180,201	$204,669	$178,782	$156,262	$144,057
(a) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. Through the first half of fiscal 2019, the homebuilding industry experienced a softening in demand, after adjusting for normal seasonality, that we believe was a result of the rise in mortgage interest rates and higher home prices, which created affordability challenges for some prospective buyers. As the fiscal year progressed, a decline in mortgage interest rates combined with a positive macroeconomic backdrop led to improved demand. We believe there are multiple factors that will support housing demand moving forward, including low unemployment, rising wages, and growing household formation. Our operating strategy focuses on offering homes that provide our customers with extraordinary value at an affordable price.
Overview of Results for Our Fiscal 2019
Fiscal 2019 represented continued progress towards the execution of our balanced growth strategy. Specifically, we have successfully improved our balance sheet by reducing our debt balance, extending debt maturities, and reducing our cash interest expense. We have also achieved growth in average active community count, average selling price, net new orders, and homes in backlog.
Profitability
For the fiscal year ended September 30, 2019, we recorded net loss from continuing operations of $79.4 million, an increase of $34.4 million from the prior fiscal year’s net loss from continuing operations of $45.0 million. However, there were multiple items that impacted the comparability of our net loss from continuing operations between periods:

•
Income tax benefit from continuing operations was $37.2 million for fiscal 2019 and income tax expense was $94.5 million for fiscal 2018. The income tax benefit in fiscal 2019 was impacted by our loss from operations and the generation of an additional $14.9 million of energy efficient homebuilding federal tax credits. Refer to Note 13 of the notes to the consolidated financial statements for additional discussion of these matters.

•	We recognized $24.9 million in loss on extinguishment of debt in fiscal 2019, a decrease of $2.9 million compared to the prior fiscal year.

•	We recorded $148.6 million in inventory impairment and abandonment charges in fiscal 2019, as compared to $6.5 million charges recorded in the prior year.
Balanced Growth Strategy
We continue to execute against our longer-term balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with flexibility to increase return of capital to investors, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. The following is a summary of our performance against certain key operating and financial metrics during the current period:

•
Sales per community per month was 2.8 and 3.0 for the fiscal years ended September 30, 2019 and 2018, respectively. The decrease in sales pace in fiscal 2019 resulted from difficult selling conditions in the first half of the fiscal year. In response, we took actions to increase sales paces, including increasing pricing incentives. These efforts, together with improving conditions in the second half of the year resulted in much better sales pace in our third and fourth quarters We are focused on maintaining a competitive sales pace in the range of 2.8 to 3.2 going forward.

•
During the year ended September 30, 2019, we had an average active community count of 166, up 6.3% from the prior year. We ended the year with an active community count of 166. We continue to evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed.

•
Our ASP for homes closed during the fiscal year ended September 30, 2019 was $377.7 thousand, up 4.9% compared to the prior year. The year-over-year increase in ASP on closings was primarily a function of geographic mix and product shift, though we also benefited from pricing power in some markets. In addition, we ended fiscal 2019 with an ASP of $389.4 thousand for our units in backlog, indicating that ASP growth may continue in the near term.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the fiscal year ended September 30, 2019 was 19.7%, down from 21.2% in the prior year. We experienced a softening of demand for new homes in early fiscal 2019 in many of our markets. We responded by offering price reductions and sales incentives in order to stimulate sales demand which has resulted in lower gross margins than the comparable prior year period. In addition, we also experienced some cost pressures related to labor and materials and a slight shift in geographic mix. We continue to take action to mitigate these pressures through our efforts to reduce construction costs, improve cycle time, and reduce incentives where feasible.

•
SG&A for the fiscal year ended September 30, 2019 was 11.6% of total revenue compared with 11.8% a year earlier. The decrease in SG&A as a percentage of total revenue was due to our continued focus on improving overhead cost management in relation to our revenue growth.

•
Capital efficiency, debt reduction, and share repurchases. We continue to employ a number of strategies to improve capital efficiency, including the use of option contracts, acquisition of shorter duration land parcels, and activation of previously land held for future development communities. In addition, during the first quarter of fiscal 2019, our Board of Directors approved a share repurchase program that authorizes us to repurchase up to $50.0 million of our outstanding common stock. As part of this program, we repurchased a total of $34.6 million of our common stock during the first three quarters of 2019 through accelerated share repurchases (ASR), a 10b5-1 plan, and open market transactions. During fiscal 2019, we also refinanced our unsecured Senior Notes due 2022 and repurchased $51.3 million of our Senior Notes, which generated approximately $15.0 million in annual interest savings (see Note 8 of the notes to our consolidated financial statements in this Form 10-K for discussion of debt activity). We expect to reduce outstanding debt during fiscal 2020 by more than we did in fiscal 2019, with a goal of having less than $1.0 billion of outstanding debt over time.

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2019	976	1,598	1,544	1,458	5,576
2018	1,110	1,679	1,450	1,305	5,544
2017	1,005	1,549	1,595	1,315	5,464
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2019	1,083	1,134	1,269	2,014	5,500
2018	1,066	1,266	1,391	2,044	5,767
2017	995	1,239	1,387	1,904	5,525

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
$ in thousands	2019	2018	2017
Revenues:
Homebuilding	$2,077,245	$2,077,360	$1,895,855
Land sales and other	10,494	29,773	20,423
Total	$2,087,739	$2,107,133	$1,916,278
Gross profit (loss):
Homebuilding	$206,034	$348,275	$312,201
Land sales and other	(39,998)	(3,260)	663
Total	$166,036	$345,015	$312,864
Gross margin:
Homebuilding (a)	9.9%	16.8%	16.5%
Land sales and other (b)	(381.2)%	(10.9)%	3.2%
Total	8.0%	16.4%	16.3%
Commissions	$79,802	$81,002	$74,811
G&A (c)	$161,371	$168,658	$161,906
SG&A (commissions plus G&A) as a percentage of total revenue	11.6%	11.8%	12.4%
G&A as a percentage of total revenue	7.7%	8.0%	8.4%
Depreciation and amortization	$14,759	$13,807	$14,009
Operating (loss) income	$(89,896)	$81,548	$62,138
Operating (loss) income as a percentage of total revenue	(4.3)%	3.9%	3.2%
Effective tax rate (d)	31.9%	191.1%	7.8%
Equity in income of unconsolidated entities	$404	$34	$371
Loss on extinguishment of debt	$24,920	$27,839	$12,630
(a) Homebuilding gross margin for fiscal 2019 was impacted by $110.0 million of impairments primarily related to impairments recorded in the second quarter for certain projects in progress in California.
(b) Calculated as land sales and other gross profit (loss) divided by land sales and other revenue. Land sales and other gross margin is shown as a significant negative percentage for fiscal 2019 due to the $38.6 million of impairments recorded in the second quarter related to land held for sale assets in California.
(c) G&A was impacted in fiscal 2017 by a $2.7 million charge to write off a deposit on a legacy investment in a development site that we deemed uncollectible.
(d) Calculated as tax (benefit) expense for the period divided by (loss) income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax (benefit) expense is not always directly correlated to the amount of pretax (loss) income for the associated periods.

Homebuilding Operations Data
The following table summarizes net new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2019	2018	2017	19 v 18	18 v 17	2019	2018	2017
West	2,983	2,874	2,578	3.8%	11.5%	16.7%	18.4%	18.1%
East	1,152	1,089	1,351	5.8%	(19.4)%	16.0%	20.9%	18.1%
Southeast	1,441	1,581	1,535	(8.9)%	3.0%	15.2%	16.2%	19.4%
Total	5,576	5,544	5,464	0.6%	1.5%	16.1%	18.3%	18.5%
Net new orders for the year ended September 30, 2019 increased to 5,576, up 0.6% from the year ended September 30, 2018. The increase in net new orders was primarily driven by an increase in average active communities to 166, up from 156 in the prior year. The slight increase also resulted from a lower cancellation rate in fiscal 2019. Sales per active community per month were 2.8 for fiscal year 2019 compared to 3.0 for fiscal year 2018, with no change in the West and slight decreases in the East and Southeast segments. Net new order increased in the West and the East but decreased in the Southeast segment due to affordability concerns, among other things, that impacted buyers' willingness to commit to a home purchase, particularly in the first quarter of fiscal 2019.
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
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2019, 2018, and 2017:

	As of September 30,
	2019	2018	2017	19 v 18	18 v 17
Backlog Units:
West	982	858	879	14.5%	(2.4)%
East	341	281	413	21.4%	(32.0)%
Southeast	385	493	563	(21.9)%	(12.4)%
Total	1,708	1,632	1,855	4.7%	(12.0)%
Aggregate dollar value of homes in backlog (in millions)	$665.1	$628.0	$665.8	5.9%	(5.7)%
ASP in backlog (in thousands)	$389.4	$384.8	$358.9	1.2%	7.2%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of September 30, 2019 increased 5.9% compared to the prior year due to a 4.7% increase in units in backlog and an 1.2% increase in the ASP of homes in backlog. The increase in backlog units was primarily due to the aforementioned increase in net new orders for the year ended September 30, 2019 compared to prior year.
The aggregate dollar value of homes in backlog as of September 30, 2018 decreased 5.7% compared to September 30, 2017 due to a 7.2% increase in the ASP of homes in backlog, partially offset by a 12.0% decline in units in backlog. The decline in units in backlog was primarily driven by a rise in the pace of closing compared to the prior fiscal year and disruptions related to Hurricane Florence in North and South Carolina.

Homebuilding Revenue, Average Selling Price, and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
$ in thousands	2019	2018	2017	19 v 18	18 v 17	2019	2018	2017	19 v 18	18 v 17
West	$1,012,977	$999,599	$851,472	1.3%	17.4%	$354.3	$345.3	$336.9	2.6%	2.5%
East	506,389	510,710	533,585	(0.8)%	(4.3)%	463.7	418.3	386.1	10.9%	8.3%
Southeast	557,879	567,051	510,798	(1.6)%	11.0%	360.2	343.5	316.1	4.9%	8.7%
Total	$2,077,245	$2,077,360	$1,895,855	—%	9.6%	$377.7	$360.2	$343.1	4.9%	5.0%

	Closings
	2019	2018	2017	19 v 18	18 v 17
West	2,859	2,895	2,527	(1.2)%	14.6%
East	1,092	1,221	1,382	(10.6)%	(11.6)%
Southeast	1,549	1,651	1,616	(6.2)%	2.2%
Total	5,500	5,767	5,525	(4.6)%	4.4%
The increase in ASP across all segments for the year ended September 30, 2019 was impacted by a change in the mix of closings between geographies, products, and communities within each individual market as compared with the prior fiscal year. It was also positively impacted by our operational strategies as well as improved market conditions in certain geographies in the latter half of our fiscal year. These same dynamics enhanced our ability to generate a higher ASP during fiscal 2018 when compared with fiscal 2017. On average, we anticipate that our ASP will continue to increase slightly during the first two quarters of fiscal 2020, as indicated by our ASP for homes in backlog as of September 30, 2019.
Closings for fiscal 2019 decreased across all segments compared to fiscal 2018 due to fewer units in beginning backlog and lower sales per active community per month for fiscal 2019. However, closings in our Dallas, Nashville and Myrtle Beach markets increased as a result of higher sales per active community per month at these markets for fiscal 2019 as compared to fiscal 2018. In addition, closings in our Atlanta market increased by more than 120 units primarily due to the Venture Homes acquisition in the fourth quarter of fiscal 2018.
For fiscal year 2018, the year-over-year increase in closings in our West segment was primarily driven by strong growth in our Las Vegas and Phoenix markets, where we sold a significant number of homes in certain communities. Closings in our East segment declined due to lower closings in our Indianapolis market, partially offset by growth in our Maryland market. Closings increased in our Southeast segment primarily due to growth in the Atlanta market related to the Venture Homes acquisition, which added 70 closings in the fourth quarter of fiscal 2018, partially offset by disruption from Hurricane Florence, which caused us to push a small number of closings into the first quarter of fiscal year 2019.
Our overall increase in homebuilding revenue for fiscal 2019 as compared to fiscal 2018 and fiscal 2017 is primarily the result of increase in ASP, partially offset by a decrease in closings.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total. In addition, such amounts are presented excluding inventory impairments and abandonments and interest amortized to cost of sales (COS). Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land acquisition and land development costs, home construction costs, capitalized interest amortization, indirect costs of construction, estimated warranty costs, closing costs, and inventory impairment and abandonment charges).

$ in thousands	Fiscal Year Ended September 30, 2019
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o (a) I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$119,624	11.8%	$92,912	$212,536	21.0%	$—	$212,536	21.0%
East	96,008	19.0%	—	96,008	19.0%	—	96,008	19.0%
Southeast	95,603	17.1%	858	96,461	17.3%	—	96,461	17.3%
Corporate & unallocated	(105,201)		16,259	(88,942)		93,875	4,933
Total homebuilding	$206,034	9.9%	$110,029	$316,063	15.2%	$93,875	$409,938	19.7%

$ in thousands	Fiscal Year Ended September 30, 2018
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$228,637	22.9%	$—	$228,637	22.9%	$—	$228,637	22.9%
East	102,346	20.0%	—	102,346	20.0%	—	102,346	20.0%
Southeast	104,051	18.3%	793	104,844	18.5%	—	104,844	18.5%
Corporate & unallocated	(86,759)		212	(86,547)		91,132	4,585
Total homebuilding	$348,275	16.8%	$1,005	$349,280	16.8%	$91,132	$440,412	21.2%

$ in thousands	Fiscal Year Ended September 30, 2017
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$186,629	21.9%	$1,625	$188,254	22.1%	$—	$188,254	22.1%
East	109,289	20.5%	188	109,477	20.5%	—	109,477	20.5%
Southeast	103,193	20.2%	—	103,193	20.2%	—	103,193	20.2%
Corporate & unallocated	(86,910)		68	(86,842)		88,764	1,922
Total homebuilding	$312,201	16.5%	$1,881	$314,082	16.6%	$88,764	$402,846	21.2%
(a) w/o - without

Our overall homebuilding gross profit decreased to $206.0 million for the fiscal year ended September 30, 2019, from $348.3 million in the prior year. The decrease in homebuilding gross profit was driven by (1) impairment charges of $110.0 million primarily related to impairments recognized during the second quarter of fiscal 2019 for projects in progress in California and (2) a slight decrease in revenue and gross margin for non-impaired communities. Interest amortized to homebuilding cost of sales increased by $2.7 million year-over-year (refer to Note 5 and Note 6 of the notes to our consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairments and abandonments and interest, year-over-year gross profit decreased by $30.5 million while our gross margin decreased by 150 basis points to 19.7%. The year-over-year change in gross margin is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including margin impact on homes closed during the current fiscal year; (3) increased focus on managing our house costs and improving cycle times; (4) fluctuations in discrete items in the current period such as warranty costs; and (5) the impact of purchase accounting related to our acquisition of Venture Homes. In fiscal 2019, we focused on a continuing objective to simplify our product offerings, which includes streamlining our plan and structural options and design studio offerings to improve efficiency and reduce costs. We expect these efforts to positively contribute to our gross margin in the future.
Our overall homebuilding gross profit increased to $348.3 million for the fiscal year ended September 30, 2018, from $312.2 million in the prior year. The increase was driven by growth in homebuilding revenue of $181.5 million combined with slightly higher gross margin. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by certain items. Specifically, interest amortized to homebuilding cost of sales increased by $2.4 million year-over-year, and impairment and abandonment charges decreased by $0.9 million over the same period. When excluding the impact of impairments and abandonments, interest, and non-recurring items, year-over-year gross profit increased by $37.6 million while our gross margin remained flat at 21.2%.
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
In a given period, our reported gross profit is generated from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross profit amounts arise from recoveries of prior period costs, including warranty items that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the impairment. Gross margin for each home closing is higher for a particular community after an impairment because the carrying value of the underlying land was reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2019, our homebuilding gross margin was 9.9% and excluding interest and inventory impairments and abandonments, it was 19.7%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.3% of total closings during fiscal 2019:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(1.2)%
Impact of interest amortized to COS related to these communities	5.1%
Pre-impairment turn gross margin, excluding interest amortization	3.9%
Impact of impairment turns	15.3%
Gross margin (post impairment turns), excluding interest amortization	19.2%
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

$ in thousands	Land Sales and Other Revenues
	2019	2018	2017	19 v 18	18 v 17
West	$1,725	$15,204	$1,758	(88.7)%	764.8%
East	8,572	13,853	17,837	(38.1)%	(22.3)%
Southeast	197	716	828	(72.5)%	(13.5)%
Total	$10,494	$29,773	$20,423	(64.8)%	45.8%

$ in thousands	Land Sales and Other Gross Profit (Loss)
	2019	2018	2017	19 v 18	18 v 17
West	$(37,854)	$1,708	$732	(2,316.3)%	133.3%
East	208	321	(119)	(35.2)%	369.7%
Southeast	(65)	(3,153)	50	97.9%	(6,406.0)%
Corporate and unallocated (a)	(2,287)	(2,136)	—	(7.1)%	n/m
Total	$(39,998)	$(3,260)	$663	(1,126.9)%	(591.7)%
(a) Corporate and unallocated includes interest and indirect costs related to land sold that was expensed.
n/m - indicates the percentage is “not meaningful.”
For the fiscal year ended September 30, 2019, land sales and other gross profit (loss) was impacted by a $38.6 million of impairment charges recognized during the second quarter of fiscal 2019 related to six land held for sale parcels in California. Two of these parcels were sold in the fourth quarter for amounts approximately equal to their carrying costs. While steps to sell our remaining land held for sale assets have been taken, the timing of completion of such asset dispositions is unknown.
For the fiscal year ended September 30, 2018, we recognized impairment charges in our Southeast and Corporate and unallocated segments of approximately $3.2 million and $2.1 million, respectively, related to a community in our Atlanta market. Please see Note 5 of the notes to consolidated financial statements in this Form 10-K for additional details.

To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
Operating (Loss) Income
The table below summarizes operating (loss) income by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017	19 v 18	18 v 17
West	$(5,492)	$142,310	$110,600	$(147,802)	$31,710
East (a)	51,576	57,372	58,191	(5,796)	(819)
Southeast	40,165	45,950	53,905	(5,785)	(7,955)
Corporate and Unallocated (b)	(176,145)	(164,084)	(160,558)	(12,061)	(3,526)
Operating (loss) income (c)	$(89,896)	$81,548	$62,138	$(171,444)	$19,410
(a) Operating (loss) income for our East segment for the year ended September 30, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed uncollectible.
(b) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(c) Operating (loss) income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our consolidated financial statements in this Form 10-K).
Our operating income decreased by $171.4 million to a loss of $89.9 million for the fiscal year ended September 30, 2019, compared to income of $81.5 million for fiscal 2018. The decrease was primarily driven by the previously discussed decline in gross profit due to impairment charges recognized during the second quarter of fiscal 2019, partially offset by lower SG&A costs compared to the prior year. Commissions and G&A declined year-over-year as a percentage of total revenue by approximately 10 and 30 basis points.
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
Below operating income, we had two noteworthy fluctuations between fiscal 2019 and fiscal 2018 as follows: (1) we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest costs not qualified for capitalization; and (2) we recorded a loss of $24.9 million on the extinguishment of debt as compared to $27.8 million in the prior year due to the management of our debt portfolio. See the notes to our consolidated financial statements in this Form 10-K for additional discussion of these matters.
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

The income tax benefit recorded during the fiscal year ended September 30, 2019 resulted from our loss from operations and the generation of additional federal tax credits.

The income tax expense recorded during our fiscal year ended September 30, 2018 resulted from our income from operations and the remeasurement of deferred tax asset at the newly enacted 21.0% federal tax rate, partially offset by the generation of federal tax credits and an additional benefit resulting from changes in our valuation allowance. The valuation allowance on all of our federal tax net operating losses and credits as well as portions of our state net losses was reduced due to our determination that it is more likely than not that these assets will be realized.
The income tax expense recorded during our fiscal year ended September 30, 2017 resulted from our income from operations, partially offset by the generation of federal tax credits and an additional benefit resulting from changes in our valuation allowance. Our valuation allowance on our state net operating losses was reduced due to an increase in our estimate of utilization related to changes in our uncertain tax positions.
Refer to Note 13 of the notes to consolidated financial statements in this Form 10-K for a further discussion of our income taxes and valuation allowance changes.
Fiscal year ended September 30, 2019 as compared to 2018
West Segment: Homebuilding revenue increased by 1.3% for the fiscal year ended September 30, 2019 compared to the prior fiscal year due to an increase in ASP of 2.6%, partially offset by a 1.2% decrease in closings. Compared to the prior fiscal year, homebuilding gross profit decreased by $109.0 million primarily due to a decline in gross margin, from 22.9% in fiscal 2018 to 11.8% in fiscal 2019. The decrease in gross margin resulted primarily from impairment charges recognized during the second quarter of fiscal 2019 as well as a decline in homebuilding gross margin for non-impaired communities. Excluding impairments, homebuilding margin decreased to 21.0%, down from 22.9% in the prior year. The decrease in gross margin was driven primarily by a combination of increased incentives and direct construction costs. The $147.8 million year-over-year decrease in operating income was the result of the aforementioned impairment charges, partially offset by a decrease in commissions expense on higher homebuilding revenues and lower G&A costs.
East Segment: Homebuilding revenue decreased by 0.8% for the fiscal year ended September 30, 2019 compared to the prior fiscal year due to an 10.6% decrease in closings, partially offset by an increase in ASP of 10.9%. Compared to the prior fiscal year, homebuilding gross profit decreased by $6.3 million due to a decline in homebuilding revenue and lower homebuilding gross margin, which decreased from 20.0% in fiscal 2018 to 19.0% in fiscal 2019. The decrease was primarily attributable to a combination of increased incentives and a softening in demand during the first half of fiscal 2019. The $5.8 million year-over year decrease in operating income was a result of the aforementioned decrease in gross profit, partially offset by a decrease in commissions expense on lower homebuilding revenue and a year-over-year decline in G&A costs.
Southeast Segment: Homebuilding revenue decreased by 1.6% for the fiscal year ended September 30, 2019 compared to the prior fiscal year due to a decrease in closings of 6.2%, partially offset by a 4.9% increase in ASP. Compared to the prior fiscal year, homebuilding gross profit decreased by $8.4 million due to the decrease in homebuilding revenue and a decrease in gross margin, from 18.3% in fiscal 2018 to 17.1% in fiscal 2019. The decrease in gross margin was driven in part by a softening in demand during the first half of fiscal 2019, a $0.9 million impairment during the first quarter of fiscal 2019, and the impact of purchase accounting related to our acquisition of Venture Homes. The $5.8 million year-over-year decrease in operating income resulted from a decline in homebuilding gross profit and higher G&A costs, partially offset by a decrease in commissions expense on lower homebuilding revenue.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2019, corporate and unallocated net costs increased by $12.1 million over the prior fiscal year. The increase was primarily due to (1) a $16.9 million write-off of capitalized interest and indirect costs related to the impairment of assets in the West and Southeast segments; (2) an increase in the proportion of interest and indirect costs expensed to cost of sales year-over-year, partially offset by (3) decrease in G&A costs of $7.1 million.

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
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest and capitalized indirect costs; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2018, corporate and unallocated net costs increased by $3.5 million over the prior fiscal year. The increase was primarily due to higher corporate costs incurred due to (1) business growth, including costs associated with the opportunity to increase the scope of our Gatherings projects for active adults; and (2) a $2.1 million write-off of capitalized interest and indirect costs related to the impairment of a land held for sale asset; partially offset by (4) an increase in the proportion of interest and indirect costs capitalized to inventory within our respective operating segments, resulting in a decrease to interest expense not qualified for capitalization.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time to time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of September 30, 2019, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Cash and cash equivalents changed as follows for the periods presented:

(In thousands)	2019	2018	2017
Cash provided by operating activities	$113,635	$54,838	$104,862
Cash used in investing activities	(25,125)	(74,148)	(13,783)
Cash used in financing activities	(118,964)	(132,051)	(29,746)
Net (decrease) increase in cash and cash equivalents	$(30,454)	$(151,361)	$61,333

Operating Activities
Net cash provided by operating activities was $113.6 million for the fiscal year ended September 30, 2019 compared to $54.8 million for the fiscal year ended September 30, 2018. Our primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and land development spending. Net cash provided by operating activities for fiscal 2019 was driven primarily by a net decrease in inventory of $42.9 million, and loss from continuing operations before income taxes of $116.6 million, which included non-cash impairment charges of $148.6 million, loss on debt extinguishment of $24.9 million and other non-cash charges of $25.0 million, partially offset by a net increase in non-inventory working capital assets of $1.4 million and a net decrease in trade accounts payable and other current liabilities of $9.7 million.
Net cash provided by operating activities during the fiscal year ended September 30, 2018 was $54.8 million compared to $104.9 million for the fiscal year ended September 30, 2017. Net cash provided by operating activities for fiscal 2018 was driven primarily by income from continuing operations before income taxes of $49.4 million, which included $34.2 million of non-cash charges, and a $43.3 million decrease in non-inventory working capital balances, partially offset by a net increase in inventory of $95.8 million resulting from land acquisition, land development, and house construction spending to support future growth. This net increase in inventory excludes the initial cash paid to acquire inventory from Venture Homes, which is included in investing cash flows due to our treatment of the acquisition as a business combination (refer to "Investing Activities" below for discussion of the cash flow impact of the Venture Homes acquisition; also refer to Note 2 of the notes to our consolidated financial statements for additional details regarding the Venture Homes acquisition).
Investing Activities
Net cash used in investing activities was $25.1 million for fiscal year 2019 compared to $74.1 million in fiscal 2018 and $13.8 million in fiscal 2017. For both fiscal 2019 and 2018, net cash used in investing activities was primarily due to capital expenditures for model homes as well as the acquisition of Venture Homes (refer to Note 2 of the notes to our consolidated financial statements included in this Form 10-K for discussion of the Venture Homes acquisition). For fiscal 2017, net cash used in investing activities was primarily driven by capital expenditures for model homes, partially offset by the receipt of proceeds from the sale of fixed assets and the return of capital from unconsolidated entities.
Financing Activities
Net cash used in financing activities of $119.0 million for the fiscal year ended September 30, 2019 was primarily due to the repayment of certain debt issuances (including our 2022, 2023, 2025, and 2027 Senior Notes and other secured notes payable), the payment of cash for debt issuance costs, repurchase of common stock, partially offset by the proceeds received from the issuance of Senior Notes due 2029 as well as the Senior Unsecured Term Loan (refer to Note 8 of the notes to our consolidated financial statements included in this Form 10-K, as well as discussion below).
Net cash used in financing activities during the fiscal year ended September 30, 2018 was $132.1 million, primarily due to the repayment of certain debt issuances (including our 2019 and 2023 Senior Notes and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2027, offset by the proceeds received from the issuance of Senior Notes due 2027. Net cash used in financing activities for the fiscal year ended September 30, 2017 was $29.7 million, primarily due to the repayment of certain debt issuances (including our 2021 Senior Notes, the then outstanding Term Loan, and other miscellaneous borrowings) and the payment of cash for debt issuance costs related to our Senior Notes due 2025, offset by the proceeds received from the issuance of Senior Notes due 2025.
Financial Position
As of September 30, 2019, our liquidity position consisted of the following:

•	$106.7 million in cash and cash equivalents;

•	$250.0 million of remaining capacity under the Facility; and

•	$16.1 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
While we believe we possess sufficient liquidity, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to operate and grow our business. We expect to be able to meet our liquidity needs in fiscal 2020 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land acquisition and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a period-to-period basis.

Debt
In September 2019, the Company entered into an unsecured amortizing term loan agreement in an aggregate principal amount of $150.0 million maturing in September 2022 with annual repayment installment provisions and a fixed rate of 4.875%. In September 2019, we also issued and sold $350.0 million aggregate principal amount of 7.25% unsecured Senior Notes due October 2029 at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers (the 2029 Notes). Using the proceeds from the term loan agreement, the 2029 Notes and cash on hand, we redeemed our outstanding 8.75% unsecured Senior Notes due March 2022 of $500.0 million, and recorded a loss on debt extinguishment of $25.2 million, which was net of a $1.9 million non-cash write-off of debt issuance and discount costs. As a result, the Company terminated, cancelled, and discharged all of its obligations under the 2022 Notes.
During fiscal 2019, we also redeemed the following debt issuances, which resulted in a net reduction of our outstanding debt of $51.3 million after considering the issuances described above: (1) all of our unsecured Senior Notes due February 2023, which had a balance of $24.8 million as of the beginning of the current fiscal year; (2) $20.4 million of our unsecured Senior Notes due March 2025, which had a balance of $250.0 million as of the beginning of the current fiscal year; and (3) $6.0 million of our unsecured Senior Notes due October 2027, which had a balance of $400.0 million as of the beginning of the current fiscal year. Additionally, we redeemed $2.9 million of loans secured by real estate during the fiscal year. These redemptions resulted in a net loss on debt extinguishment of $0.3 million.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which had a total and available capacity of $250.0 million as of September 30, 2019.
We have also entered into a number of stand-alone, cash-secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $14.1 million of outstanding letters of credit under these facilities, secured with cash collateral that is maintained in restricted accounts totaling $14.8 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of September 30, 2019, the total stated amount of performance letters of credit issued under the reimbursement agreement was $34.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In September 2019, Moody's reaffirmed the Company's issuer corporate family rating of B3 and stable outlook for the Company. In July 2019, S&P reaffirmed the Company's corporate credit rating of B- and its positive outlook for the Company. In October 2019, Fitch reaffirmed the Company's long-term issuer default rating of B- and withdrew ratings for commercial reasons. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, our Board of Directors approved a share repurchase program that authorizes the repurchase of up to $50.0 million of our outstanding common stock. As part of this program, we executed an accelerated share repurchase agreement (ASR) in November 2018 to repurchase an aggregate of $16.5 million of our outstanding common stock. The ASR was completed in December 2018 with a repurchase of approximately 1.6 million shares at an average price per share of $10.62. In May 2019, we executed an additional ASR to repurchase $10.0 million of our outstanding common stock. The second ASR was completed in July 2019 with a total of 1.0 million common shares repurchased at an average price per share of $9.87.
In addition to shares repurchased under ASR agreements, the Company repurchased 0.7 million shares for $8.1 million at an average price per share of $11.35 through open market transactions and a 10b5-1 plan during fiscal 2019. The Company made no share repurchases in the prior year. Refer to Note 2 of the notes to the condensed consolidated financial statements for additional discussion of our share repurchases.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2019, 2018, or 2017.
Off-Balance Sheet Arrangements
As of September 30, 2019, we controlled 19,875 lots. We owned 14,470, or 72.8%, of these lots and 5,405, or 27.2%, of these lots were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $78.2 million as of September 30, 2019. The total remaining purchase price, net of cash deposits, committed under all options was $389.7 million as of September 30, 2019. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. As of September 30, 2019, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the consolidated financial statements in this Form 10-K for additional information.
We had outstanding letters of credit and performance bonds of approximately $48.3 million and $276.5 million, respectively, as of September 30, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.

Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2019:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes, term loan, junior subordinated notes, and other secured notes payable (a)	$1,225,482	$51,154	$100,000	$—	$1,074,328
Interest commitments under senior notes, term loan, junior subordinated notes, and other secured notes payable (b)	585,417	75,882	144,446	137,539	227,550
Obligations related to lots under option	389,705	209,208	151,454	28,308	735
Operating leases	20,152	4,749	8,181	4,671	2,551
Uncertain tax positions (c)	—	—	—	—	—
Total	$2,220,756	$340,993	$404,081	$170,518	$1,305,164
(a) For a listing of our borrowings, refer to Note 8 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2019.
(c) Due to the uncertainty of the timing of settlement with tax authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 13 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits as of September 30, 2019.
We had outstanding performance bonds of approximately $276.5 million as of September 30, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Inventory Valuation - Projects in Progress
Our homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including home construction costs, direct overhead costs, capitalized indirect costs, capitalized interest, real estate taxes and allocated lot costs) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct, and close all of the homes in a typical community. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

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
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance on substantially all of our deferred tax assets. Each period, we evaluated the continued need for the valuation allowance based on extensive quantitative and qualitative factors, a process that requires significant estimates to be made. As of September 30, 2015, we determined that it was appropriate to release a substantial portion of our valuation allowance, generating a non-cash tax benefit. Based on the available evidence and recent operating trends, as of September 30, 2018 we determined that it was appropriate to release an additional portion of our valuation allowance, which also generated a non-cash tax benefit. As of September 30, 2019, our conclusions on whether we are more likely than not to realize all of our federal tax attributes and certain portions of our state tax attributes remain consistent with our fiscal 2018 determinations. For fiscal 2019, a number of additional positive and negative factors were considered as part of our analysis. The negative factors for fiscal 2019 included current period operating losses, primarily a result of impairments recorded on a number of long held assets in our California submarkets and a loss on debt extinguishment charge in the fourth quarter. The positive factors included a recovery in housing demand throughout the year that resulted in backlog levels consistent with prior year, interest savings from our newly issued debt, a new multi-year debt reduction strategy, and additional changes in our taxable income as we continue to account for the changes to the tax code under the Tax Cuts and Jobs Act and the related state impacts. These analyses, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could be very different from actual results.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2019, our Junior Subordinated Notes were our only variable-rate debt outstanding. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2019 was $1.12 billion, compared to a carrying value of $1.11 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.12 billion to $1.18 billion as of September 30, 2019.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2019	September 30, 2018
ASSETS
Cash and cash equivalents	$106,741	$139,805
Restricted cash	16,053	13,443
Accounts receivable (net of allowance of $304 and $378, respectively)	26,395	24,647
Income tax receivable	4,935	—
Owned inventory	1,504,248	1,692,284
Investments in unconsolidated entities	3,962	4,035
Deferred tax assets, net	246,957	213,955
Property and equipment, net	27,421	20,843
Goodwill	11,376	9,751
Other assets	9,556	9,339
Total assets	$1,957,644	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$131,152	$126,432
Other liabilities	109,429	126,389
Total debt (net of premium of $0 and $2,640, respectively, and debt issuance costs of $12,470 and $14,336, respectively)	1,178,309	1,231,254
Total liabilities	1,418,890	1,484,075
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 30,933,110 issued and outstanding and 33,522,046 issued and outstanding, respectively)	31	34
Paid-in capital	854,275	880,025
Accumulated deficit	(315,552)	(236,032)
Total stockholders’ equity	538,754	644,027
Total liabilities and stockholders’ equity	$1,957,644	$2,128,102

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2019	2018	2017
Total revenue	$2,087,739	$2,107,133	$1,916,278
Home construction and land sales expenses	1,773,085	1,755,619	1,600,969
Inventory impairments and abandonments	148,618	6,499	2,445
Gross profit	166,036	345,015	312,864
Commissions	79,802	81,002	74,811
General and administrative expenses	161,371	168,658	161,906
Depreciation and amortization	14,759	13,807	14,009
Operating (loss) income	(89,896)	81,548	62,138
Equity in income of unconsolidated entities	404	34	371
Loss on extinguishment of debt, net	(24,920)	(27,839)	(12,630)
Other expense, net	(2,226)	(4,305)	(15,230)
(Loss) income from continuing operations before income taxes	(116,638)	49,438	34,649
(Benefit) expense from income taxes	(37,217)	94,484	2,696
(Loss) income from continuing operations	(79,421)	(45,046)	31,953
Loss from discontinued operations, net of tax	(99)	(329)	(140)
Net (loss) income	$(79,520)	$(45,375)	$31,813
Weighted-average number of shares:
Basic	30,617	32,141	31,952
Diluted	30,617	32,141	32,426
Basic (loss) income per share:
Continuing operations	$(2.59)	$(1.40)	$1.00
Discontinued operations	(0.01)	(0.01)	—
Total	$(2.60)	$(1.41)	$1.00
Diluted (loss) income per share:
Continuing operations	$(2.59)	$(1.40)	$0.99
Discontinued operations	(0.01)	(0.01)	—
Total	$(2.60)	$(1.41)	$0.99

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2016	33,071	$33	$865,290	$(222,470)	$642,853
Net income and comprehensive income	—	—	—	31,813	31,813
Amortization of nonvested stock awards	—	—	8,164	—	8,164
Exercises of stock options	2	—	24		24
Shares issued under employee stock plans, net	536	1	—	—	1
Forfeiture of restricted stock	(61)	—	—	—	—
Common stock redeemed for tax liability	(32)	—	(415)	—	(415)
Balance as of September 30, 2017	33,516	$34	$873,063	$(190,657)	$682,440
Net loss and comprehensive loss	—	—	—	(45,375)	(45,375)
Amortization of nonvested stock awards	—	—	10,258	—	10,258
Exercises of stock options	8	—	64	—	64
Shares issued under employee stock plans, net	443	—	—	—	—
Forfeiture of restricted stock	(216)	—	—	—	—
Common stock redeemed for tax liability	(229)	—	(3,378)	—	(3,378)
Other activity	—	$—	$18	$—	$18
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net loss and comprehensive loss	—	—	—	(79,520)	(79,520)
Amortization of nonvested stock awards	—	—	10,526	—	10,526
Exercises of stock options	32	—	314	—	314
Shares issued under employee stock plans, net	917	—	—	—	—
Forfeiture of restricted stock	(68)	—	—	—	—
Common stock redeemed for tax liability	(185)	—	(1,969)	—	(1,969)
Share repurchases	(3,285)	(3)	(34,621)	—	(34,624)
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(79,520)	$(45,375)	$31,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,759	13,807	14,009
Stock-based compensation expense	10,526	10,258	8,159
Inventory impairments and abandonments	148,618	6,949	2,445
Deferred and other income tax (benefit) expense	(37,245)	93,935	678
Write-off of deposit on legacy land investment	—	—	2,700
Gain on sale of fixed assets	(232)	(351)	(294)
Change in allowance for doubtful accounts	(74)	48	(24)
Equity in income of unconsolidated entities	(403)	(127)	(401)
Cash distributions of income from unconsolidated entities	408	331	171
Loss on extinguishment of debt, net	24,920	27,839	12,630
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,674)	11,875	16,927
Decrease in income tax receivable	—	88	204
Decrease (increase) in inventory	42,927	(95,809)	41,911
Decrease (increase) in other assets	323	(1,300)	(168)
Increase (decrease) in trade accounts payable	4,720	17,492	(690)
(Decrease) increase in other liabilities	(14,418)	15,178	(25,208)
Net cash provided by operating activities	113,635	54,838	104,862
Cash flows from investing activities:
Capital expenditures	(21,356)	(17,020)	(12,440)
Proceeds from sale of fixed assets	251	370	297
Acquisition, net of cash acquired	(4,088)	(57,253)	—
Investments in unconsolidated entities	—	(421)	(3,261)
Return of capital from unconsolidated entities and marketable securities	68	176	1,621
Net cash used in investing activities	(25,125)	(74,148)	(13,783)
Cash flows from financing activities:
Repayment of debt	(576,548)	(522,465)	(274,436)
Proceeds from issuance of new debt	500,000	400,000	250,000
Repayment of borrowings from credit facility	(425,000)	(225,000)	(25,000)
Borrowings from credit facility	425,000	225,000	25,000
Debt issuance costs	(6,137)	(6,272)	(4,919)
Repurchase of common stock	(34,624)	—	—
Tax payments for stock-based compensation awards	(1,969)	(3,378)	(415)
Stock option exercises	314	64	24
Net cash used in financing activities	(118,964)	(132,051)	(29,746)
(Decrease) increase in cash, cash equivalents, and restricted cash	(30,454)	(151,361)	61,333
Cash, cash equivalents, and restricted cash at beginning of period	153,248	304,609	243,276
Cash, cash equivalents, and restricted cash at end of period	$122,794	$153,248	$304,609
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
Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value and quality, while seeking to maximize our return on invested capital over the course of a housing cycle.
(2) Basis of Presentation and Summary of Significant Accounting Policies
 Basis of Presentation and Consolidation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and present the consolidated financial position, income, stockholders' equity, and cash flows of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Our net (loss) income is equivalent to our comprehensive (loss) income, so we have not presented a separate statement of comprehensive loss (income).
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented (see Note 20 for a further discussion of our discontinued operations).
Our fiscal year 2019 began on October 1, 2018 and ended on September 30, 2019. Our fiscal year 2018 began on October 1, 2017 and ended on September 30, 2018. Our fiscal year 2017 began on October 1, 2016 and ended on September 30, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Business Combinations
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations, by allocating the purchase price of the business to assets acquired and liabilities assumed based upon management's estimates of fair values as of the acquisition date. Any excess purchase price over the estimated fair value of net assets acquired is recorded as goodwill, which is assigned to applicable reporting units based on expected revenues. The fair value estimation process includes analyses based on income and market approaches. Significant judgment is often required in estimating the fair value of assets acquired, particularly inventory and intangible assets. These estimates and assumptions are based on historical experience, information obtained from the management of the acquired companies, and the Company’s judgment about the significant assumptions that market participants would use when determining fair value. The estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our results of operations in the reporting period such adjustments are made.
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

Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2019, the majority of our cash and cash equivalents were on demand deposits with major banks. These assets were valued at par and had no withdrawal restrictions. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 8).
Accounts Receivable and Allowance
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
Inventory
Owned inventory consists solely of residential real estate developments. Inventory includes land acquisition costs, land development costs, home construction costs, capitalized interest, real estate taxes, direct overhead costs and capitalized indirect costs incurred during land development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and other common costs (both incurred and estimated to be incurred) are allocated to individual lots on a pro-rata basis, and the cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and the allocated lot costs. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes to be closed in the community or phase.
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
Inventory Valuation - Projects in Progress
Our homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including home construction costs, direct overhead costs, capitalized indirect costs, capitalized interest, real estate taxes and allocated lot costs) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
When conducting our community level review for the recoverability of our homebuilding inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specified threshold. In our experience, this threshold represents a level of profitability that may be an indicator of conditions that would require further asset recoverability assessment. Each identified community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than ten homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.

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
There is uncertainty associated with preparing the undiscounted cash flow analyses because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important input to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. To address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciation, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve expected future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, considering our development schedules and comparing to those achieved by our competitors for the comparable communities.
If the aggregate undiscounted cash flows from our quantitative analyses are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated based on the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community and the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value. The carrying value of assets in communities that were previously impaired and continue to be classified as projects in progress is not increased for future estimates of increases in fair value in future reporting periods. However, market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets, in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
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
Land Not Owned Under Option Agreements
In addition to purchasing land directly, we utilize lot option agreements that enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period at a specified price. Purchase of the properties under these agreements is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option contracts, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred. If the Company cancels a lot option agreement, it would result in a write-off of the related deposits and pre-acquisition costs, but would not expose the Company to the overall risks or losses of the applicable entity we are purchasing from.
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
Property and Equipment, Net
Our property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis based on estimated useful lives as follows:

Asset Class	Useful Lives
Buildings	25 - 30 years
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture, fixtures and computer and office equipment	3 - 7 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets from the businesses that we acquire. The Company's entire goodwill balance as of September 30, 2019 and 2018 is related to the Venture Homes acquisition that occurred during fiscal 2018. The Company evaluates goodwill for impairment at the reporting unit level annually or more often if indicators of impairment exist.
The Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates Step 2 from the goodwill impairment test. The Company elected to early adopt ASU 2017-04 using the required prospective approach and apply a one-step quantitative test. The combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing readily available market valuation multiples, is used to estimate the fair value of the reporting unit. If through a quantitative analysis the Company concludes that the fair value of the reporting unit is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company performed its annual goodwill impairment analysis during the fourth quarter of 2019 and determined that the fair value of the reporting unit exceeds its carrying amount. As such, no impairment was recorded.
Determining the fair value of a reporting unit under the quantitative goodwill impairment test requires the Company to make estimates and assumptions regarding future operating results, cash flows (including timing), discount rates, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.
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
Our income tax receivable includes the refundable portion of our alternative minimum tax credit. The alternative minimum tax credit became a refundable credit when the alternative minimum tax was eliminated with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. We will make claims for half of our remaining balance on each of our next three tax returns beginning with our fiscal 2019, until all remaining credits are refunded in the fourth year.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process specified in Accounting Standards Codification Topic 606.

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met

	Fiscal Year Ended
	September 30,
in thousands	2019	2018	2017
Homebuilding revenue	$2,077,245	$2,077,360	$1,895,855
Land sales and other revenue	10,494	29,773	20,423
Total revenue (a)	$2,087,739	$2,107,133	$1,916,278
(a) Please see Note 18 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, and are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $11.5 million and $14.9 million as of September 30, 2019 and September 30, 2018, respectively. Of the customer liabilities outstanding as of September 30, 2018, $13.5 million was recognized in revenue during the year ended September 30, 2019, upon closing of the related homes, and $1.3 million was refunded to or forfeited by the buyer. The remaining balance of $0.1 million remains included within customer deposits as of September 30, 2019.

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
Home Construction Expenses
Home construction expenses includes the specific construction costs of the home and the allocated lot costs (land acquisition, land development and other common costs are allocated to individual lots on a pro-rata basis based on the number of lots remaining to close). All home closing costs are charged to home construction expenses in the period when the revenues from home closing are recognized.
Sales discounts and incentives include cash discounts, discounts on home building options, option upgrades and seller-paid financing or closing costs. Cash discounts are accounted for as a reduction in the sale price of the home, thereby decreasing the amount of revenue we recognize on that closing. All sales incentives other than cash discounts are recognized as a cost of selling the home and are included in home construction expenses.
Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 1.3% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expenses as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.
Advertising Costs
Advertising costs related to continuing operations of $17.9 million, $17.6 million, and $17.5 million for our fiscal years 2019, 2018 and 2017, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses.
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
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires lessees to record most leases on their balance sheets. The timing and classification of lease-related expenses for lessees will depend on whether a lease is determined to be an operating lease or a finance lease using updated criteria within ASU 2016-02. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Regardless of lease type, the lessee will recognize a right-of-use asset, representing the right to use the identified asset during the lease term, and a related lease liability, representing the present value of the lease payments over the lease term. The guidance within ASU 2016-02 will be effective for the Company's fiscal year beginning October 1, 2019. We have elected to apply the modified retrospective transition approach, so financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before October 1, 2019. We expect that this standard will have an effect on our consolidated balance sheet, but we do not expect any significant change to our consolidated statement of operations or cash flows. Upon adoption, we currently expect to recognize additional lease liabilities of approximately $18.0 million based on the present value of the remaining minimum rental payments for existing leasing arrangements. The corresponding right of use (ROU) assets are expected to be the same amount as the lease liabilities, adjusted for accrued lease payments and remaining balance of lease incentives received. We also do not expect significant changes to our business processes, systems, or internal controls as a result of implementing the standard.
Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which addresses specific classification issues and is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. We adopted ASU 2016-15 on October 1, 2018. We applied the retrospective transition method upon adoption and reclassified $24.6 million and $9.0 million of payments for debt extinguishment costs from operating activities to financing activities within our consolidated statements of cash flows for the years ended September 30, 2018 and September 30, 2017, respectively.
Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. This change will allow an entity to avoid calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination, thus reducing the cost and complexity of evaluating goodwill for impairment. The Company elected to early adopt this amendment using the required prospective approach, effective the fourth quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. No impairment was recorded as of September 30, 2019.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the consolidated balance sheets and consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Supplemental disclosure of non-cash activity:
Non-cash land acquisitions (a)	$—	$—	$14,651
Supplemental disclosure of cash activity:
Interest payments	$101,109	$95,857	$100,125
Income tax payments	766	607	1,616
Tax refunds received	12	162	351
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$106,741	$139,805	$292,147
Restricted cash	16,053	13,443	12,462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$122,794	$153,248	$304,609
(a) For the fiscal year ended September 30, 2019 and 2018, we did not have any non-cash land acquisitions. For the fiscal year ended September 30, 2017, non-cash land acquisitions were comprised of $6.3 million related to non-cash seller financing and $8.4 million in lot takedowns from one of our unconsolidated land development joint ventures.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of September 30, 2019, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2019 and September 30, 2018:

in thousands	September 30, 2019	September 30, 2018
Investment in unconsolidated entities	$3,962	$4,035
Total equity of unconsolidated entities	9,969	10,113
Total outstanding borrowings of unconsolidated entities	12,658	12,266
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Income from unconsolidated entity activity	$404	$375	$371
Impairment of unconsolidated entity investment	—	(341)	—
Equity in income of unconsolidated entities	$404	$34	$371
No impairments for unconsolidated entities were recorded during the fiscal years ended September 30, 2019 and September 30, 2017. For the fiscal year ended September 30, 2018, we recorded a $0.3 million impairment charge in the consolidated statements of operations related to an investment in an unconsolidated entity.
Guarantees. Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2019 and September 30, 2018, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During our fiscal years ended September 30, 2019 and 2018, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of September 30, 2019, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of September 30, 2019 and September 30, 2018:

in thousands	September 30, 2019	September 30, 2018
Homes under construction	$507,542	$476,752
Development projects in progress	738,201	907,793
Land held for future development	28,531	83,173
Land held for sale	12,662	7,781
Capitalized interest	136,565	144,645
Model homes	80,747	72,140
Total owned inventory	$1,504,248	$1,692,284
Homes under construction include homes in various stages of construction and homes substantially finished and ready for delivery, including the allocated underlying lot costs. We had 238 (with a cost of $82.2 million) and 240 (with a cost of $84.8 million) substantially completed homes that were not subject to a sales contract (spec homes) as of September 30, 2019 and 2018, respectively.
Development projects in progress consist principally of land acquisition, land development and other common costs. These land related costs are allocated to individual lots on a pro-rata basis, and the lot costs are transferred to homes under construction when home construction begins for the respective lots. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract.
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

Total owned inventory by reportable segment is presented in the table below as of September 30, 2019 and September 30, 2018:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2019
West Segment	$723,094	$3,483	$5,160	$731,737
East Segment	228,937	14,077	4,104	247,118
Southeast Segment	318,737	10,971	3,398	333,106
Corporate and unallocated (b)	192,287	—	—	192,287
Total	$1,463,055	$28,531	$12,662	$1,504,248
September 30, 2018
West Segment	$763,453	$58,125	$—	$821,578
East Segment	280,761	14,077	4,580	299,418
Southeast Segment	358,126	10,971	3,177	372,274
Corporate and unallocated (b)	198,990	—	24	199,014
Total	$1,601,330	$83,173	$7,781	$1,692,284
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment. Land held for sale amount includes parcels held by our discontinued operations.
Inventory Impairments
When conducting our community level review for the recoverability of inventory related to projects in progress, we establish a quarterly “watch list” comprised of communities that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specified threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than ten homes remaining to close are subjected to additional financial and operational review that considers the competitive environment and other factors contributing to gross margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, it may be prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that assets may not be recoverable, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative considerations and quantitative analyses reflecting market and asset specific information.
As of September 30, 2019, we identified two communities through our watch list process based on the specified threshold, taking into consideration the remaining lots left to close. We performed further evaluation and determined the low profitability levels were temporary in nature. As such, no additional quantitative analysis (cash flow run out) was deemed necessary.
As of September 30, 2018, we identified four communities on our watch list as having potential indicators of impairment. Based on our evaluation performed, we determined it was necessary to subject two of the four communities to additional quantitative analysis. This additional analysis led to an impairment charge of $1.0 million for one of these communities, principally due to a reduction in price taken that is other than temporary based on the competitive and market dynamics.

The table below presents, by reportable segment, details of the impairment charges taken on projects in progress for the periods presented:

$ in thousands	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Time of Impairment
Year Ended September 30, 2019
West	9	839	$92,912	$69,449
Southeast	1	15	858	1,367
Corporate and unallocated (a)	—	—	16,260	14,166
Total	10	854	$110,030	$84,982
Year Ended September 30, 2018
Southeast	1	25	$793	$1,312
Corporate and unallocated (a)	—	—	212	—
Total	1	25	$1,005	$1,312
Year Ended September 30, 2017
West	1	46	$1,625	$3,791
Corporate and unallocated (a)	—	—	68	—
Total	1	46	$1,693	$3,791
(a) Amount represents the capitalized interest and indirect costs that were impaired. Capitalized interest and indirect costs are maintained within our Corporate and unallocated segment.
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

The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Projects in Progress:
West	$92,912	$—	$1,625
Southeast	858	793	—
Corporate and unallocated (a)	16,260	212	68
Total impairment charges on projects in progress	$110,030	$1,005	$1,693
Land Held for Sale:
West (b)	$37,963	$—	$94
East	—	168	470
Southeast	—	3,218	—
Corporate and unallocated (a)	625	2,108	—
Total impairment charges on land held for sale	$38,588	$5,494	$564
Abandonments:
East	$—	$—	$188
Total abandonments charges	$—	$—	$188
Total continuing operations	$148,618	$6,499	$2,445
Discontinued Operations:
Land Held for Sale	$—	$450	$—
Total discontinued operations	$—	$450	$—
Total impairment and abandonment charges	$148,618	$6,949	$2,445
(a) Amount represents the capitalized interest and indirect costs that were impaired. Capitalized interest and indirect costs are maintained within our Corporate and unallocated segment.
(b) Land held for sale impairments during the year ended September 30, 2019 related to six communities representing 732 lots in California that were impaired in the second quarter of fiscal 2019. Two of these parcels were sold in the fourth quarter of fiscal 2019 for amounts approximately equal to their carrying costs. While steps to initiate planned sales of our remaining land held for sale assets have been taken, the timing of completion of such asset dispositions is unknown.
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
The table below presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the periods presented:

	Fiscal Year Ended September 30,
Unobservable Inputs	2019	2018	2017
Average selling price (in thousands)	$350 - 615	$356	$405
Closings per community per month	1 - 4	1 - 6	1 - 4
Discount rate	14.7% - 16.8%	15.11%	12.83%

Lot Option Agreements and Variable Interest Entities (VIE)
As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period at a specified price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit, and other non-refundable amounts incurred. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of September 30, 2019 and September 30, 2018:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of September 30, 2019
Unconsolidated lot option agreements	$78,202	$389,705
As of September 30, 2018
Unconsolidated lot option agreements	$72,191	$383,150
(6) Interest
Interest capitalized during the fiscal years ended September 30, 2019, 2018, and 2017 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Capitalized interest in inventory, beginning of period	$144,645	$139,203	$138,108
Interest incurred	103,970	103,880	105,551
Capitalized interest impaired	(13,907)	(1,961)	(56)
Interest expense not qualified for capitalization and included as other expense (a)	(3,109)	(5,325)	(15,636)
Capitalized interest amortized to home construction and land sales expenses (b)	(95,034)	(91,152)	(88,764)
Capitalized interest in inventory, end of period	$136,565	$144,645	$139,203
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

(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2019 and September 30, 2018:

in thousands	September 30, 2019	September 30, 2018
Model furnishings and sales office improvements	$21,114	$28,311
Information systems	15,045	13,183
Furniture, fixtures and office equipment	10,068	9,332
Leasehold improvements	5,136	4,388
Buildings and improvements	1,671	—
Property and equipment, gross	53,034	55,214
Less: Accumulated Depreciation	(25,613)	(34,371)
Property and equipment, net	$27,421	$20,843
(8) Borrowings
The Company's debt, net of premiums, discounts, and unamortized debt issuance costs consisted of the following as of September 30, 2019 and September 30, 2018:

in thousands	Maturity Date	September 30, 2019	September 30, 2018
Senior Unsecured Term Loan (Term Loan)	September 2022	$150,000	$—
8 3/4% Senior Notes (2022 Notes)	March 2022	—	500,000
7 1/4% Senior Notes (2023 Notes)	February 2023	—	24,834
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	250,000
5 7/8% Senior Notes (2027 Notes)	October 2027	394,000	400,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	—
Unamortized debt premium, net		—	2,640
Unamortized debt issuance costs		(12,470)	(14,336)
Total Senior Notes, net		1,111,085	1,163,138
Junior Subordinated Notes (net of unamortized accretion of $34,703 and $36,770, respectively)	July 2036	66,070	64,003
Other Secured Notes Payable	Various Dates	1,154	4,113
Total debt, net		$1,178,309	$1,231,254
As of September 30, 2019, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
in thousands
2020	$51,154
2021	50,000
2022	50,000
2023	—
2024	—
Thereafter	1,074,328
Total	$1,225,482

Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity. In September 2019, the Company executed a Seventh Amendment to the Facility. The Seventh Amendment (1) extends the termination date of the Facility from February 2021 to February 2022; (2) increases the maximum aggregate amount of commitments under the Facility, including borrowings and letters of credit, from $210.0 million to $250.0 million; and (3) increased the after-acquired exclusionary condition (as defined by the underlying Credit Agreement) from $800 million to the product of the aggregate amount of the commitments multiplied by 4. The Facility is currently with four lenders.
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real property. We also pledged approximately $936.0 million of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of September 30, 2019, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $250.0 million. As of September 30, 2018, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $200.0 million. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. We are currently in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan) in an aggregate principal amount of up to $150.0 million. The proceeds from the Term Loan were used to refinance a portion of the Company's 2022 Notes. The Term Loan will (1) mature in September 2022, with $50.0 million annual repayment installments in September 2020 and September 2021; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of September 30, 2019, we were in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2019 and September 30, 2018, the Company had letters of credit outstanding under these additional facilities of $14.1 million and $10.4 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement. The Bilateral Facility will terminate on June 10, 2021. As of September 30, 2019, the total stated amount of performance letters of credit issued under the reimbursement agreement was $34.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company is in compliance with the covenants contained in the indentures of all of its Senior Notes as of September 30, 2019.

In September 2019, we issued and sold $350.0 million aggregate principal amount of the 2029 Notes at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2029 Notes is payable semi-annually, beginning in April 2020. The 2029 Notes will mature in October 2029. We may redeem the 2029 Notes at any time prior to October 15, 2024, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. The covenants related to the 2029 Notes are consistent with our other senior notes.
In September 2019, we redeemed our outstanding 2022 Notes of $500.0 million using proceeds from the Term Loan, the issuance of the 2029 Notes, and cash on hand, resulting in a loss on extinguishment of debt of $25.2 million, which was net of a $1.9 million non-cash write-off of debt issuance and discount costs. As a result, the Company terminated, cancelled, and discharged all of its obligations under the 2022 Notes.
During the three months ended September 30, 2019, we also redeemed $6.0 million of the 2027 Notes and the remaining outstanding balance of the 2023 Notes of $23.7 million using cash on hand, resulting in a loss on extinguishment of debt of $0.3 million, which is net of a $0.2 million non-cash write-off of debt issuance costs. As a result, the Company terminated, cancelled, and discharged all of its obligations under the 2023 Notes.
During the first nine months of fiscal 2019, we redeemed $1.2 million and $20.4 million of the 2023 Notes and the 2025 Notes, respectively. The retirements resulted in an aggregate gain on extinguishment of debt of $0.6 million, which was net of a $0.3 million non-cash write-off of debt issuance costs for the year ended September 30, 2019.
For the fiscal year ended September 30, 2019, the retirement of various unsecured senior notes discussed above resulted in an aggregate loss on extinguishment of debt of $24.9 million, which was net of a $2.4 million non-cash write-off of debt issuance and discount costs.
For the fiscal year ended September 30, 2018, we completed the following transactions with respect to our unsecured Senior Notes.
In October 2017, we issued and sold $400.0 million aggregate principal amount of 2027 Notes at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2027 Notes is payable semi-annually, beginning on April 15, 2018. The 2027 Notes will mature on October 15, 2027. We may redeem the 2027 Notes at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, together with accrued and unpaid interest to, but excluding, the redemption date, plus a customary make-whole premium. The covenants related to the 2027 Notes are consistent with our other senior notes.
During the first quarter of fiscal 2018, we used the proceeds of the 2027 Notes, as well as $34.5 million cash on hand, to redeem $225.0 million of our 2019 Notes and $175.0 million of our 2023 Notes then outstanding, resulting in a loss on extinguishment of debt of $25.9 million, of which $3.2 million was a non-cash write-off of debt issuance and discount costs.
In September 2018, we redeemed our then outstanding 2019 Notes for $98.2 million using cash on hand, resulting in a loss on extinguishment of debt of $1.9 million, of which $0.1 million was a non-cash write-off of debt issuance and discount costs. As a result, the Company terminated, cancelled, and discharged all of its obligations under the 2019 Notes. The retirement of the 2019 and 2023 Notes in fiscal 2018 resulted in an aggregate loss on extinguishment of debt of $27.8 million for the year ended September 30, 2018.

For additional redemption features, refer to the table below that summarizes the redemption terms of our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
6 3/4% Senior Notes	March 2017	March 2025
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

Callable at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after October 15, 2022, callable at a redemption price equal to 102.938% of the principal amount; on or after October 15, 2023, callable at a redemption price equal to 101.958% of the principal amount; on or after October 15, 2024, callable at a redemption price equal to 100.979% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

7 1/4% Senior Notes	September 2019	October 2029
On or prior to October 15, 2022, we may redeem up to 35% of the aggregate principal amount of the 2029 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.250% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2029 Notes originally issued remains outstanding immediately after such redemption.

Callable at any time prior to October 15, 2024, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after October 15, 2024, callable at a redemption price equal to 103.625% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 102.417% of the principal amount; on or after October 15, 2026, callable at a redemption price equal to 101.208% of the principal amount; on or after October 15, 2027, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.72% as of September 30, 2019. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2019, the unamortized accretion was $34.7 million and will be amortized over the remaining life of the notes. As of September 30, 2019, the Company was in compliance with all covenants under the Junior Subordinated Notes.
Other Secured Notes Payable
The Company periodically acquires land through the issuance of notes payable. As of September 30, 2019 and September 30, 2018, the Company had outstanding notes payable of $1.2 million and $4.1 million, respectively, primarily related to land acquisitions. These secured notes payable have varying expiration dates in fiscal 2020, have a weighted-average fixed interest rate of 6.00% as of September 30, 2019 and are secured by the real estate to which they relate.
The agreements governing these other secured notes payable contain various affirmative and negative covenants. There can be no assurance that the Company will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
(9) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints, and other legal actions. The Company is subject to the possibility of loss contingencies related to these alleged defects as well as others arising from its business. In determining loss contingencies, we consider the likelihood of loss and our ability to reasonably estimate the amount of such loss. An estimated loss is recorded when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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

Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Balance at beginning of period	$15,331	$18,091	$39,131
Accruals for warranties issued (a)	11,847	13,755	14,215
Changes in liability related to warranties existing in prior periods (b)	(1,686)	(2,401)	4,807
Payments made (b)	(12,104)	(14,114)	(40,062)
Balance at end of period	$13,388	$15,331	$18,091
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.
(b) Changes in liability related to warranties existing and payments made in all periods are elevated in 2017 due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida (refer to separate discussion below).
Florida Water Intrusion Issues
In the latter portion of our fiscal 2014, we began to experience an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida (the Florida stucco issues). Through September 30, 2019, we cumulatively recorded charges related to these issues of $82.4 million.
Warranty reserves related to the Florida stucco issues decreased during the current fiscal year by $0.7 million and decreased by $0.6 million in the prior year. As of September 30, 2019, 707 homes have been identified as likely to require repairs, of which 686 homes have been repaired. We made payments related to the Florida stucco issues of $0.5 million during the current fiscal year. This amount included payments on fully repaired homes and homes for which remediation is not yet complete, bringing the remaining accrual related to this issue to $0.5 million as of September 30, 2019 compared to $1.7 million as of September 30, 2018. These accruals are included in the overall warranty liabilities detailed above.
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
In addition, we believe that we will also recover a portion of such repair costs from sources other than our own insurer, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our consolidated financial statements as of September 30, 2019. Any amounts recovered from our subcontractors related to homes closed during policy years for which we have exceeded the deductible in our insurance policies would be remitted to our insurers, while recoveries in other policy years would be retained by us.
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
Warranty expense beyond the thresholds set in our insurance policies was recorded related to homes impacted by the Florida stucco issues as well as other various warranty issues that are in excess of our insurance thresholds. We adjust our insurance receivable balance each quarter to reflect our estimate of future costs to be incurred subject to recoveries from insurers. Insurance receivables decreased by $0.4 million during fiscal 2019 and decreased by $0.2 million in fiscal 2018 to reflect the amounts deemed probable of receiving. The changes to our insurance receivables offset the current fiscal year movements in our reserve related to the Florida stucco issues.
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
Claims Related to Inventory Impairment Charges. During the quarter ended March 31, 2019, we recognized inventory impairment charges related to 15 communities in California, all of which were previously land held for future development assets. Related to these inventory impairment charges, on June 5, 2019, a putative class action lawsuit was filed against Beazer Homes USA, Inc. and certain of our officers in the U.S. District Court for the Southern District of New York. The proposed class consisted of all persons and entities that acquired our securities between August 1, 2014 and May 2, 2019. On October 18, 2019, the plaintiffs filed a notice of voluntary dismissal of this case, and the Court subsequently entered an order dismissing the case.
Beginning June 25, 2019, several shareholder derivative lawsuits relating to the same inventory impairment charges discussed above were filed against Beazer Homes USA, Inc., certain of our officers and members of our Board of Directors in the U.S. District Court for the Northern District of Georgia. The plaintiffs in these cases allege breaches of fiduciary duty, unjust enrichment and violations of the federal securities laws. The plaintiffs seek, among other things, monetary damages, disgorgement of profits and attorneys’ and experts’ fees, but do not specify any specific amounts. We believe the allegations are without merit and intend to vigorously defend against the claims. However, because the outcome of these legal proceedings cannot be predicted with certainty, we have determined that the amount of any possible losses or range of possible losses in connection with these matters is not reasonably estimable.
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
We have an accrual of $3.4 million and $3.7 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of September 30, 2019 and 2018, respectively.
We had outstanding letters of credit and performance bonds of approximately $48.3 million and $276.5 million, respectively, as of September 30, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the fiscal year ended September 30, 2019, we recognized impairments of $110.0 million on projects in process and $38.6 million on land held for sale. During the fiscal year ended September 30, 2018, we recognized impairments of $1.0 million on projects in process and $5.9 million on land held for sale. During the fiscal year ended September 30, 2017, we recognized impairments of $1.7 million on projects in process and $0.6 million on land held for sale.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of September 30, 2019
Deferred compensation plan assets (a)	$—	$1,970	$—		$1,970
Development projects in progress (b)	—	—	84,982	(c)	84,982
Land held for sale (b)	—	—	5,207	(c)	5,207
As of September 30, 2018
Deferred compensation plan assets (a)	$—	$1,578	$—		$1,578
Development projects in progress (b)	—	—	1,312	(c)	1,312
Land held for sale (b)	—	—	1,724	(c)	1,724
Unconsolidated entity investments (b)	—	—	80		80
As of September 30, 2017
Deferred compensation plan assets (a)	$—	$1,114	$—		$1,114
Development projects in progress (b)	—	—	3,791	(c)	3,791
Land held for sale (b)	—	—	325		325
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of September 30, 2019 and September 30, 2018:

	As of September 30, 2019		As of September 30, 2018
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,111,085	$1,115,011	$1,163,138	$1,096,214
Junior Subordinated Notes (c)	66,070	66,070	64,003	64,003
Total	$1,177,155	$1,181,081	$1,227,141	$1,160,217
(a) Carrying amounts are net of unamortized debt premiums/discounts, debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(c) Since there is no trading market for our Junior Subordinated Notes, the fair value of these notes is estimated by discounting scheduled cash flows through maturity (level 3). The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.
(11) Operating Leases
We are obligated under various noncancelable operating leases for our office facilities and equipment. Rental expense under these agreements, which is included in G&A in our consolidated statements of operations, amounted to approximately $5.8 million, $4.8 million, and $4.9 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. This rental expense excludes expense related to our discontinued operations, which is not material in any period presented. Additionally, sublease income received in all periods presented was not material. As of September 30, 2019, future minimum lease payments under noncancelable operating lease agreements are as follows:

Fiscal Year Ended September 30,
in thousands
2020	$4,749
2021	4,537
2022	3,644
2023	2,853
2024	1,818
Thereafter	2,551
Total	$20,152

(12) Other Liabilities
Other liabilities include the following as of September 30, 2019 and September 30, 2018:

in thousands	September 30, 2019	September 30, 2018
Accrued bonus and deferred compensation	$36,237	$41,508
Accrued warranty expenses	13,388	15,331
Accrued Interest	12,767	14,401
Customer Deposits	11,539	14,903
Litigation accrual	3,420	3,656
Income tax liabilities	648	710
Other	31,430	35,880
Total	$109,429	$126,389
(13) Income Taxes
The Company's (benefit) expense from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Current federal (a)	$(4,935)	$57	$—
Current state	693	512	859
Deferred federal (b)	(31,291)	102,082	1,625
Deferred state (c)	(1,684)	(8,167)	212
Total (benefit) / expense	$(37,217)	$94,484	$2,696
(a) Fiscal 2019 federal current benefit is primarily driven by the expected refund of half of our outstanding minimum tax credit balance as discussed below.
(b) Fiscal 2018 federal deferred expense is primarily driven by the remeasurement of our deferred tax asset at the newly enacted 21.0% federal tax rate, partially offset by the release of the remaining valuation allowance on our federal deferred tax assets.
(c) Fiscal 2018 state deferred benefit is primarily driven by the release of valuation allowance in certain operating jurisdictions; refer to discussion below titled “Valuation Allowance.”

The (benefit) expense from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Income tax computed at statutory rate	$(24,494)	$12,112	$12,052
State income taxes, net of federal benefit	(590)	111	1,287
Deferred rate change	(88)	110,071	—
Decrease in valuation allowance - other (a) (b)	—	(27,370)	(3,482)
Changes in uncertain tax positions	(7)	598	(685)
Stock based compensation	—	—	741
Permanent differences	2,908	2,133	496
Tax credits	(14,902)	(3,174)	(7,460)
Other, net	(44)	3	(253)
Total (benefit) / expense	$(37,217)	$94,484	$2,696
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
(b) For fiscal 2017, amount includes $3.5 million release of the valuation allowance on our state deferred tax assets due to a number of changes to the legal forms of our operating entities; refer to discussion below titled “Valuation Allowance.”
The principal differences between our effective tax rate and the U.S. federal statutory rate for fiscal 2019 relate to state taxes, permanent differences and tax credits.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2019 and September 30, 2018:

in thousands	September 30, 2019	September 30, 2018
Deferred tax assets:
Federal and state tax carryforwards	$208,360	$196,702
Inventory adjustments	42,605	29,565
Intangible assets	17,209	192
Incentive compensation	9,360	11,959
Warranty and other reserves	4,302	6,350
Property, equipment and other assets	2,255	2,123
Uncertain tax positions	729	734
Other	623	542
Total deferred tax assets	285,443	248,167
Valuation allowance	(38,486)	(34,212)
Net deferred tax assets	$246,957	$213,955

As of September 30, 2019, our gross deferred tax assets above included $132.2 million for federal net operating loss carryforwards, $42.3 million for state net operating loss carryforwards, $4.6 million for an alternative minimum tax credit and $32.7 million for general business credits. The net operating loss carryforwards expire at various dates through 2033, and the general business credits expire at various dates through 2038. The alternative minimum tax credit became a refundable credit when the alternative minimum tax was eliminated with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. We will make claims for half of our remaining balance on each of our next three tax returns beginning with our fiscal 2019, until all remaining credits are refunded in the fourth year. For fiscal 2019, the $4.6 million refundable portion of our alternative minimum tax credit was recorded in our income tax receivable. We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Because the five-year period has expired, we have determined the actual impact and final classification of those amounts, which are properly reflected in the amounts presented above. The actual realization of our deferred tax assets is difficult to predict and is dependent on future events.
We recognized income tax benefit from continuing operations of $37.2 million in our fiscal 2019, compared to income tax expense from continuing operations of $94.5 million and $2.7 million in our fiscal 2018 and fiscal 2017, respectively. The income tax benefit in our fiscal 2019 primarily resulted from loss in the current year and the generation of additional federal tax credits. The income tax expense in our fiscal 2018 primarily resulted from income generated in the fiscal year and the remeasurement of our deferred tax asset at a lower 21% federal tax rate, partially offset by the additional release of valuation allowance and the generation of additional federal tax credits. In fiscal 2017, our income tax expense primarily resulted from income generated in the fiscal year, partially offset by the generation of federal tax credits and an additional benefit resulting from changes to our valuation allowance due to changes in our state net operating loss estimates. Due to the effects of changes in our valuation allowance on our deferred tax balance, tax credits and changes in our unrecognized tax benefits, our effective tax rates in fiscal 2019, 2018, and 2017 are not meaningful metrics, as our income tax amounts were not directly correlated to the amount of our pretax income for those periods.
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
During fiscal 2017, we recorded impacts related to our tax elections and changes in legal form as further determinations were made throughout the year. These impacts included changes to our apportionment and deferred balances by jurisdiction, as well as changes to our uncertain tax positions. As a result, we recorded a decrease of 3.5 million in valuation allowance during the quarter ended September 30, 2017 for changes in our expected state net operating loss utilization due to changes in our uncertain tax positions.
During fiscal 2018, we concluded that it was more likely than not that all of our federal tax attributes and additional portions of our state tax assets would be realized over their remaining recovery periods. This conclusion was based on an evaluation of all relevant evidence, both positive and negative, that would impact our ability to realize our deferred tax assets. The positive evidence included continued improvements in our pre-tax earnings profile, recent acquisitions and community count growth in future years, tax planning strategies, and increases to our future taxable income due to the enactment of the Tax Cuts and Jobs Act. The negative evidence included a number of factors within the homebuilding industry, notably recent market related impacts to costs of production, labor constraints, mortgage interest rate forecasts, and the position of the current housing cycle. We continue to maintain levels of backlog and community count to support our expectations of future profitability. During the fiscal 2018, the Company completed its plan to repurchase portions of its outstanding debt, which altered its debt maturity and interest rate profile through new issuances and redemptions of prior issuances. The change in the Company's debt portfolio will create future interest expense savings that further support its estimates of future profitability.

In fiscal 2019, our conclusions on whether we are more likely than not to realize all of our federal tax attributes and certain portions of our state tax attributes remain consistent with our fiscal 2018 determinations. For fiscal 2019, a number of additional positive and negative factors were considered as part of our analysis. The negative factors for fiscal 2019 included current period operating losses, primarily a result of impairments recorded on a number of long held assets in our California submarkets and a loss on debt extinguishment charge in the fourth quarter. The positive factors included a recovery in housing demand throughout the year that resulted in backlog levels consistent with prior year, interest savings from our current year debt repurchases and debt refinance, a new multi-year debt reduction strategy, and additional changes in our taxable income as we continue to account for the changes to the tax code under the Tax Cuts and Jobs Act and the related state impacts. As of September 30, 2019, the Company will have to cumulatively generate approximately $944.0 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2038.
The valuation allowance of $38.5 million as of September 30, 2019 remains on various state attributes for which the Company has concluded it is not more likely than not that these attributes would be realized at that time.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Balance at beginning of year	$3,494	$3,804	$4,541
Additions for tax positions related to current year	—	—	61
Additions for tax positions related to prior years	—	—	2,611
Reductions in tax positions of prior years	—	—	(2,273)
Lapse of statute of limitations	(21)	(310)	(1,136)
Balance at end of year	$3,473	$3,494	$3,804
If we were to recognize our $3.5 million of gross unrecognized tax benefits remaining as of September 30, 2019, substantially all would impact our effective tax rate. Additionally, we had an immaterial amount of accrued interest and penalties as of September 30, 2019 and 2018, respectively. Our income tax expense includes tax-related interest.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of September 30, 2019, it is reasonably possible that $32 thousand of our uncertain tax positions will reverse within the next twelve months.
(14) Stockholders' Equity
Preferred Stock
The Company currently has no shares of preferred stock outstanding.
Common Stock
As of September 30, 2019, the Company had 63,000,000 shares of common stock authorized and 30,933,110 shares both issued and outstanding.

Common Stock Repurchases
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
In addition to shares repurchased under ASR agreements, the Company repurchased 0.7 million shares for $8.1 million at an average price per share of $11.35 through open market transactions and 10b5-1 plans during fiscal 2019.
All shares have been retired upon repurchase during fiscal 2019. The aggregate reduction to stockholders’ equity related to share repurchases was $34.6 million during the fiscal year ended September 30, 2019. As of September 30, 2019, the remaining availability of the share repurchase program was $15.4 million. The Company made no share repurchases in the prior year.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2019, 2018, or 2017.
Section 382 Rights Agreement
Prior to fiscal 2019, the Company’s stockholders had approved amendments to the Company’s Certificate of Incorporation (the Protective Amendment) designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382. In February 2019, the Company’s stockholders approved an extension of the term of the Protective Amendment and approved a Section 382 Rights Agreement that was adopted by our Board of Directors. These instruments are intended to act as deterrents to any person or group, together with their affiliates and associates, from being or becoming the beneficial owner of 4.95% or more of the Company’s common stock.
(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
The Company sponsors a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. The Company matches 50% of the first 6% of the participant's contributions. The participant's contributions vest immediately, while the Company's contributions vest over five years. The total contributions for the fiscal years ended September 30, 2019, 2018, and 2017 were approximately $3.6 million, $3.3 million, and $3.0 million, respectively. During fiscal 2019, 2018, and 2017, participants forfeited $0.7 million, $0.7 million, and $0.6 million, respectively, of unvested matching contributions.

Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $2.0 million and $1.6 million and deferred compensation liabilities of $4.9 million and $4.6 million as of September 30, 2019, and 2018, respectively, are included in other assets and other liabilities on our consolidated balance sheets, and are recorded at fair value. For the years ended September 30, 2019, 2018, and 2017, the Company contributed approximately $0.2 million, $0.2 million, and $0.3 million, respectively, to the DCP in the form of voluntary contributions.
(16) Stock-Based Compensation
During fiscal 2014, we adopted, and our stockholders approved, the 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). Following adoption of the 2014 Plan, shares available for grant under our 2010 Equity Incentive Plan (the 2010 Plan) remain available for grant in accordance with the terms of that plan. We issue new shares upon the exercise of stock options and the vesting of restricted stock awards. In cases of forfeitures and cancellations, those shares are returned to the share pool for future issuance. As of September 30, 2019, we had approximately 1.7 million shares of common stock for issuance under our various equity incentive plans, of which approximately 1.2 million shares are available for future grants.
Our total stock-based compensation expense is included in G&A expenses in our consolidated statements of operations and recognized using the straight-line method over the vesting period. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2019	2018	2017
Stock options expense	$178	$225	$274
Restricted stock awards expense	10,348	10,033	7,885
Stock-based compensation expense	$10,526	$10,258	$8,159
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
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of September 30, 2019, the intrinsic value of our stock options outstanding, vested and expected to vest, vested and exercisable were $1.1 million, $1.0 million, and $0.9 million, respectively. As of September 30, 2019 and September 30, 2018, there was $0.1 million and $0.2 million, respectively, of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2019 is expected to be recognized over a weighted-average period of 1.2 years.
During fiscal 2018, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (EOP). This program is available to all full-time employees and is designed to enable employees to share in potential price appreciation of the Company's stock. The EOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying stock is purchased. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the EOP is limited to 100,000, of which 30,782 options were granted through the end of fiscal 2019.

During the year ended September 30, 2019, we issued 30,782 stock options, all were issued under the EOP, each for one share of the Company's stock. These stock options typically vest ratably over two years from the date of grant. We used the following valuation assumptions for stock options granted for the periods presented:

	Fiscal Year Ended September 30,
	2019	2018	2017
Expected life of options	5.0 years	5.0 years	5.4 years
Expected volatility	46.69%	44.71%	50.10%
Expected dividends	—	—	—
Weighted-average risk-free interest rate	2.70%	2.10%	1.85%
Weighted-average fair value	$4.50	$8.30	$5.83
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
Activity related to stock options for the periods presented is as follows:

	2019		2018		2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	533,052	$14.26	593,753	$14.76	672,669	$16.49
Granted	30,782	10.23	25,230	19.99	29,410	12.50
Exercised	(31,450)	10.00	(8,411)	7.52	(2,313)	10.80
Expired	—	—	(61,967)	23.19	(84,976)	28.45
Cancelled	—	—	—	—	(480)	23.65
Forfeited	(8,630)	10.45	(15,553)	10.46	(20,557)	11.97
Outstanding at end of period	523,754	$14.34	533,052	$14.26	593,753	$14.76
Exercisable at end of period	470,501	$14.42	479,538	$14.03	476,606	$15.91
Vested or expected to vest in the future	521,362	$14.36	533,052	$14.26	585,186	$14.83
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price
$1 - $10	138,472	2.5	$9.79	116,980	1.6	$9.77
$11 - $15	212,240	2.3	13.28	196,266	2.0	13.38
$16 - $20	173,042	2.7	19.30	157,255	2.3	19.19
$1 - $20	523,754	2.5	$14.34	470,501	2.0	$14.42
Information pertaining to the intrinsic value of options exercised and the fair market value of options that vested is below:

	Fiscal Year Ended September 30,
(In thousands)	2019	2018	2017
Intrinsic value of options exercised	$90	$76	$13
Fair market value of options vested	178	296	482

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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2019 and September 30, 2018, there was $9.0 million and $8.8 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2019 is expected to be recognized over a weighted-average period of 1.7 years.
We have issued restricted stock awards to officers and key employees under both the 2014 Plan and the 2010 Plan. During fiscal 2019, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.
Performance-Based Restricted Stock Awards
During the year ended September 30, 2019, we issued 381,769 shares of performance-based restricted stock (2019 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2019 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2019 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $10.50 per share on the date of grant.
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

	Fiscal Year Ended September 30,
	2019	2018	2017
Expected volatility	21.0% - 57.1%	21.1% - 61.2%	32.6% - 66.0%
Risk-free interest rate	2.92%	1.81%	1.30%
Dividend yield	—	—	—
Grant-date stock price	$9.82	$20.50	$12.51
Each performance share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Any 2019 Performance Shares earned in excess of the target number of 381,769 may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of these shares that do not vest at the end of the period will be forfeited.
The performance criteria of the 2017 Performance Share grant were satisfied as of September 30, 2019. Based on the actual performance level achieved, 390,043 performance-based restricted stock awards from the 2017 Performance Share grant will cliff vest at the end of the three-year vesting period on November 17, 2019. Of the total $5.9 million compensation cost related to these awards, we have recognized $2.7 million, $2.0 million, and $1.0 million during the fiscal years ended September 30, 2019, 2018, and 2017, respectively. The remaining $0.2 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2020.
Time-Based Restricted Stock Awards
During the year ended September 30, 2019, we also issued 448,657 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.

Activity relating to all restricted stock awards for the periods presented is as follows:

	Year Ended September 30, 2019
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	644,785	$16.47	431,783	$16.60	1,076,568	$16.53
Granted (a)	467,819	9.95	448,657	9.82	916,476	9.89
Vested (a)	(321,833)	15.36	(212,558)	16.41	(534,391)	15.78
Forfeited	(11,957)	13.44	(56,275)	12.20	(68,232)	12.42
End of period	778,814	$13.60	611,607	$12.11	1,390,421	$16.53
(a) Grant and vesting activity during the twelve months ended September 30, 2019 include 86,050 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

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
Following is a summary of the components of basic and diluted (loss) income per share for the periods presented:

	Fiscal Year Ended September 30,
in thousands, except per share data	2019	2018	2017
Numerator:
(Loss) income from continuing operations	$(79,421)	$(45,046)	$31,953
Loss from discontinued operations, net of tax	(99)	(329)	(140)
Net (loss) income	$(79,520)	$(45,375)	$31,813

Denominator:
Basic weighted-average shares	30,617	32,141	31,952
Dilutive effect of restricted stock awards	—	—	433
Dilutive effect of stock options	—	—	41
Diluted weighted-average shares (a)	30,617	32,141	32,426

Basic (loss) income per share:
Continuing operations	$(2.59)	$(1.40)	$1.00
Discontinued operations	(0.01)	(0.01)	—
Total	$(2.60)	$(1.41)	$1.00

Diluted (loss) income per share:
Continuing operations	$(2.59)	$(1.40)	$0.99
Discontinued operations	(0.01)	(0.01)	—
Total	$(2.60)	$(1.41)	$0.99
(a) The following potentially dilutive shares were excluded from the calculation of diluted (loss) income per share as a result of their anti-dilutive effect. Due to the reported net losses for the years ended September 30, 2019 and 2018, all common stock equivalents were excluded from the computation of diluted loss per share for fiscal years 2019 and 2018 because inclusion would have resulted in anti-dilution.

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Stock options	524	533	319
Time-based restricted stock	612	432	—
Performance-based restricted stock	779	645	—

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
Management’s evaluation of segment performance is based on segment operating (loss) income. Operating (loss) income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2.
The following tables contain our revenue, operating (loss) income, and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Revenue
West	$1,014,702	$1,014,803	$853,230
East	514,961	524,563	551,422
Southeast	558,076	567,767	511,626
Total revenue	$2,087,739	$2,107,133	$1,916,278

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Operating (loss) income (a)
West	$(5,492)	$142,310	$110,600
East (b)	51,576	57,372	58,191
Southeast	40,165	45,950	53,905
Segment total	86,249	245,632	222,696
Corporate and unallocated (c)	(176,145)	(164,084)	(160,558)
Total operating (loss) income	$(89,896)	$81,548	$62,138
(a) Operating (loss) income is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5).
(b) Operating income for our East segment for the year ended September 30, 2017 was impacted by a charge to G&A of $2.7 million related to the write-off of a deposit on a legacy investment in a development site that we deemed uncollectible.
(c) Corporate and unallocated operating loss includes amortization of capitalized interest, movement in capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and other amounts that are not allocated to our operating segments.

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Depreciation and amortization
West	$6,456	$7,062	$7,207
East	3,250	2,619	2,927
Southeast	3,455	3,053	2,564
Segment total	13,161	12,734	12,698
Corporate and unallocated (a)	1,598	1,073	1,311
Total depreciation and amortization	$14,759	$13,807	$14,009
(a) Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Capital Expenditures
West	$11,635	$8,152	$7,086
East	2,518	2,234	2,474
Southeast	3,086	3,112	2,539
Corporate and unallocated	4,117	3,522	341
Total capital expenditures	$21,356	$17,020	$12,440
The following table presents assets by segment as of September 30, 2019 and 2018:

in thousands	September 30, 2019	September 30, 2018
Assets
West	$751,110	$835,230
East	286,340	335,474
Southeast	359,431	414,685
Corporate and unallocated (a)	560,763	542,713
Total assets	$1,957,644	$2,128,102
(a) Corporate and unallocated total assets primarily consist of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.
(19) Supplemental Guarantor Information
As discussed in Note 8, the Company's obligations to pay principal, premium, if any, and interest under certain debt agreements are guaranteed on a joint and several basis by substantially all of the Company's subsidiaries. Some of the immaterial subsidiaries do not guarantee the Senior Notes or the Facility. The guarantees are full and unconditional, and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following financial information presents the line items of the Company's consolidated financial statements separated by amounts related to the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2019

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$70,617	$36,115	$9	$—	$106,741
Restricted cash	14,847	1,206	—	—	16,053
Accounts receivable (net of allowance of $304)	—	26,394	1	—	26,395
Income tax receivable	4,935	—	—	—	4,935
Owned inventory	—	1,504,248	—	—	1,504,248
Investments in unconsolidated entities	773	3,189	—	—	3,962
Deferred tax assets, net	246,957	—	—	—	246,957
Property and equipment, net	—	27,421	—	—	27,421
Investments in subsidiaries	636,791	—	—	(636,791)	—
Intercompany	753,769	—	1,680	(755,449)	—
Goodwill	—	11,376	—	—	11,376
Other assets	1,235	8,317	4	—	9,556
Total assets	$1,729,924	$1,618,266	$1,694	$(1,392,240)	$1,957,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$131,152	$—	$—	$131,152
Other liabilities	12,335	97,081	13	—	109,429
Intercompany	1,680	753,769	—	(755,449)	—
Total debt (net of premium and debt issuance costs)	1,177,155	1,154	—	—	1,178,309
Total liabilities	1,191,170	983,156	13	(755,449)	1,418,890
Stockholders’ equity	538,754	635,110	1,681	(636,791)	538,754
Total liabilities and stockholders’ equity	$1,729,924	$1,618,266	$1,694	$(1,392,240)	$1,957,644

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2018

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$93,875	$45,355	$575	$—	$139,805
Restricted cash	10,921	2,522	—	—	13,443
Accounts receivable (net of allowance of $378)	—	24,647	—	—	24,647
Income tax receivable	—	—	—	—	—
Owned inventory	—	1,692,284	—	—	1,692,284
Investments in unconsolidated entities	773	3,262	—	—	4,035
Deferred tax assets, net	213,955	—	—	—	213,955
Property and equipment, net	—	20,843	—	—	20,843
Investments in subsidiaries	645,086	—	—	(645,086)	—
Intercompany	922,525	—	2,304	(924,829)	—
Goodwill	—	9,751	—	—	9,751
Other assets	694	8,626	19	—	9,339
Total assets	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$126,432	$—	$—	$126,432
Other liabilities	14,357	111,906	126	—	126,389
Intercompany	2,304	922,525	—	(924,829)	—
Total debt (net of discount and debt issuance costs)	1,227,141	4,113	—	—	1,231,254
Total liabilities	1,243,802	1,164,976	126	(924,829)	1,484,075
Stockholders’ equity	644,027	642,314	2,772	(645,086)	644,027
Total liabilities and stockholders’ equity	$1,887,829	$1,807,290	$2,898	$(1,569,915)	$2,128,102

Beazer Homes USA, Inc.
Consolidating Statements of Operations Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2019
Total revenue	$—	$2,087,739	$115	$(115)	$2,087,739
Home construction and land sales expenses	93,875	1,679,325	—	(115)	1,773,085
Inventory impairments and abandonments	13,908	134,710	—	—	148,618
Gross (loss) profit	(107,783)	273,704	115	—	166,036
Commissions	—	79,802	—	—	79,802
General and administrative expenses	—	161,375	(4)	—	161,371
Depreciation and amortization	—	14,759	—	—	14,759
Operating (loss) income	(107,783)	17,768	119	—	(89,896)
Equity in income of unconsolidated entities	—	404	—	—	404
Loss on extinguishment of debt	(24,920)	—	—	—	(24,920)
Other (expense) income, net	(3,109)	887	(4)	—	(2,226)
(Loss) income from continuing operations before income taxes	(135,812)	19,059	115	—	(116,638)
(Benefit) expense from income taxes	(15,603)	(21,643)	29	—	(37,217)
Equity in income of subsidiaries	40,788	—	—	(40,788)	—
(Loss) income from continuing operations	(79,421)	40,702	86	(40,788)	(79,421)
Loss from discontinued operations, net of tax	—	(85)	(14)	—	(99)
Equity in loss of subsidiaries from discontinued operations	(99)	—	—	99	—
Net (loss) income	$(79,520)	$40,617	$72	$(40,689)	$(79,520)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2018
Total revenue	$—	$2,107,133	$83	$(83)	$2,107,133
Home construction and land sales expenses	91,132	1,664,570	—	(83)	1,755,619
Inventory impairments and abandonments	1,961	4,538	—	—	6,499
Gross (loss) profit	(93,093)	438,025	83	—	345,015
Commissions	—	81,002	—	—	81,002
General and administrative expenses	—	168,536	122	—	168,658
Depreciation and amortization	—	13,807	—	—	13,807
Operating (loss) income	(93,093)	174,680	(39)	—	81,548
Equity in income of unconsolidated entities	—	34	—	—	34
Loss on extinguishment of debt	(27,839)	—	—	—	(27,839)
Other (expense) income, net	(5,323)	1,046	(28)	—	(4,305)
(Loss) income from continuing operations before income taxes	(126,255)	175,760	(67)	—	49,438
(Benefit) expense from income taxes	(93,714)	188,217	(19)	—	94,484
Equity in loss of subsidiaries	(12,505)	—	—	12,505	—
Loss from continuing operations	(45,046)	(12,457)	(48)	12,505	(45,046)
Loss from discontinued operations, net of tax	—	(312)	(17)	—	(329)
Equity in loss of subsidiaries	(329)	—	—	329	—
Net loss	$(45,375)	$(12,769)	$(65)	$12,834	$(45,375)

Beazer Homes USA, Inc.
 Consolidating Statements of Operations Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2017
Total revenue	$—	$1,916,278	$107	$(107)	$1,916,278
Home construction and land sales expenses	88,764	1,512,312	—	(107)	1,600,969
Inventory impairments and abandonments	56	2,389	—	—	2,445
Gross (loss) profit	(88,820)	401,577	107	—	312,864
Commissions	—	74,811	—	—	74,811
General and administrative expenses	—	161,804	102	—	161,906
Depreciation and amortization	—	14,009	—	—	14,009
Operating (loss) income	(88,820)	150,953	5	—	62,138
Equity in income of unconsolidated entities	—	371	—	—	371
Gain (Loss) on extinguishment of debt	(12,630)	—	—	—	(12,630)
Other (expense) income, net	(15,635)	429	(24)	—	(15,230)
(Loss) income before income taxes	(117,085)	151,753	(19)	—	34,649
(Benefit) expense from income taxes	(42,564)	45,266	(6)	—	2,696
Equity in income of subsidiaries	106,474	—	—	(106,474)	—
Income from continuing operations	31,953	106,487	(13)	(106,474)	31,953
Loss from discontinued operations, net of tax	—	(115)	(25)	—	(140)
Equity in loss of subsidiaries	(140)	—	—	140	—
Net income (loss)	$31,813	$106,372	$(38)	$(106,334)	$31,813

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2019
Net cash (used in) provided by operating activities	$(107,882)	$221,529	$(12)	$—	$113,635
Cash flows from investing activities:
Capital expenditures	—	(21,356)	—	—	(21,356)
Proceeds from sale of fixed assets	—	251	—	—	251
Acquisition, net of cash acquired	—	(4,088)	—	—	(4,088)
Return of capital from unconsolidated entities	—	68	—	—	68
Advances to/from subsidiaries	204,555	—	(554)	(204,001)	—
Net cash provided by (used in) investing activities	204,555	(25,125)	(554)	(204,001)	(25,125)
Cash flows from financing activities:
Repayment of debt	(573,589)	(2,959)	—	—	(576,548)
Proceeds from issuance of new debt	500,000	—	—	—	500,000
Repayment of borrowing from credit facility	(425,000)	—	—	—	(425,000)
Borrowings from credit facility	425,000	—	—	—	425,000
Debt issuance costs	(6,137)	—	—	—	(6,137)
Other financing activities	(1,655)	—	—	—	(1,655)
Repurchase of common stock	(34,624)	—	—	—	(34,624)
Advances to/from subsidiaries	—	(204,001)	—	204,001	—
Net cash used in financing activities	(116,005)	(206,960)	—	204,001	(118,964)
Decrease in cash and cash equivalents	(19,332)	(10,556)	(566)	—	(30,454)
Cash, cash equivalents and restricted cash at beginning of period	104,796	47,877	575	—	153,248
Cash, cash equivalents and restricted cash at end of period	$85,464	$37,321	$9	$—	$122,794

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Cash Flow Information

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2018
Net cash (used in) provided by operating activities	$(1,163)	$56,153	$(152)	$—	$54,838
Cash flows from investing activities:
Capital expenditures	—	(17,020)	—	—	(17,020)
Proceeds from sale of fixed assets	—	370	—	—	370
Acquisition, net of cash acquired	—	(57,253)			(57,253)
Investments in unconsolidated entities	—	(421)	—	—	(421)
Return of capital from unconsolidated entities	—	176	—	—	176
Advances to/from subsidiaries	(56,182)	—	3	56,179	—
Net cash (used in) provided by investing activities	(56,182)	(74,148)	3	56,179	(74,148)
Cash flows from financing activities:
Repayment of debt	(522,465)	—	—	—	(522,465)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Repayment of borrowing from credit facility	(225,000)	—	—	—	(225,000)
Borrowing from credit facility	225,000	—	—	—	225,000
Debt issuance costs	(6,272)	—	—	—	(6,272)
Other financing activities	(3,314)	—	—	—	(3,314)
Advances to/from subsidiaries	—	49,018		(49,018)	—
Net cash (used in) provided by financing activities	(132,051)	49,018	—	(49,018)	(132,051)
(Decrease) increase in cash and cash equivalents	(189,396)	31,023	(149)	7,161	(151,361)
Cash, cash equivalents and restricted cash at beginning of period	294,192	16,854	724	(7,161)	304,609
Cash, cash equivalents and restricted cash at end of period	$104,796	$47,877	$575	$—	$153,248

Fiscal Year Ended September 30, 2017
Net cash (used in) provided by operating activities	$(65,093)	$170,129	$(174)	$—	$104,862
Cash flows from investing activities:
Capital expenditures	—	(12,440)	—	—	(12,440)
Proceeds from sale of fixed assets	—	297	—	—	297
Investments in unconsolidated entities	—	(3,261)	—	—	(3,261)
Return of capital from unconsolidated entities	—	1,621	—	—	1,621
Advances to/from subsidiaries	148,081	—	39	(148,120)	—
Net cash provided by (used in) investing activities	148,081	(13,783)	39	(148,120)	(13,783)
Cash flows from financing activities:
Repayment of debt	(261,999)	(12,437)	—	—	(274,436)
Proceeds from issuance of new debt	250,000	—	—	—	250,000
Borrowing from credit facility	25,000	—	—	—	25,000
Repayment of borrowing from credit facility	(25,000)	—	—	—	(25,000)
Debt issuance costs	(4,919)	—	—	—	(4,919)
Other financing activities	(391)	—	—	—	(391)
Advances to/from subsidiaries	—	(145,459)	—	145,459	—
Net cash used in financing activities	(17,309)	(157,896)	—	145,459	(29,746)
Increase (decrease) in cash and cash equivalents	65,679	(1,550)	(135)	(2,661)	61,333
Cash, cash equivalents and restricted cash at beginning of period	228,513	18,404	859	(4,500)	243,276
Cash, cash equivalents and restricted cash at end of period	$294,192	$16,854	$724	$(7,161)	$304,609

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
We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2019 or September 30, 2018. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the periods presented were as follows:

	Fiscal Year Ended September 30,
in thousands	2019	2018	2017
Total revenue	$55	$633	$—
Home construction and land sales expenses	61	612	72
Inventory impairments and abandonments	—	450	—
Gross loss	(6)	(429)	(72)
General and administrative expenses	125	101	169
Operating loss	(131)	(530)	(241)
Equity in (loss) income of unconsolidated entities	(1)	93	31
Other income (expense), net	5	(4)	(5)
Loss from discontinued operations before income taxes	(127)	(441)	(215)
Benefit from income taxes	(28)	(112)	(75)
Loss from discontinued operations, net of tax	$(99)	$(329)	$(140)

(21) Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information is as follows for the periods presented:

in thousands, except per share data	Quarter Ended
Fiscal 2019	December 31	March 31	June 30	September 30
Total revenue	$402,040	$421,260	$482,738	$781,701
Gross profit (loss) (a)	60,655	(82,680)	71,764	116,297
Operating income (loss)	3,506	(138,950)	9,543	36,005
Net income (loss) from continuing operations (b)	7,322	(100,832)	11,625	2,464
Basic EPS from continuing operations (c)	$0.23	$(3.28)	$0.38	$0.08
Diluted EPS from continuing operations (c)	$0.23	$(3.28)	$0.38	$0.08

Fiscal 2018
Total revenue	$372,489	$455,178	$511,521	$767,945
Gross profit (a)	60,829	75,077	83,244	125,865
Operating income	6,681	13,825	17,580	43,462
Net (loss) income from continuing operations (b)	(130,575)	11,616	13,429	60,484
Basic EPS from continuing operations (c)	$(4.07)	$0.36	$0.42	$1.88
Diluted EPS from continuing operations (c)	$(4.07)	$0.36	$0.41	$1.83

(a)	Gross profit (loss) in fiscal 2019 and 2018 includes inventory impairment and abandonments as follows:

in thousands	Fiscal 2019	Fiscal 2018
1st Quarter	$1,007	$—
2nd Quarter	147,611	—
3rd Quarter	—	168
4th Quarter	—	6,331
	$148,618	$6,499
(b) Net (loss) income from continuing operations in fiscal 2019 and 2018 includes (loss) gain on extinguishment of debt as follows:

in thousands	Fiscal 2019	Fiscal 2018
1st Quarter	$—	$(25,904)
2nd Quarter	216	—
3rd Quarter	358	—
4th Quarter	(25,494)	(1,935)
	$(24,920)	$(27,839)
(c) Amounts shown above for EPS for the quarterly periods are calculated separately from the full fiscal year amounts. Accordingly, quarterly amounts will not add to the respective annual amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
November 13, 2019

We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated November 13, 2019, expressed an unqualified opinion on those financial statements.
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
November 13, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2019. The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2019.
Code of Ethics
Beazer Homes has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers. In November 2019, the Company’s Board of Directors amended the Code. The full text of the Code, as amended, can be found on the Company’s website at www.beazer.com. If at any time there is an amendment or waiver of any provision of the Code that is required to be disclosed, information regarding such amendment or waiver will be published on the Company’s website.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2019.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement for our 2020 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2019.

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

3.8	—	Certificate of Amendment, dated as of November 8, 2019, and effective as of November 12, 2019, to the Amended and Restated Certificate of Incorporation of the Company, as amended
3.9	—	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010)
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-K filed on November 10, 2015)

4.2	—
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

4.18	—	Section 382 Rights Agreement, dated as of November 6, 2019, and effective as of November 14, 2019, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent
4.19	—
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

4.34	—
Indenture for 7.250% Senior Notes due 2029, dated as of September 24, 2019, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on September 24, 2019)

4.35	—	Form of 7.250% Senior Note due 2029 (incorporated herein by reference to Exhibit 4.2 of the Company's 8-K filed on September 24, 2019)
4.36	—
Registration Rights Agreement, dated as of September 24, 2019, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on September 24, 2019)

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
Severance and Change In Control Agreement by and between Keith L. Belknap and the Company, effective as of September 18, 2018 (incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-K filed on November 13, 2018)

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

10.41	—
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 2, 2019)

10.42	—
Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 10, 2019)

10.43	—
Term Loan Agreement, dated as of September 9, 2019, by and among the Company, the subsidiaries of the Company as guarantors thereto, and Credit Suisse International, as lender (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on September 10, 2019)

10.4	—
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

3.8	—	Certificate of Amendment, dated as of November 8, 2019, and effective as of November 12, 2019, to the Amended and Restated Certificate of Incorporation of the Company, as amended
4.18	—	Section 382 Rights Agreement, dated as of November 6, 2019, and effective November 14, 2019, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Schema Document
101.CAL	—	XBRL Calculation Linkbase Document
101.LAB	—	XBRL Labels Linkbase Document
101.PRE	—	XBRL Presentation Linkbase Document
101.DEF	—	XRBL Definition Linkbase Document

(c)	Financial Statement Schedules
Reference is made to Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2019	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2019	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President, Chief Executive Officer and Director

Date:	November 13, 2019	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer

Date:	November 13, 2019	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 13, 2019	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 13, 2019	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Chairman Emeritus

Date:	November 13, 2019	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 13, 2019	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 13, 2019	By:		/s/ Norma A. Provencio
			Name:	Norma A. Provencio
Director

Date:	November 13, 2019	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 13, 2019	By:		/s/ David J. Spitz
			Name:	David J. Spitz
Director

Date:	November 13, 2019	By:		/s/ C. Christian Winkle
			Name:	C. Christian Winkle
Director

Date:	November 13, 2019	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director