Form 10-Q
period 2019-12-31
BEAZER HOMES USA INC
filed 2020-01-30
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Number of shares of common stock outstanding as of January 28, 2020: 31,384,758

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2019	September 30, 2019
ASSETS
Cash and cash equivalents	$41,277	$106,741
Restricted cash	18,759	16,053
Accounts receivable (net of allowance of $313 and $304, respectively)	19,439	26,395
Income tax receivable	4,612	4,935
Owned inventory	1,574,280	1,504,248
Investments in unconsolidated entities	3,930	3,962
Deferred tax assets, net	247,382	246,957
Property and equipment, net	26,623	27,421
Operating lease right-of-use assets	12,975	—
Goodwill	11,376	11,376
Other assets	7,451	9,556
Total assets	$1,968,104	$1,957,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$110,153	$131,152
Operating lease liabilities	15,158	—
Other liabilities	95,451	109,429
Total debt (net of debt issuance costs of $12,080 and $12,470, respectively)	1,208,062	1,178,309
Total liabilities	1,428,824	1,418,890
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,383,068 issued and outstanding and 30,933,110 issued and outstanding, respectively)	31	31
Paid-in capital	852,055	854,275
Accumulated deficit	(312,806)	(315,552)
Total stockholders’ equity	539,280	538,754
Total liabilities and stockholders’ equity	$1,968,104	$1,957,644

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2019	2018
Total revenue	$417,804	$402,040
Home construction and land sales expenses	354,667	340,378
Inventory impairments and abandonments	—	1,007
Gross profit	63,137	60,655
Commissions	16,065	15,737
General and administrative expenses	39,699	38,642
Depreciation and amortization	3,427	2,770
Operating income	3,946	3,506
Equity in loss of unconsolidated entities	(13)	(64)
Other expense, net	(1,340)	(42)
Income from continuing operations before income taxes	2,593	3,400
Benefit from income taxes	(211)	(3,922)
Income from continuing operations	2,804	7,322
Loss from discontinued operations, net of tax	(58)	(11)
Net income	$2,746	$7,311
Weighted average number of shares:
Basic	29,746	31,801
Diluted	30,138	32,055
Basic income per share:
Continuing operations	$0.09	$0.23
Discontinued operations	—	—
Total	$0.09	$0.23
Diluted income per share:
Continuing operations	$0.09	$0.23
Discontinued operations	—	—
Total	$0.09	$0.23

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive loss	—	—	—	2,746	2,746
Amortization of nonvested stock awards	—	—	2,311	—	2,311
Exercises of stock options	47	—	173	—	173
Shares issued under employee stock plans, net	574	—	—	—	—
Forfeiture and other settlements of restricted stock	(1)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(170)	—	(2,646)	—	(2,646)
Balance as of December 31, 2019	31,383	$31	$852,055	$(312,806)	$539,280

	Three Months Ended December 31, 2018
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net income and comprehensive income	—	—	—	7,311	7,311
Amortization of nonvested stock awards	—	—	2,114	—	2,114
Exercises of stock options	1	—	7	—	7
Shares issued under employee stock plans, net	910	—	—	—	—
Forfeiture of restricted stock	(28)	—	—	—	—
Common stock redeemed for tax liability	(176)	—	(1,850)	—	(1,850)
Share repurchases	(1,554)	(1)	(16,499)	—	(16,500)
Balance as of December 31, 2018	32,675	$33	$863,797	$(228,721)	$635,109

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2019	2018
Cash flows from operating activities:
Net income	$2,746	$7,311
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,427	2,770
Stock-based compensation expense	2,311	2,114
Inventory impairments and abandonments	—	1,007
Deferred and other income tax benefit	(228)	(4,070)
Gain on sale of fixed assets	(63)	(35)
Change in allowance for doubtful accounts	9	—
Equity in loss of unconsolidated entities	13	65
Cash distributions of income from unconsolidated entities	—	320
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,947	5,298
Decrease in income tax receivable	303	—
Increase in inventory	(68,999)	(29,722)
Decrease in other assets	1,978	1,430
Decrease in trade accounts payable	(20,999)	(26,568)
Decrease in other liabilities	(11,975)	(14,610)
Net cash used in operating activities	(84,530)	(54,690)
Cash flows from investing activities:
Capital expenditures	(2,632)	(6,354)
Proceeds from sale of fixed assets	66	54
Return of capital from unconsolidated entities	19	—
Net cash used in investing activities	(2,547)	(6,300)
Cash flows from financing activities:
Repayment of debt	(1,150)	(1,479)
Repayment of borrowings from credit facility	(95,000)	(75,000)
Borrowings from credit facility	125,000	100,000
Debt issuance costs	—	(400)
Repurchase of common stock	—	(16,500)
Tax payments for stock-based compensation awards	(2,646)	(1,850)
Stock option exercises and other financing activities	(1,885)	7
Net cash provided by financing activities	24,319	4,778
Decrease in cash, cash equivalents, and restricted cash	(62,758)	(56,212)
Cash, cash equivalents, and restricted cash at beginning of period	122,794	153,248
Cash, cash equivalents, and restricted cash at end of period	$60,036	$97,036

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
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (2019 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2019 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 17 for a further discussion of our discontinued operations).
Our fiscal year 2020 began on October 1, 2019 and ends on September 30, 2020. Our fiscal year 2019 began on October 1, 2018 and ended on September 30, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Share Repurchase Program
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements.
All shares have been retired upon repurchase during fiscal 2019. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2019 was $34.6 million. The Company made no share repurchases during the three months ended December 31, 2019. As of December 31, 2019, the remaining availability of the share repurchase program was $15.4 million.

Inventory Valuation
Inventory assets are assessed for recoverability no less than quarterly in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2019 Annual Report. Homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest, and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record land held for sale at the lower of the carrying value or fair value less costs to sell.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process specified in Accounting Standards Codification Topic 606.

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended
	December 31,
in thousands	2019	2018
Homebuilding revenue	$417,399	$400,982
Land sales and other revenue	405	1,058
Total revenue (a)	$417,804	$402,040
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held in escrow for our benefit, typically for less than five days, and are considered deposits in-transit and classified as cash. Contract liabilities include customer deposits related to sold but undelivered homes and totaled 13.9 million and 11.5 million as of December 31, 2019 and September 30, 2019, respectively. Of the customer liabilities outstanding as of September 30, 2019, $6.1 million was recognized in revenue during the three months ended December 31, 2019 upon closing of the related homes, and $0.2 million was refunded to or forfeited by the buyer. The remaining balance of $5.2 million remains included within customer deposits as of December 31, 2019.
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

Recent Accounting Pronouncements
Leases. On October 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) and related amendments, collectively codified in ASC 842, Leases (ASC 842). ASC 842 requires lessees to record most leases on their balance sheets by recognize a right-of-use asset, representing the right to use the identified asset during the lease term, and a corresponding lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the previous accounting rules. ASC 842 also requires significantly enhanced disclosures around an entity's leases and the related accounting. As part of our adoption of ASC 842, we applied a modified retrospective approach, whereby prior year financial statements were not recast. We also elected the package of transition practical expedients, which allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. In addition, we elected the practical expedient that allows lessees to account for lease and non-lease components together as a single component for all leases. Upon adoption of ASC 842, we recorded net operating lease right-of-use (ROU) assets of 13.9 million and operating lease liabilities of 16.0 million. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating lease ROU assets. The adoption of ASC 842 did not have any impact on our retained earnings. See Note 8 for additional discussion of our operating leases.
Fair Value Measurements. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework (ASU 2018-13). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the impact of adopting the updated provisions.
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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2019	2018
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use asset (ASC 842 adoption)	$13,895	—
Beginning operating lease right-of-use liability (ASC 842 adoption)	16,028	—
Supplemental disclosure of cash activity:
Interest payments	$15,954	$13,986
Income tax payments	—	121
Tax refunds received	303	1,148
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$41,277	$84,399
Restricted cash	18,759	12,637
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$60,036	$97,036

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of December 31, 2019, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2019 and September 30, 2019:

in thousands	December 31, 2019	September 30, 2019
Investment in unconsolidated entities	$3,930	$3,962
Total equity of unconsolidated entities	8,501	9,969
Total outstanding borrowings of unconsolidated entities	12,618	12,658
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2019	2018
Equity in loss of unconsolidated entities	$(13)	$(64)
For the three months ended December 31, 2019 and 2018, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of December 31, 2019 and September 30, 2019, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2019 and 2018, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of December 31, 2019, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of December 31, 2019 and September 30, 2019:

in thousands	December 31, 2019	September 30, 2019
Homes under construction	$580,580	$507,542
Development projects in progress	732,380	738,201
Land held for future development	28,531	28,531
Land held for sale	11,443	12,662
Capitalized interest	137,010	136,565
Model homes	84,336	80,747
Total owned inventory	$1,574,280	$1,504,248
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 267 (with a cost of $90.2 million) and 238 (with a cost of $82.2 million) substantially completed homes that were not subject to a sales contract (spec homes) as of December 31, 2019 and September 30, 2019, respectively.
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

Total owned inventory by reportable segment is presented in the table below as of December 31, 2019 and September 30, 2019:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2019
West Segment	$733,525	$3,483	$4,235	$741,243
East Segment	270,930	14,077	3,810	288,817
Southeast Segment	333,623	10,971	3,398	347,992
Corporate and unallocated (b)	196,228	—	—	196,228
Total	$1,534,306	$28,531	$11,443	$1,574,280
September 30, 2019
West Segment	$723,094	$3,483	$5,160	$731,737
East Segment	228,937	14,077	4,104	247,118
Southeast Segment	318,737	10,971	3,398	333,106
Corporate and unallocated (b)	192,287	—	—	192,287
Total	$1,463,055	$28,531	$12,662	$1,504,248
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
As of December 31, 2019, there were four communities on our quarterly watch list. However, none of these communities required further analysis to be performed after considering certain quantitative and qualitative factors.
As of December 31, 2018, there were four communities on our quarterly watch list that required further analysis to be performed after considering the lots remaining in each community and certain other qualitative factors. This additional analysis led to a $1 million impairment charge for one of these communities, principally due to a reduction in price that is other than temporary based on competitive and market dynamics.
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2019 and September 30, 2019:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of December 31, 2019
Unconsolidated lot option agreements	$74,836	$386,762
As of September 30, 2019
Unconsolidated lot option agreements	$78,202	$389,705
(6) Interest
Interest capitalized during the three months ended December 31, 2019 and 2018 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2019	2018
Capitalized interest in inventory, beginning of period	$136,565	$144,645
Interest incurred	21,556	24,921
Capitalized interest impaired	—	(115)
Interest expense not qualified for capitalization and included as other expense (a)	(1,442)	(242)
Capitalized interest amortized to home construction and land sales expenses (b)	(19,669)	(17,323)
Capitalized interest in inventory, end of period	$137,010	$151,886
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

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of December 31, 2019 and September 30, 2019:

in thousands	Final Maturity Date	December 31, 2019	September 30, 2019
Senior Unsecured Term Loan (Term Loan)	September 2022	$150,000	$150,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	394,000	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(12,080)	(12,470)
Total Senior Notes, net		1,111,475	1,111,085
Junior Subordinated Notes (net of unamortized accretion of $34,186 and $34,703, respectively)	July 2036	66,587	66,070
Revolving Credit Facility	February 2022	30,000	—
Other Secured Notes payable	Various Dates	—	1,154
Total debt, net		$1,208,062	$1,178,309
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million with four lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2019 Annual Report.
As of December 31, 2019, $30.0 million of borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $220.0 million. As of September 30, 2019, no borrowings and no letters of credit were outstanding under the Facility. The Facility requires compliance with certain covenants, including negative covenants and financial maintenance covenants. As of December 31, 2019, the Company was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan) in an aggregate principal amount of up to $150.0 million. The Term Loan will (1) mature in September 2022, with $50.0 million annual repayment installments in September 2020 and September 2021; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of December 31, 2019, the Company was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of December 31, 2019 and September 30, 2019, the Company had letters of credit outstanding under these additional facilities of $16.6 million and $14.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of December 31, 2019, the total stated amount of performance letters of credit issued under the reimbursement agreement was $33.8 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
Senior Notes
The Company's Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. See Note 16 for further information.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company is in compliance with the covenants contained in the indentures of all of its Senior Notes as of December 31, 2019.

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

Callable at any time prior to March 15, 2020, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after March 15, 2020, callable at a redemption price equal to 105.063% of the principal amount; on or after March 15, 2021, callable at a redemption price equal to 103.375% of the principal amount; on or after March 15, 2022, callable at a redemption price equal to 101.688% of the principal amount; on or after March 15, 2023, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest.

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

Callable at any time prior to October 15, 2022, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after October 15, 2022, callable at a redemption price equal to 102.938% of the principal amount; on or after October 15, 2023, callable at a redemption price equal to 101.958% of the principal amount; on or after October 15, 2024, callable at a redemption price equal to 100.979% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest.

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

Callable at any time prior to October 15, 2024, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; on or after October 15, 2024, callable at a redemption price equal to 103.625% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 102.417% of the principal amount; on or after October 15, 2026, callable at a redemption price equal to 101.208% of the principal amount; on or after October 15, 2027, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest.

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.39% as of December 31, 2019. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2019, the unamortized accretion was $34.2 million and will be amortized over the remaining life of the notes. As of December 31, 2019, the Company was in compliance with all covenants under the Junior Subordinated Notes.
Other Secured Notes Payable
The Company periodically acquires land through the issuance of notes payable. As of September 30, 2019, the Company had outstanding notes payable of $1.2 million, primarily related to land acquisitions. During the three months ended December 31, 2019, we redeemed the remaining balance outstanding on these land acquisition related notes payable.
(8) Operating Leases
The Company leases certain office space and equipment under operating leases for use in our operations. We recognize operating lease expense on a straight-line basis over the lease term. Certain of our lease agreements include one or more options to renew. The exercise of lease renewal options is generally at our discretion. Variable lease expense primarily relates to maintenance and other monthly expense that do not depend on an index or rate.
We determine if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if we determine it is reasonably certain that the option will be exercised. As our leases do not provide an implicit rate, the discount rate used in the present value calculation represents our incremental borrowing rate determined using information available at the commencement date.
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. For the three months ended December 31, 2019, we recorded operating lease expense of $1.2 million. Cash payments on lease liabilities during the three months ended December 31, 2019 totaled $1.1 million. Sublease income and variable lease expenses are de minimis.
At December 31, 2019, weighted-average remaining lease term and discount rate were as follows:

Weighted-average remaining lease term	4.4 years
Weighted-average discount rate	4.94%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2019:

Fiscal Years Ending September 30,
in thousands
2020 (a)	$3,474
2021	4,217
2022	3,378
2023	2,560
2024	1,435
Thereafter	1,838
Total lease payments (b)	$16,902
Less: Imputed interest	$1,744
Total operating lease liabilities	$15,158
(a) Remaining lease payments are for the period beginning January 1, 2020 through September 30, 2020.
(b) Lease payments excludes $4.0 million legally binding minimum lease payments for an office lease signed but not yet commenced at December 31, 2019. The related ROU asset and operating lease liability are not reflected on the Company’s condensed consolidated balance sheet as of December 31, 2019.
At September 30, 2019, under ASC 840, Leases (“ASC 840”), the future minimum rental commitments totaled $20.1 million under non-cancelable operating leases as follows: 2020 - $4.7 million; 2021 - $4.5 million; 2022 - $3.6 million; 2023 - $2.9 million; 2024 - $1.8 million; and $2.6 million thereafter.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2019	2018
Balance at beginning of period	$13,388	$15,331
Accruals for warranties issued (a)	1,665	2,305
Changes in liability related to warranties existing in prior periods	67	(1,874)
Payments made	(2,474)	(2,330)
Balance at end of period	$12,646	$13,432
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
We have an accrual of $3.5 million and $3.4 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of December 31, 2019 and September 30, 2019, respectively.

We had outstanding letters of credit and performance bonds of approximately $50.4 million and $276.1 million, respectively, as of December 31, 2019, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three months ended December 31, 2019, we recognized no impairments on development projects in progress or land held for sale compared to $1.0 million impairments on development projects in progress and no impairments on land held for sale during the three months ended December 31, 2018.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of December 31, 2019
Deferred compensation plan assets (a)	$—	$2,136	$—		$2,136
As of September 30, 2019
Deferred compensation plan assets (a)	$—	$1,970	$—		$1,970
Development projects in progress (b)	—	—	84,982	(c)	84,982
Land held for sale (b)	—	—	5,207	(c)	5,207
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
(c) Amount represents the impairment-date fair value of the development projects in progress and land held for sale assets that were impaired during the period indicated.
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

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of December 31, 2019 and September 30, 2019:

	As of December 31, 2019		As of September 30, 2019
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,111,475	$1,167,303	$1,111,085	$1,115,011
Junior Subordinated Notes (c)	66,587	66,587	66,070	66,070
Total	$1,178,062	$1,233,890	$1,177,155	$1,181,081
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
(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax benefit of $0.2 million for the three months ended December 31, 2019, compared to an income tax benefit of $3.9 million for the three months ended December 31, 2018. The current fiscal year income tax benefit was substantially driven by (1) the completion of work necessary to claim an additional $0.7 million in tax credits related to prior fiscal years (2) the discrete impact related to stock-based compensation expense as a result of current period activity; partially offset by (3) income from continuing operations. The tax benefit for the three months ended December 31, 2018 was primarily driven by (1) the completion of work necessary to claim an additional $5.3 million in tax credits related to prior fiscal years; partially offset by (2) income from continuing operations; and (3) the discrete impact related to our stock-based compensation expense.
Deferred Tax Assets and Liabilities
As of December 31, 2019, the net deferred tax asset is comprised of various tax attributes that include $4.6 million of minimum tax credit carryforwards. Beginning in our fiscal 2019, the Company started making cash refund claims for significant portions of these credits due to the elimination of the alternative minimum tax in the Tax Cuts and Jobs Act.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2019, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2019, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2019 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. We recognized $2.3 million and $2.1 million of stock-based compensation expense related to stock options and restricted stock awards for the three months ended December 31, 2019 and December 31, 2018, respectively.
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2019:

	Three Months Ended
	December 31, 2019
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	523,754	$14.34
Granted	—	—
Exercised	(123,367)	11.08
Cancelled	(100)	15.47
Outstanding at end of period	400,287	$15.35
Exercisable at end of period	363,931	$15.64
Vested or expected to vest in the future	398,358	$15.38
As of December 31, 2019 and September 30, 2019, total unrecognized compensation cost related to unvested stock options was $0.1 million and $0.1 million, respectively. The remaining cost as of December 31, 2019 is expected to be recognized over a weighted-average period of 0.95 years.
Restricted Stock Awards
During the three months ended December 31, 2019, the Company issued time-based restricted stock awards that vest ratably over three years on each anniversary from the grant date and performance-based restricted stock awards with a payout subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the three months ended December 31, 2019:

	Three Months Ended December 31, 2019
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	778,814	611,607	1,390,421
Granted	260,131	313,829	573,960
Vested	(242,921)	(289,648)	(532,569)
Forfeited	—	(1,202)	(1,202)
End of period	796,024	634,586	1,430,610
Each of our performance-based restricted share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. During the three months ended December 31, 2019, we cash settled 135,337 shares earned above target level based on the performance level achieved under our 2017 performance-based award plan. The cash payment totaled $2.1 million, which was reflected as a reduction to paid-in capital in the accompanying condensed consolidated statements of stockholders' equity. We have not cash settled any such performance-based awards in the past, and we have no current plans to cash settle any additional performance-based restricted shares in the future.
As of December 31, 2019 and September 30, 2019, total unrecognized compensation cost related to unvested restricted stock awards was $16.0 million and $9.0 million, respectively. The remaining cost as of December 31, 2019 is expected to be recognized over a weighted average period of 2.15 years.

(13) Earnings Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted income (loss) per share adjusts the basic income (loss) per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended December 31,
in thousands, except per share data	2019	2018
Numerator:
Income from continuing operations	$2,804	$7,322
Loss from discontinued operations, net of tax	(58)	(11)
Net income	$2,746	$7,311

Denominator:
Basic weighted-average shares	29,746	31,801
Dilutive effect of restricted stock awards	353	243
Dilutive effect of stock options	39	11
Diluted weighted-average shares (a)	30,138	32,055

Basic income per share:
Continuing operations	$0.09	$0.23
Discontinued operations	—	—
Total	$0.09	$0.23

Diluted income per share:
Continuing operations	$0.09	$0.23
Discontinued operations	—	—
Total	$0.09	$0.23
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended December 31,
in thousands	2019	2018
Stock options	210,509	493
Time-based restricted stock	—	195

(14) Other Liabilities
Other liabilities include the following as of December 31, 2019 and September 30, 2019:

in thousands	December 31, 2019	September 30, 2019
Accrued bonus and deferred compensation	$22,254	$36,237
Accrued interest	17,328	12,767
Customer deposits	13,910	11,539
Accrued warranty expense	12,646	13,388
Litigation accrual	3,462	3,420
Income tax liabilities	825	648
Other	25,026	31,430
Total	$95,451	$109,429
(15) Segment Information

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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2019 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2019	2018
Revenue
West	$254,398	$208,944
East	78,040	88,746
Southeast	85,366	104,350
Total revenue	$417,804	$402,040

	Three Months Ended
	December 31,
in thousands	2019	2018
Operating income (a)
West	$30,331	$24,261
East	5,321	5,395
Southeast	3,156	1,380
Segment total	38,808	31,036
Corporate and unallocated (b)	(34,862)	(27,530)
Total operating income	$3,946	$3,506

	Three Months Ended
	December 31,
in thousands	2019	2018
Depreciation and amortization
West	$1,808	$1,278
East	554	538
Southeast	540	610
Segment total	2,902	2,426
Corporate and unallocated (b)	525	344
Total depreciation and amortization	$3,427	$2,770

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
The following table presents capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2019	2018
Capital Expenditures
West	$1,484	$2,651
East	452	762
Southeast	516	859
Corporate and unallocated	180	2,082
Total capital expenditures	$2,632	$6,354
The following table presents assets by segment as of December 31, 2019 and September 30, 2019:

in thousands	December 31, 2019	September 30, 2019
Assets
West	$764,868	$751,110
East	298,389	286,340
Southeast	368,332	359,431
Corporate and unallocated (a)	536,515	560,763
Total assets	$1,968,104	$1,957,644
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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
December 31, 2019
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$35,258	$6,007	$12	$—	$41,277
Restricted cash	17,847	912	—	—	18,759
Accounts receivable (net of allowance of $313)	—	19,439	—	—	19,439
Income tax receivable	4,612	—	—	—	4,612
Owned inventory	—	1,574,280	—	—	1,574,280
Investments in unconsolidated entities	773	3,157	—	—	3,930
Deferred tax assets, net	247,382	—	—	—	247,382
Property and equipment, net	—	26,623	—	—	26,623
Operating lease right-of-use assets	—	12,975	—	—	12,975
Investments in subsidiaries	711,246	—	—	(711,246)	—
Intercompany	748,246	—	1,676	(749,922)	—
Goodwill	—	11,376	—	—	11,376
Other assets	1,098	6,353	—	—	7,451
Total assets	$1,766,462	$1,661,122	$1,688	$(1,461,168)	$1,968,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$110,153	$—	$—	$110,153
Operating lease liabilities	—	15,158	$—	$—	$15,158
Other liabilities	17,444	77,991	16	—	95,451
Intercompany	1,676	748,246	—	(749,922)	—
Total debt (net of premium and debt issuance costs)	1,208,062	—	—	—	1,208,062
Total liabilities	1,227,182	951,548	16	(749,922)	1,428,824
Stockholders’ equity	539,280	709,574	1,672	(711,246)	539,280
Total liabilities and stockholders’ equity	$1,766,462	$1,661,122	$1,688	$(1,461,168)	$1,968,104

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2019
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$70,617	$36,115	$9	$—	$106,741
Restricted cash	14,847	1,206	—	—	16,053
Accounts receivable (net of allowance of $304)	—	26,394	1	—	26,395
Income tax receivable	4,935	—	—	—	4,935
Owned inventory	—	1,504,248	—	—	1,504,248
Investments in unconsolidated entities	773	3,189	—	—	3,962
Deferred tax assets, net	246,957	—	—	—	246,957
Property and equipment, net	—	27,421	—	—	27,421
Investments in subsidiaries	636,791	—	—	(636,791)	—
Intercompany	753,769	—	1,680	(755,449)	—
Goodwill	—	11,376	—	—	11,376
Other assets	1,235	8,317	4	—	9,556
Total assets	$1,729,924	$1,618,266	$1,694	$(1,392,240)	$1,957,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$131,152	$—	$—	$131,152
Other liabilities	12,335	97,081	13	—	109,429
Intercompany	1,680	753,769	—	(755,449)	—
Total debt (net of premium and debt issuance costs)	1,177,155	1,154	—	—	1,178,309
Total liabilities	1,191,170	983,156	13	(755,449)	1,418,890
Stockholders’ equity	538,754	635,110	1,681	(636,791)	538,754
Total liabilities and stockholders’ equity	$1,729,924	$1,618,266	$1,694	$(1,392,240)	$1,957,644

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Operations
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2019
Total revenue	$—	$417,804	$—	$—	$417,804
Home construction and land sales expenses	19,669	334,998	—	—	354,667
Gross (loss) profit	(19,669)	82,806	—	—	63,137
Commissions	—	16,065	—	—	16,065
General and administrative expenses	—	39,699	—	—	39,699
Depreciation and amortization	—	3,427	—	—	3,427
Operating (loss) income	(19,669)	23,615	—	—	3,946
Equity in income of unconsolidated entities	—	(13)	—	—	(13)
Other (expense) income, net	(1,442)	102	—	—	(1,340)
(Loss) income from continuing operations before income taxes	(21,111)	23,704	—	—	2,593
(Benefit) expense from income taxes	(1,900)	1,689	—	—	(211)
Equity in income of subsidiaries	22,015	—	—	(22,015)	—
Income from continuing operations	2,804	22,015	—	(22,015)	2,804
Loss from discontinued operations, net of tax	—	(49)	(9)	—	(58)
Equity in loss of subsidiaries from discontinued operations	(58)	—	—	58	—
Net income (loss)	$2,746	$21,966	$(9)	$(21,957)	$2,746

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2018
Total revenue	$—	$402,040	$115	$(115)	$402,040
Home construction and land sales expenses	17,323	323,170	—	(115)	340,378
Inventory impairments and abandonments	115	892	—	—	1,007
Gross (loss) profit	(17,438)	77,978	115	—	60,655
Commissions	—	15,737	—	—	15,737
General and administrative expenses	—	38,646	(4)	—	38,642
Depreciation and amortization	—	2,770	—	—	2,770
Operating (loss) income	(17,438)	20,825	119	—	3,506
Equity in income of unconsolidated entities	—	(64)	—	—	(64)
Other (expense) income, net	(242)	204	(4)	—	(42)
(Loss) income from continuing operations before income taxes	(17,680)	20,965	115	—	3,400
Expense (benefit) from income taxes	20,385	(24,336)	29	—	(3,922)
Equity in income of subsidiaries	45,387	—	—	(45,387)	—
Income from continuing operations	7,322	45,301	86	(45,387)	7,322
Loss from discontinued operations, net of tax	—	(7)	(4)	—	(11)
Equity in loss of subsidiaries from discontinued operations	(11)	—	—	11	—
Net income	$7,311	$45,294	$82	$(45,376)	$7,311

Beazer Homes USA, Inc.
 Condensed Consolidating Statements of Cash Flow Information
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2019
Net cash used in operating activities	$(35,926)	$(48,490)	$(114)	$—	$(84,530)
Cash flows from investing activities:
Capital expenditures	—	(2,632)	—	—	(2,632)
Proceeds from sale of fixed assets	—	66	—	—	66
Return of capital from unconsolidated entities	—	19	—	—	19
Advances to/from subsidiaries	(21,906)	—	117	21,789	—
Net cash (used in) provided by investing activities	(21,906)	(2,547)	117	21,789	(2,547)
Cash flows from financing activities:
Repayment of debt	—	(1,150)	—	—	(1,150)
Repayment of borrowings from credit facility	(95,000)	—	—	—	(95,000)
Borrowings from credit facility	125,000	—	—	—	125,000
Tax payments for stock-based compensation awards	(2,646)	—	—	—	(2,646)
Stock option exercises and other financing activities	(1,885)	—	—	—	(1,885)
Advances to/from subsidiaries	—	21,789	—	(21,789)	—
Net cash provided by financing activities	25,469	20,639	—	(21,789)	24,319
Decrease in cash, cash equivalents, and restricted cash	(32,363)	(30,398)	3	—	(62,758)
Cash, cash equivalents, and restricted cash at beginning of period	85,464	37,321	9	—	122,794
Cash, cash equivalents, and restricted cash at end of period	$53,101	$6,923	$12	$—	$60,036

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2018
Net cash used in operating activities	$(31,908)	$(22,756)	$(26)	$—	$(54,690)
Cash flows from investing activities:
Capital expenditures	—	(6,354)	—	—	(6,354)
Proceeds from sale of fixed assets	—	54	—	—	54
Return of capital from unconsolidated entities	532	—	(532)	—	—
Advances to/from subsidiaries	21,204	—	—	(21,204)	—
Net cash provided by (used in) investing activities	21,736	(6,300)	(532)	(21,204)	(6,300)
Cash flows from financing activities:
Repayment of debt	(11)	(1,468)	—	—	(1,479)
Proceeds from issuance of new debt	—	—	—	—	—
Borrowings from credit facility	100,000	—	—	—	100,000
Repurchase of common stock	(16,500)	—	—	—	(16,500)
Repayment of borrowings from credit facility	(75,000)	—	—	—	(75,000)
Debt issuance costs	(400)	—	—	—	(400)
Tax payments for stock-based compensation awards	(1,850)	—	—	—	(1,850)
Stock option exercises and other financing activities	7	—	—	—	7
Advances to/from subsidiaries	—	(21,204)	—	21,204	—
Net cash provided by (used in) financing activities	6,246	(22,672)	—	21,204	4,778
Decrease in cash, cash equivalents, and restricted cash	(3,926)	(51,728)	(558)	—	(56,212)
Cash, cash equivalents, and restricted cash at beginning of period	104,796	47,877	575	—	153,248
Cash, cash equivalents, and restricted cash at end of period	$100,870	$(3,851)	$17	$—	$97,036

(17) Discontinued Operations
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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2019 or September 30, 2019. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended
	December 31,
in thousands	2019	2018
Total revenue	$—	$55
Home construction and land sales expenses	1	33
Gross (loss) profit	(1)	22
General and administrative expenses	74	33
Operating loss	(75)	(11)
Equity in loss of unconsolidated entities	—	(1)
Other expense, net	—	(1)
Loss from discontinued operations before income taxes	(75)	(13)
Benefit from income taxes	(17)	(2)
Loss from discontinued operations, net of tax	$(58)	$(11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. In general, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards are contributing to improving conditions for new home sales. As conditions improve, risks and challenges that could adversely impact our business such as cost pressures and home price affordability concerns increase. To capitalize on market opportunities while addressing these risks, our operating strategy focuses on offering homes that provide our customers an extraordinary value at an affordable price.
Overview of Results for Our Fiscal First Quarter
Reflecting improving market conditions and our operating strategy, during the first quarter of fiscal 2020, we made improvements in closings, homebuilding gross profit, average selling price, sales pace, net new orders, and homes in backlog.
Profitability
For the quarter ended December 31, 2019, we recorded net income from continuing operations of $2.8 million compared to net income from continuing operations of $7.3 million in the first quarter of fiscal 2018. There were certain items that impacted the comparability of net income from continuing operations between periods:

•
Income tax benefit from continuing operations was $0.2 million during the current quarter primarily due to the recognition of $0.7 million of energy efficient homebuilding tax credits, as compared to $7.3 million income tax benefit for the prior year quarter primarily driven by $5.3 million of energy efficient homebuilding tax credits recognized during the quarter. Refer to Note 10 of the notes to the condensed consolidated financial statements for additional details.

•	We recognized no inventory impairments in the current quarter compared to $1.0 million of inventory impairments recognized in the prior year quarter.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with flexibility to increase return of capital to investors, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. The following is a summary of our performance against certain key operating and financial metrics during the current period:

•
Sales per community per month was 2.5 for the quarter ended December 31, 2019 compared to 2.0 for the quarter ended December 31, 2018. Our strong emphasis on sales absorptions allowed us to expand the unit and dollar value of our backlog despite higher year-over-year closings. Sales per community per month remained unchanged at 2.9 for the trailing 12 months ended December 31, 2019 versus a year ago and is within the competitive range of 2.8 to 3.2 we established for fiscal 2020.

•
Our ASP for homes closed during the quarter ended December 31, 2019 was $375.4 thousand, up 1.4% compared to the prior year quarter. ASP for closings during the trailing 12 months ended December 31, 2019 was $378.7 thousand, up 3.8% year-over-year, and our ASP in backlog as of December 31, 2019 has risen 1.9% versus the prior year quarter to $396.4 thousand. The dollar value of backlog increased by 23.4% year-over-year from $593.1 million to $732.1 million due to increases in backlog units and ASP in backlog.

•
During the quarter ended December 31, 2019, we had an average active community count of 168, up 5.2% from the prior year quarter. We ended the current quarter with 166 active communities. We invested $146.0 million in land acquisition and land development during the current quarter compared to $121.0 million in the prior year quarter. We continually evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed.

•
Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended December 31, 2019 was 19.8%, up from 19.7% in the prior year quarter. For the trailing 12 months ended December 31, 2019, this adjusted gross margin was 19.8%. With our improving sales pace and strong backlog, we believe opportunities remain for gross margin expansion through maximizing revenue while reducing costs by simplifying our product offerings.

•
SG&A for the quarter ended December 31, 2019 was 13.3% of total revenue compared to 13.5% in the prior year quarter. SG&A for the trailing 12 months ended December 31, 2019 was 11.5% of total revenue, a decrease of 30 basis points from the trailing 12 months ended December 31, 2018. The decrease in SG&A as a percentage of total revenue was due to our continued focus on improving overhead cost management in relation to our revenue growth.

Seasonal and Quarterly Variability
Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three months ended December 31, 2019 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2019	2018
Revenue:
Homebuilding	$417,399	$400,982
Land sales and other	405	1,058
Total	$417,804	$402,040
Gross profit:
Homebuilding	$63,108	$60,619
Land sales and other	29	36
Total	$63,137	$60,655
Gross margin:
Homebuilding	15.1%	15.1%
Land sales and other	7.2%	3.4%
Total	15.1%	15.1%
Commissions	$16,065	$15,737
General and administrative expenses (G&A)	$39,699	$38,642
SG&A (commissions plus G&A) as a percentage of total revenue	13.3%	13.5%
G&A as a percentage of total revenue	9.5%	9.6%
Depreciation and amortization	$3,427	$2,770
Operating income	$3,946	$3,506
Operating income as a percentage of total revenue	0.9%	0.9%
Effective tax rate (a)	(8.1)%	(115.4)%
Equity in loss of unconsolidated entities	$(13)	$(64)
(a) Calculated as tax benefit for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax benefit is not always directly correlated to the amount of pre-tax income for the associated periods.

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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31, (a)
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
Net income (loss)	$2,746	$7,311	$(4,565)	$(84,085)	$92,883	$(176,968)
Benefit from income taxes	(228)	(3,924)	3,696	(33,549)	(17,530)	(16,019)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	19,669	17,438	2,231	111,172	94,075	17,097
Interest expense not qualified for capitalization	1,442	242	1,200	4,309	2,132	2,177
EBIT	23,629	21,067	2,562	(2,153)	171,560	(173,713)
Depreciation and amortization and stock-based compensation amortization	5,738	4,884	854	26,139	23,832	2,307
EBITDA	29,367	25,951	3,416	23,986	195,392	(171,406)
Loss on extinguishment of debt	—	—	—	24,920	1,935	22,985
Inventory impairments and abandonments (b)	—	892	(892)	133,819	5,430	128,389
Joint venture impairment and abandonment charges	—	—	—	—	341	(341)
Adjusted EBITDA	$29,367	$26,843	$2,524	$182,725	$203,098	$(20,373)
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2019	2018	19 vs 18	2019	2018
West	737	519	42.0%	15.6%	19.2%
East	233	201	15.9%	14.7%	20.9%
Southeast	281	256	9.8%	13.3%	20.0%
Total	1,251	976	28.2%	14.9%	19.8%
Net new orders for the quarter ended December 31, 2019 increased to 1,251, up 28.2% from the quarter ended December 31, 2018. The increase in net new orders was driven by an increase in average active communities from 160 in the prior year quarter to 168, as well as increase in our absorption rate from 2.0 sales per community in the prior year quarter to 2.5 in the current quarter.
All three of our reportable segments experienced sales pace increases during the current quarter, while average active community count increased in the West but decreased in the East and Southeast. Specifically, in the West, the increase in net new orders was primarily due to increases in sales pace at Dallas, Southern California and Northern California markets, combined with increases in average active communities across all West segment markets. In the East, the increase in net new orders was mainly attributable to our Nashville market, where we experienced increases in both sales pace and average active community count year-over-year. In the Southeast, the increase in net new orders was attributable to sales pace increases in the Atlanta, Raleigh, Orlando and Tampa markets, as well as an increase in average active community count in the Atlanta market.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2019 and December 31, 2018:

	As of December 31,
	2019	2018	19 vs 18
Backlog Units:
West	1,025	776	32.1%
East	382	294	29.9%
Southeast	440	455	(3.3)%
Total	1,847	1,525	21.1%
Aggregate dollar value of homes in backlog (in millions)	$732.1	$593.1	23.4%
ASP in backlog (in thousands)	$396.4	$388.9	1.9%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of December 31, 2019 increased 23.4% compared to December 31, 2018 due to a 21.1% increase in backlog units in addition to a 1.9% increase in the ASP of homes in backlog. The increase in backlog units was primarily due to the aforementioned increase in net new orders for the three months ended December 31, 2019 compared to the same period a year ago.
Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$254,398	$208,944	21.8%	$366.6	$347.7	5.4%	694	601	15.5%
East	77,645	87,765	(11.5)%	404.4	466.8	(13.4)%	192	188	2.1%
Southeast	85,356	104,273	(18.1)%	377.7	354.7	6.5%	226	294	(23.1)%
Total	$417,399	$400,982	4.1%	$375.4	$370.3	1.4%	1,112	1,083	2.7%

For the three months ended December 31, 2019, the ASP changes were impacted primarily by a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies as well as continued price appreciation in certain geographies. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of December 31, 2019.
For the three months ended December 31, 2019, year-over-year increases in closings for the West segment were primarily attributable to our Houston and Southern California markets, which had higher units in beginning backlog for fiscal 2020 relative to the beginning of fiscal 2019. Closings in the East segment were up slightly year-over-year based on growth in our Nashville and Virginia markets. Southeast segment closings were down year-over-year as a result of lower beginning units in backlog for fiscal 2020 relative to the beginning of fiscal 2019.
Our higher ASP coupled with the overall increase in closings described above resulted in growth in homebuilding revenue for the quarter ended December 31, 2019 compared to the prior year quarter.
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

	Three Months Ended December 31, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$52,109	20.5%	$—	$52,109	20.5%	$—	$52,109	20.5%
East	13,892	17.9%	—	13,892	17.9%	—	13,892	17.9%
Southeast	13,460	15.8%	—	13,460	15.8%	—	13,460	15.8%
Corporate & unallocated	(16,353)		—	(16,353)		19,669	3,316
Total homebuilding	$63,108	15.1%	$—	$63,108	15.1%	$19,669	$82,777	19.8%

	Three Months Ended December 31, 2018
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$43,860	21.0%	$—	$43,860	21.0%	$—	$43,860	21.0%
East	14,396	16.4%	—	14,396	16.4%	—	14,396	16.4%
Southeast	14,105	13.5%	858	14,963	14.3%	—	14,963	14.3%
Corporate & unallocated	(11,742)		149	(11,593)		17,323	5,730
Total homebuilding	$60,619	15.1%	$1,007	$61,626	15.4%	$17,323	$78,949	19.7%
Overall homebuilding gross profit increased by $2.5 million to $63.1 million for the three months ended December 31, 2019, compared to $60.6 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by an increase in homebuilding revenue of $16.4 million coupled with a flat homebuilding gross margin year-over-year. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by certain items. Specifically, interest amortized to homebuilding cost of sales increased by $2.3 million year-over-year, and impairment and abandonment charges decreased by $1.0 million over the same period. When excluding the impact of interest amortized to homebuilding cost of sales and impairments and abandonments, homebuilding gross profit increased by $3.8 million compared to the prior year quarter, while homebuilding gross margin increased by 10 basis points to 19.8%.

The year-over-year improvement in gross margin for the three months ended December 31, 2019 is due to a variety of factors, including: (1) the mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including the margin impact on homes closed during the current quarter; (3) increased focus on managing our house costs and improving cycle times; and (4) favorable discrete items in the current period, such as lower warranty costs. Going forward, we will continue to focus on optimizing pricing strategy through limiting sales incentives, and lowering construction costs through product simplification to drive further improvements in homebuilding gross margin.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 10.0% and excluding interest and inventory impairments and abandonments, it was 19.8%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 10.3% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(1.5)%
Impact of interest amortized to COS related to these communities	5.0%
Pre-impairment turn gross margin, excluding interest amortization	3.5%
Impact of impairment turns	15.9%
Gross margin (post impairment turns), excluding interest amortization	19.4%
For a further discussion of our impairment policies and communities impaired during the prior year quarter, refer to Notes 2 and 5 of the notes to the condensed consolidated financial statements in this Form 10-Q.

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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2019	2018	19 vs 18	2019	2018	19 vs 18
West	$—	$—	$—	$—	$—	$—
East	395	981	(586)	17	40	(23)
Southeast	10	77	(67)	12	(4)	16
Total	$405	$1,058	$(653)	$29	$36	$(7)
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three months ended December 31, 2019 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended December 31,
in thousands	2019	2018	19 vs 18
West	$30,331	$24,261	$6,070
East	5,321	5,395	(74)
Southeast	3,156	1,380	1,776
Corporate and Unallocated (a)	(34,862)	(27,530)	(7,332)
Operating income (b)	$3,946	$3,506	$440
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating income for the 2018 period presented was impacted by impairment charges (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q).
Our operating income increased by $0.4 million to $3.9 million for the three months ended December 31, 2019, compared to $3.5 million for the three months ended December 31, 2018, driven primarily by the previously discussed improvement in gross margin on homes closed during the period, partially offset by increases in SG&A costs and depreciation and amortization compared to the prior year quarter. While SG&A costs increased compared to the prior year quarter, commissions and G&A as a percentage of total revenue each declined by 10 basis points year-over-year, respectively.
Below operating income, other expense, net increased by $1.3 million primarily attributable to a year-over-year increase in interest costs not qualified for capitalization. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.

Income Taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against a portion of our deferred tax assets. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax benefit/expense was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in fiscal 2016, the Company began using an annualized effective tax rate in interim periods to determine its income tax benefit/expense, which we believe more closely correlates with our periodic pretax income or loss. The annualized effective tax rate will continue to be impacted by discrete tax items.
Our current fiscal year-to-date income tax benefit was primarily driven by the completion of work necessary to claim $0.7 million in energy efficient homebuilding tax credits related to closings from prior fiscal years, partially offset by income tax expense on earnings from continuing operations. The tax benefit for the three months ended December 31, 2018 was primarily driven by the completion of work necessary to claim $5.3 million in tax credits related to closings from prior fiscal years, partially offset by income tax expense on earnings from continuing operations. Refer to Note 11 of the notes to our condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
Three Months Ended December 31, 2019 as compared to 2018
West Segment: Homebuilding revenue increased by 21.8% for the three months ended December 31, 2019 compared to the prior year quarter due to a 15.5% increase in closings, in addition to a 5.4% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $8.2 million due to the increase in closings partially offset by a slight decrease in gross margin from 21.0% to 20.5%. The $6.1 million increase in operating income compared to the prior year quarter was due to the previously discussed increase in gross profit, partially offset by higher commissions and G&A expenses in the segment.
East Segment: Homebuilding revenue decreased by 11.5% for the three months ended December 31, 2019 compared to the prior year quarter due to a 13.4% decrease in ASP, partially offset by a 2.1% increase in closings. Compared to the prior year quarter, homebuilding gross profit decreased by $0.5 million due to the decline in revenue, partially offset by higher gross margin, which increased from 16.4% to 17.9%. The increase in gross margin was driven primarily by lower sales incentives and a shift in product and community mix year-over-year. Operating income remained relatively flat year-over-year, the slight decrease of $0.1 million was primarily due to the previously discussed decrease in gross profit, partially offset by lower commissions and G&A expenses in the segment.
Southeast Segment: Homebuilding revenue decreased by 18.1% for the three months ended December 31, 2019 compared to the prior year quarter due to a 23.1% decrease in closings, partially offset by a 6.5% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $0.6 million due to the decrease in homebuilding revenue, partially offset by higher gross margin, which increased from 13.5% to 15.8%. The increase in gross margin was primarily driven by a shift in product and community mix year-over-year, and a $0.9 million inventory impairment during the prior year quarter. The increase in operating income of $1.8 million resulted primarily from lower commissions and G&A expenses, partially offset by the previously discussed decrease in gross profit.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest and capitalized indirect costs; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2019, corporate and unallocated net costs were up $7.3 million from the prior year quarter due to an increase in the proportion of interest and indirect costs expensed to cost of sales year-over-year and higher corporate G&A costs.
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

Cash, cash equivalents, and restricted cash decreased as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2019	2018
Cash used in operating activities	$(84,530)	$(54,690)
Cash used in investing activities	(2,547)	(6,300)
Cash provided by financing activities	24,319	4,778
Net decrease in cash, cash equivalents, and restricted cash	$(62,758)	$(56,212)
Operating Activities
Net cash used in operating activities was $84.5 million for the three months ended December 31, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $69.0 million resulting from land acquisition, land development, and house construction spending to support continued growth, and a net decrease in non-inventory working capital balances of $23.7 million, partially offset by income from continuing operations before income taxes of $2.6 million, which included $5.7 million of non-cash charges.
Net cash used in operating activities was $54.7 million for the three months ended December 31, 2018, primarily driven by an increase in inventory of $29.7 million resulting from land acquisition, land development, and house construction spending to support continued growth, and an increase in non-inventory working capital balances of $34.5 million, partially offset by income from continuing operations before income taxes of $3.4 million, which included $6.2 million of non-cash charges.
Investing Activities
Net cash used in investing activities for the three months ended December 31, 2019 and December 31, 2018, was $2.5 million and $6.3 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash provided by financing activities was $24.3 million for the three months ended December 31, 2019 driven by net borrowings under the Facility, partially offset by tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, and repayment of other miscellaneous borrowings.
Net cash provided by financing activities was $4.8 million for the three months ended December 31, 2018 driven by net borrowings under the Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, the repayment of other miscellaneous borrowings, and the payment of debt issuance costs.
Financial Position
As of December 31, 2019, our liquidity position consisted of the following:

•	$41.3 million in cash and cash equivalents;

•	$220.0 million of remaining capacity under the Credit Facility; and

•	$18.8 million of restricted cash, the majority of which is used to secure certain stand-alone letters of credit.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, we maintain the Facility, which had a total capacity of $250.0 million and an available capacity of $220.0 million as of December 31, 2019 after considering our outstanding borrowings backed by the Facility of $30.0 million. We had no letters of credit outstanding under the Facility as of December 31, 2019.

We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $16.6 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $17.8 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of December 31, 2019, the total stated amount of performance letters of credit issued under the reimbursement agreement was $33.8 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million)
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions, or otherwise. We may also seek to expand our business through acquisition, which may be funded through cash, additional debt, or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for additional details related to our borrowings.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In November 2019, Moody's reaffirmed the Company's issuer corporate family rating of B3 and stable outlook for the Company. In July 2019, S&P reaffirmed the Company's corporate credit rating of B- and its positive outlook for the Company. In October 2019, Fitch reaffirmed the Company's long-term issuer default rating of B- and withdrew ratings for commercial reasons. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements, totaling $34.6 million. The Company made no share repurchases during the three months ended December 31, 2019. As of December 31, 2019, the remaining availability of the share repurchase program was $15.4 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2019 or 2018.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Contracts
We historically have attempted to control a portion of our land supply through lot option contracts. As of December 31, 2019, we controlled 19,742 lots. We owned 72.3%, or 14,275 of these lots, and the remaining 5,467 of these lots, or 27.7%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $74.8 million as of December 31, 2019. The total remaining purchase price, net of cash deposits, committed under all options was $386.8 million as of December 31, 2019. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of December 31, 2019, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Performance Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of December 31, 2019, we had outstanding letters of credit and performance bonds of approximately $50.4 million and $276.1 million, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of December 31, 2019, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
Critical Accounting Policies
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2019 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), revenue recognition, warranty reserves, and income tax valuation allowances and ownership changes. There have been no significant changes to our critical accounting policies during the three months ended December 31, 2019 as compared to the significant accounting policies described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events or results, and it is possible that such events or results described in this Form 10-Q will not occur or be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” "outlook," “goal,” “target” or other similar words or phrases.
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

Any forward-looking statement, including any statement expressing confidence regarding future outcomes, speaks only as of the date on which such statement is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all such factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2019, we had variable rate debt outstanding totaling approximately $96.6 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.3 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2019 was $1.17 billion, compared to a carrying value of $1.12 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.17 billion to $1.24 billion as of December 31, 2019.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 9 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019.
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

Date:	January 30, 2020	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer