Form 10-Q
period 2020-03-31
BEAZER HOMES USA INC
filed 2020-04-30
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Number of shares of common stock outstanding as of April 27, 2020: 31,027,490

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$294,265	$106,741
Restricted cash	18,282	16,053
Accounts receivable (net of allowance of $309 and $304, respectively)	20,574	26,395
Income tax receivable	9,224	4,935
Owned inventory	1,595,300	1,504,248
Investments in unconsolidated entities	4,040	3,962
Deferred tax assets, net	238,766	246,957
Property and equipment, net	25,820	27,421
Operating lease right-of-use assets	15,109	—
Goodwill	11,376	11,376
Other assets	6,239	9,556
Total assets	$2,238,995	$1,957,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$137,238	$131,152
Operating lease liabilities	17,147	—
Other liabilities	108,336	109,429
Total debt (net of debt issuance costs of $11,867 and $12,470, respectively)	1,428,792	1,178,309
Total liabilities	1,691,513	1,418,890
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,020,398 issued and outstanding and 30,933,110 issued and outstanding, respectively)	31	31
Paid-in capital	849,643	854,275
Accumulated deficit	(302,192)	(315,552)
Total stockholders’ equity	547,482	538,754
Total liabilities and stockholders’ equity	$2,238,995	$1,957,644

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2020	2019	2020	2019
Total revenue	$489,413	$421,260	$907,217	$823,300
Home construction and land sales expenses	410,568	356,329	765,235	696,707
Inventory impairments and abandonments	—	147,611	—	148,618
Gross profit (loss)	78,845	(82,680)	141,982	(22,025)
Commissions	18,744	15,998	34,809	31,735
General and administrative expenses	40,050	37,372	79,749	76,014
Depreciation and amortization	3,627	2,900	7,054	5,670
Operating income (loss)	16,424	(138,950)	20,370	(135,444)
Equity in income of unconsolidated entities	147	81	134	17
Gain on extinguishment of debt	—	216	—	216
Other expense, net	(1,786)	(337)	(3,126)	(379)
Income (loss) from continuing operations before income taxes	14,785	(138,990)	17,378	(135,590)
Expense (benefit) from income taxes	4,170	(38,158)	3,959	(42,080)
Income (loss) from continuing operations	10,615	(100,832)	13,419	(93,510)
Loss from discontinued operations, net of tax	(1)	(30)	(59)	(41)
Net income (loss)	$10,614	$(100,862)	$13,360	$(93,551)
Weighted average number of shares:
Basic	29,868	30,714	29,808	31,263
Diluted	29,975	30,714	30,078	31,263

Basic income (loss) per share:
Continuing operations	$0.36	$(3.28)	$0.45	$(2.99)
Discontinued operations	—	—	—	—
Total	$0.36	$(3.28)	$0.45	$(2.99)
Diluted income (loss) per share:
Continuing operations	$0.35	$(3.28)	$0.45	$(2.99)
Discontinued operations	—	—	—	—
Total	$0.35	$(3.28)	$0.45	$(2.99)

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2019	31,383	$31	$852,055	$(312,806)	$539,280
Net income and comprehensive income	—	—	—	10,614	10,614
Stock-based compensation expense	—	—	899	—	899
Exercises of stock options	3	—	31	—	31
Shares issued under employee stock plans, net	7	—	—	—	—
Forfeiture of restricted stock	(10)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(15)	—	(15)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of March 31, 2020	31,020	$31	$849,643	$(302,192)	$547,482

	Six Months Ended March 31, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive income	—	—	—	13,360	13,360
Stock-based compensation expense	—	—	3,210	—	3,210
Exercises of stock options	50	—	204	—	204
Shares issued under employee stock plans, net	581	—	—	—	—
Forfeiture and other settlements of restricted stock	(11)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(171)	—	(2,661)	—	(2,661)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of March 31, 2020	31,020	$31	$849,643	$(302,192)	$547,482

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2018	32,675	$33	$863,797	$(228,721)	$635,109
Net loss and comprehensive loss	—	—	—	(100,862)	(100,862)
Stock-based compensation expense	—	—	2,180	—	2,180
Exercises of stock options	26	—	271	—	271
Forfeiture of restricted stock	(2)	—	—	—	—
Common stock redeemed	(3)	—	(35)	—	(35)
Share repurchases	(652)	(1)	(7,504)	—	(7,505)
Balance as of March 31, 2019	32,044	$32	$858,709	$(329,583)	$529,158

	Six Months Ended March 31, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net loss and comprehensive loss	—	—	—	(93,551)	(93,551)
Stock-based compensation expense	—	—	4,294	—	4,294
Exercises of stock options	27	—	278	—	278
Shares issued under employee stock plans, net	910	—	—	—	—
Forfeiture of restricted stock	(30)	—	—	—	—
Common stock redeemed	(179)	—	(1,886)	—	(1,886)
Share repurchases	(2,206)	(2)	(24,002)	—	(24,004)
Balance as of March 31, 2019	32,044	$32	$858,709	$(329,583)	$529,158

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2020	2019
Cash flows from operating activities:
Net income (loss)	$13,360	$(93,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,054	5,670
Stock-based compensation expense	3,210	4,294
Inventory impairments and abandonments	—	148,618
Deferred and other income tax expense (benefit)	3,942	(42,392)
Gain on sale of fixed assets	(111)	(75)
Change in allowance for doubtful accounts	5	(5)
Equity in income of unconsolidated entities	(134)	(16)
Cash distributions of income from unconsolidated entities	56	325
Loss (gain) on extinguishment of debt, net	—	(216)
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,816	6,166
Decrease in income tax receivable	315	—
Increase in inventory	(89,162)	(88,491)
Decrease in other assets	3,063	3,036
Increase (decrease) in trade accounts payable	6,086	(1,029)
Increase (decrease) in other liabilities	587	(25,368)
Net cash used in operating activities	(45,913)	(83,034)
Cash flows from investing activities:
Capital expenditures	(5,478)	(11,508)
Proceeds from sale of fixed assets	136	94
Acquisition, net of cash acquired	—	(4,088)
Net cash used in investing activities	(5,342)	(15,502)
Cash flows from financing activities:
Repayment of debt	(1,150)	(5,062)
Repayment of borrowings from credit facility	(95,000)	(150,000)
Borrowings from credit facility	345,000	225,000
Debt issuance costs	—	(400)
Repurchase of common stock	(3,327)	(24,004)
Tax payments for stock-based compensation awards	(2,661)	(1,886)
Stock option exercises and other financing activities	(1,854)	278
Net cash provided by financing activities	241,008	43,926
Increase (decrease) in cash, cash equivalents, and restricted cash	189,753	(54,610)
Cash, cash equivalents, and restricted cash at beginning of period	122,794	153,248
Cash, cash equivalents, and restricted cash at end of period	$312,547	$98,638

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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2019 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors, such as the effects of the coronavirus (“COVID-19”) and its influence on our future results.
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
The Company repurchased 362 thousand shares of its common stock for $3.3 million at an average price per share of $9.20 during the six months ended March 31, 2020 through open market transactions and 10b5-1 plans. The Company repurchased 2.2 million shares of its common stock for $24.0 million at an average price per share of $10.89 during the six months ended March 31, 2019. All shares have been retired upon repurchase.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As discussed in Note 18, the outbreak has resulted in, among other things, unprecedented macro-economic events. While, as of March 31, 2020, the remaining availability of the share repurchase program was $12.0 million, in light of the COVID-19 pandemic, the Company does not intend to make additional repurchases under the program for the remainder of the current fiscal year.
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

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Homebuilding revenue	$487,986	$420,945	$905,385	$821,927
Land sales and other revenue	1,427	315	1,832	1,373
Total revenue (a)	$489,413	$421,260	$907,217	$823,300
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $17.1 million and $11.5 million as of March 31, 2020 and September 30, 2019, respectively. Of the customer liabilities outstanding as of September 30, 2019, $3.9 million and $10.0 million were recognized in revenue during the three and six months ended March 31, 2020, respectively, upon closing of the related homes.

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
Recent Accounting Pronouncements
Leases. On October 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) and related amendments, collectively codified in ASC 842, Leases (ASC 842). ASC 842 requires lessees to record most leases on their balance sheets by recognizing a right-of-use asset, representing the right to use the identified asset during the lease term, and a corresponding lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the previous accounting rules. ASC 842 also requires significantly enhanced disclosures around an entity's leases and the related accounting. As part of our adoption of ASC 842, we applied a modified retrospective approach, whereby prior year financial statements were not recast. As a result, our consolidated financial statements as of and for the year ending September 30, 2019 were not restated and continues to be reported under the previous lease standard (ASC 840) and is therefore not comparative. We also elected the package of transition practical expedients, which allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. In addition, we elected the practical expedient that allows lessees to account for lease and non-lease components together as a single component for all leases. Upon adoption of ASC 842, we recorded net operating lease right-of-use (ROU) assets of $13.9 million and operating lease liabilities of $16.0 million. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating lease ROU assets. The adoption of ASC 842 did not have any impact on our retained earnings. See Note 8 for additional discussion of our operating leases.
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
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2020	2019
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use asset (ASC 842 adoption)	$13,895	$—
Beginning operating lease liability (ASC 842 adoption)	16,028	—
Supplemental disclosure of cash activity:
Interest payments	$28,731	$48,277
Income tax payments	2	61
Tax refunds received	315	12
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$294,265	$86,441
Restricted cash	18,282	12,197
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$312,547	$98,638

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of March 31, 2020, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of March 31, 2020 and September 30, 2019:

in thousands	March 31, 2020	September 30, 2019
Investment in unconsolidated entities	$4,040	$3,962
Total equity of unconsolidated entities	6,679	9,969
Total outstanding borrowings of unconsolidated entities	12,614	12,658
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Equity in income of unconsolidated entities	$147	$81	$134	$17
For the three and six months ended March 31, 2020 and 2019, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2020 and September 30, 2019, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2020 and 2019, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of March 31, 2020, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of March 31, 2020 and September 30, 2019:

in thousands	March 31, 2020	September 30, 2019
Homes under construction	$634,380	$507,542
Development projects in progress	706,691	738,201
Land held for future development	28,531	28,531
Land held for sale	10,716	12,662
Capitalized interest	134,693	136,565
Model homes	80,289	80,747
Total owned inventory	$1,595,300	$1,504,248
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 243 (with a cost of $80.5 million) and 238 (with a cost of $82.2 million) substantially completed homes that were not subject to a sales contract (spec homes) as of March 31, 2020 and September 30, 2019, respectively.
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
Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the audited consolidated financial statements within our 2019 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell.
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

Total owned inventory by reportable segment is presented in the table below as of March 31, 2020 and September 30, 2019:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2020
West Segment	$747,692	$3,483	$4,153	$755,328
East Segment	279,900	14,077	3,166	297,143
Southeast Segment	332,548	10,971	3,397	346,916
Corporate and unallocated (b)	195,913	—	—	195,913
Total	$1,556,053	$28,531	$10,716	$1,595,300
September 30, 2019
West Segment	$723,094	$3,483	$5,160	$731,737
East Segment	228,937	14,077	4,104	247,118
Southeast Segment	318,737	10,971	3,398	333,106
Corporate and unallocated (b)	192,287	—	—	192,287
Total	$1,463,055	$28,531	$12,662	$1,504,248
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
As discussed in Note 2 and Note 18, the unprecedented macro-economic events stemming from the COVID-19 pandemic have caused significant disruptions to the United States and global economies. The Company has experienced increasingly adverse business conditions as a result of the COVID-19 pandemic, including a slowdown in customer traffic and sales pace and an increase in cancellations. When conducting our community level review for the recoverability of inventory, we considered the current and expected future impact of COVID-19 on market conditions and our operations. As of March 31, 2020 and taking into consideration the factors discussed above, we identified three communities on our quarterly watch list. No impairment charges were recognized upon analyzing the relevant qualitative and quantitative factors. However, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventory in the future.
As of March 31, 2019, there were twelve communities on our quarterly watch list that required further analysis to be performed after considering the lots remaining in each community and certain other qualitative factors. This additional analysis led to a $109.0 million impairment charge for nine of these communities, principally due to a reduction in price that is other than temporary based on competitive and market dynamics. Concurrently, we performed a strategic review of our remaining land held for future development assets in California and determined to sell these parcels. As a consequence of change in strategy with respect to the future use of these assets, we recognized land held for sale impairments totaling $38.6 million for six communities.
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
The following table provides a summary of our interests in lot option agreements as of March 31, 2020 and September 30, 2019:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of March 31, 2020
Unconsolidated lot option agreements	$67,557	$382,412
As of September 30, 2019
Unconsolidated lot option agreements	$78,202	$389,705

(6) Interest
Interest capitalized during the three and six months ended March 31, 2020 and 2019 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2020	2019	2020	2019
Capitalized interest in inventory, beginning of period	$137,010	$151,886	$136,565	$144,645
Interest incurred	22,271	25,803	43,827	50,724
Capitalized interest impaired	—	(13,792)	—	(13,907)
Interest expense not qualified for capitalization and included as other expense (a)	(1,928)	(597)	(3,370)	(839)
Capitalized interest amortized to home construction and land sales expenses (b)	(22,660)	(18,544)	(42,329)	(35,867)
Capitalized interest in inventory, end of period	$134,693	$144,756	$134,693	$144,756
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

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of March 31, 2020 and September 30, 2019:

in thousands	Final Maturity Date	March 31, 2020	September 30, 2019
Senior Unsecured Term Loan (Term Loan)	September 2022	$150,000	$150,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	394,000	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(11,867)	(12,470)
Total Senior Notes, net		1,111,688	1,111,085
Junior Subordinated Notes (net of unamortized accretion of $33,669 and $34,703, respectively)	July 2036	67,104	66,070
Revolving Credit Facility	February 2022	250,000	—
Other Secured Notes payable	Various Dates	—	1,154
Total debt, net		$1,428,792	$1,178,309
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million with four lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2019 Annual Report.
As a precautionary measure to increase our cash position and preserve flexibility in light of the COVID-19 pandemic discussed in Note 2 and Note 18, on March 13, 2020, the Company elected to draw down all of the $250.0 million of available amounts under the Facility. Accordingly, as of March 31, 2020, $250.0 million of borrowings and no letters of credit were outstanding under the Facility, resulting in no remaining capacity. As of September 30, 2019, no borrowings and no letters of credit were outstanding under the Facility. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of March 31, 2020, the Company was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan) in an aggregate principal amount of up to$150.0 million. The Term Loan will (1) mature in September 2022, with $50.0 million annual repayment installments in September 2020 and September 2021; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of March 31, 2020, the Company was in compliance with all such covenants.

Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of March 31, 2020 and September 30, 2019, the Company had letters of credit outstanding under these additional facilities of $16.7 million and $14.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of March 31, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $39.4 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company is in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2020.

For additional redemption features, refer to the table below that summarizes the redemption terms of our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
6 3/4% Senior Notes	March 2017	March 2025
On or prior to March 15, 2020, we may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 106.750% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2025 Notes originally issued remains outstanding immediately after such redemption.

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

Callable at any time prior to October 15, 2024, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after October 15, 2024, callable at a redemption price equal to 103.625% of the principal amount; on or after October 15, 2025, callable at a redemption price equal to 102.417% of the principal amount; on or after October 15, 2026, callable at a redemption price equal to 101.208% of the principal amount; on or after October 15, 2027, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest.

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.25% as of March 31, 2020. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2020, the unamortized accretion was $33.7 million and will be amortized over the remaining life of the notes. As of March 31, 2020, the Company was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. For the three and six months ended March 31, 2020, we recorded operating lease expense of $1.1 million and $2.3 million, respectively. Cash payments on lease liabilities during the three and six months ended March 31, 2020 totaled $1.3 million and $2.4 million, respectively. Sublease income and variable lease expenses are de minimis. The Company increased both its operating lease ROU asset and operating lease liability by $3.1 million as a result of an additional lease that commenced during the three and six months ended March 31, 2020.
At March 31, 2020, weighted-average remaining lease term and discount rate were as follows:

Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	4.88%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2020:

Fiscal Years Ending September 30,
in thousands
2020 (a)	$2,275
2021	4,573
2022	3,743
2023	2,933
2024	1,818
Thereafter	4,270
Total lease payments	19,612
Less: imputed interest	2,465
Total operating lease liabilities	$17,147
(a) Remaining lease payments are for the period beginning April 1, 2020 through September 30, 2020.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Balance at beginning of period	$12,646	$13,432	$13,388	$15,331
Accruals for warranties issued (a)	2,707	2,490	4,372	4,854
Changes in liability related to warranties existing in prior periods	(1,151)	(663)	(1,084)	(1,968)
Payments made	(2,144)	(2,674)	(4,618)	(5,632)
Balance at end of period	$12,058	$12,585	$12,058	$12,585
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
We have an accrual of $3.5 million and $3.4 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of March 31, 2020 and September 30, 2019, respectively.
We had outstanding letters of credit and performance bonds of approximately $56.1 million and $265.6 million, respectively, as of March 31, 2020, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three months ended March 31, 2020, we recognized no impairments on development projects in progress or land held for sale compared to $109.0 million impairments on development projects in progress and $38.6 million impairments on land held for sale during the three months ended March 31, 2019.
During the six months ended March 31, 2020, we recognized no impairments on projects in process or land held for sale compared to $110.0 million in impairments on projects in process and $38.6 million on land held for sale during the six months ended March 31, 2019.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of March 31, 2020
Deferred compensation plan assets (a)	$—	$2,197	$—		$2,197
As of September 30, 2019
Deferred compensation plan assets (a)	$—	$1,970	$—		$1,970
Development projects in progress (b)	—	—	84,982	(c)	84,982
Land held for sale (b)	—	—	5,207	(c)	5,207
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

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of March 31, 2020 and September 30, 2019:

	As of March 31, 2020		As of September 30, 2019
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,111,688	$883,426	$1,111,085	$1,115,011
Junior Subordinated Notes (c)	67,104	67,104	66,070	66,070
Total	$1,178,792	$950,530	$1,177,155	$1,181,081
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
(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax expense of $4.2 million and $3.9 million for the three and six months ended March 31, 2020, respectively, compared to an income tax benefit of $38.2 million and $42.1 million for the three and six months ended March 31, 2019, respectively. Income tax expense for the six months ended March 31, 2020 was substantially driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $0.8 million in tax credits related to prior fiscal years, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax benefit for the six months ended March 31, 2019 was primarily driven by (1) $148.6 million of book impairments on our land inventory assets, and (2) the completion of work necessary to claim an additional $5.4 million in tax credits related to prior fiscal years, partially offset by (3) the discrete impact related to our stock-based compensation expense.
Deferred Tax Assets and Liabilities
As of December 31, 2019, the net deferred tax asset was comprised of various tax attributes that included $4.6 million of minimum tax credit carryforwards. Beginning in our fiscal 2019, the Company started making cash refund claims for significant portions of these credits due to the elimination of the alternative minimum tax in the Tax Cuts and Jobs Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides companies with the ability to make a refund claim for their entire minimum tax carryforward as early as their 2018 tax return. As a result, we have reduced our deferred tax asset by the remaining $4.6 million of minimum tax credits and increased our tax receivable for the refund we expect to receive with the filing of our fiscal 2019 tax return.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2020, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. In the current period, we began to see impacts on our business as a result of the COVID-19 pandemic, including a slowdown in customer traffic and sales pace and an increase in cancellations. We will continue to monitor the impacts of the COVID-19 pandemic on our business, and any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2019, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2019 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and six months ended March 31, 2020 and March 31, 2019, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Stock-based compensation expense	$899	$2,180	$3,210	$4,294
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2020:

	Six Months Ended
	March 31, 2020
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	523,754	$14.34
Granted	950	10.67
Exercised	(126,492)	11.05
Cancelled	(2,350)	9.70
Outstanding at end of period	395,862	$15.42
Exercisable at end of period	363,556	$15.65
Vested or expected to vest in the future	394,502	$15.43
As of March 31, 2020 and September 30, 2019, total unrecognized compensation cost related to unvested stock options was $0.1 million and $0.1 million, respectively. The remaining cost as of March 31, 2020 is expected to be recognized over a weighted-average period of 0.77 years.
Restricted Stock Awards
During the six months ended March 31, 2020, the Company issued time-based restricted stock awards that vest ratably over three years on each anniversary from the grant date and performance-based restricted stock awards with a payout subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the six months ended March 31, 2020:

	Six Months Ended March 31, 2020
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	778,814	611,607	1,390,421
Granted	260,131	320,236	580,367
Vested	(242,921)	(291,846)	(534,767)
Forfeited	—	(11,448)	(11,448)
End of period	796,024	628,549	1,424,573
Each of our performance-based restricted share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2019, we cash settled 135,337 shares earned above target level based on the performance level achieved under our 2017 performance-based award plan. The cash payment totaled $2.1 million, which was reflected as a reduction to paid-in capital in the accompanying condensed consolidated statements of stockholders' equity. We have not cash settled any such performance-based awards prior to or subsequent to the November 2019 transaction, and we have no current plans to cash settle any additional performance-based restricted shares in the future.

As of March 31, 2020 and September 30, 2019, total unrecognized compensation cost related to unvested restricted stock awards was $13.3 million and $9.0 million, respectively. The remaining cost as of March 31, 2020 is expected to be recognized over a weighted average period of 2.00 years.
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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations	$10,615	$(100,832)	$13,419	$(93,510)
Loss from discontinued operations, net of tax	(1)	(30)	(59)	(41)
Net income	$10,614	$(100,862)	$13,360	$(93,551)

Denominator:
Basic weighted-average shares	29,868	30,714	29,808	31,263
Dilutive effect of restricted stock awards	97	—	250	—
Dilutive effect of stock options	10	—	20	—
Diluted weighted-average shares (a)	29,975	30,714	30,078	31,263

Basic income (loss) per share:
Continuing operations	$0.36	$(3.28)	$0.45	$(2.99)
Discontinued operations	—	—	—	—
Total	$0.36	$(3.28)	$0.45	$(2.99)

Diluted income (loss) per share:
Continuing operations	$0.35	$(3.28)	$0.45	$(2.99)
Discontinued operations	—	—	—	—
Total	$0.35	$(3.28)	$0.45	$(2.99)
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect. Due to the reported net loss for the three and six months ended March 31, 2019, all common stock equivalents were excluded from the computation of diluted loss per share for those periods because inclusion would have resulted in anti-dilution.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2020	2019	2020	2019
Stock options	360	529	227	529
Time-based restricted stock	284	645	52	645
Performance-based restricted stock	—	796	—	796

(14) Other Liabilities
Other liabilities include the following as of March 31, 2020 and September 30, 2019:

in thousands	March 31, 2020	September 30, 2019
Accrued interest	$25,760	$12,767
Accrued bonus and deferred compensation	24,108	36,237
Customer deposits	17,149	11,539
Accrued warranty expense	12,058	13,388
Litigation accrual	3,473	3,420
Income tax liabilities	1,000	648
Other	24,788	31,430
Total	$108,336	$109,429

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Revenue
West	$267,731	$210,430	$522,129	$419,374
East	110,941	94,066	188,981	182,812
Southeast	110,741	116,764	196,107	221,114
Total revenue	$489,413	$421,260	$907,217	$823,300

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Operating income (loss) (a)
West	$33,223	$(107,018)	$63,554	$(82,757)
East	11,513	6,929	16,834	12,324
Southeast	8,814	7,324	11,970	8,704
Segment total	53,550	(92,765)	92,358	(61,729)
Corporate and unallocated (b)	(37,126)	(46,185)	(71,988)	(73,715)
Total operating income (loss)	$16,424	$(138,950)	$20,370	$(135,444)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Depreciation and amortization
West	$1,851	$1,263	$3,659	$2,541
East	551	547	1,105	1,085
Southeast	700	731	1,240	1,341
Segment total	3,102	2,541	6,004	4,967
Corporate and unallocated (b)	525	359	1,050	703
Total depreciation and amortization	$3,627	$2,900	$7,054	$5,670
(a) Operating income (loss) is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5). For the three and six months ended March 31, 2019, we recognized $92.9 million inventory impairment charge related to nine communities within our West segment. For the six months ended March 31, 2019, we recognized $0.9 million inventory impairment charge related to one community within our Southeast segment.
(b) Corporate and unallocated operating loss includes amortization of capitalized interest, movement in capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and other amounts that are not allocated to our operating segments. Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments. For the three and six months ended March 31, 2019, we wrote off $16.1 million capitalized interest and capitalized indirect costs associated with the nine impaired communities within our West segment. An additional $0.1 million capitalized interest and capitalized indirect costs were written off during the six months ended March 31, 2019 relating to the one impaired community within our Southeast segment.
The following table presents capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
in thousands	2020	2019
Capital Expenditures
West	$2,667	$5,338
East	1,136	1,286
Southeast	1,310	2,055
Corporate and unallocated	365	2,829
Total capital expenditures	$5,478	$11,508
The following table presents assets by segment as of March 31, 2020 and September 30, 2019:

in thousands	March 31, 2020	September 30, 2019
Assets
West	$780,130	$751,110
East	308,095	286,340
Southeast	371,731	359,431
Corporate and unallocated (a)	779,039	560,763
Total assets	$2,238,995	$1,957,644
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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
March 31, 2020
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$291,549	$2,715	$1	$—	$294,265
Restricted cash	17,097	1,185	—	—	18,282
Accounts receivable (net of allowance of $309)	—	20,568	6	—	20,574
Income tax receivable	9,224	—	—	—	9,224
Owned inventory	—	1,595,300	—	—	1,595,300
Investments in unconsolidated entities	773	3,267	—	—	4,040
Deferred tax assets, net	238,766	—	—	—	238,766
Property and equipment, net	—	25,820	—	—	25,820
Operating lease right-of-use assets	—	15,109	—	—	15,109
Investments in subsidiaries	747,785	—	—	(747,785)	—
Intercompany	697,843	—	1,662	(699,505)	—
Goodwill	—	11,376	—	—	11,376
Other assets	973	5,263	3	—	6,239
Total assets	$2,004,010	$1,680,603	$1,672	$(1,447,290)	$2,238,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$137,238	$—	$—	$137,238
Operating lease liabilities	—	17,147	$—	$—	$17,147
Other liabilities	26,076	82,251	9	—	108,336
Intercompany	1,662	697,843	—	(699,505)	—
Total debt (net of premium and debt issuance costs)	1,428,790	2	—	—	1,428,792
Total liabilities	1,456,528	934,481	9	(699,505)	1,691,513
Stockholders’ equity	547,482	746,122	1,663	(747,785)	547,482
Total liabilities and stockholders’ equity	$2,004,010	$1,680,603	$1,672	$(1,447,290)	$2,238,995

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2019
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$70,617	$36,115	$9	$—	$106,741
Restricted cash	14,847	1,206	—	—	16,053
Accounts receivable (net of allowance of $304)	—	26,394	1	—	26,395
Income tax receivable	4,935	—	—	—	4,935
Owned inventory	—	1,504,248	—	—	1,504,248
Investments in unconsolidated entities	773	3,189	—	—	3,962
Deferred tax assets, net	246,957	—	—	—	246,957
Property and equipment, net	—	27,421	—	—	27,421
Investments in subsidiaries	636,791	—	—	(636,791)	—
Intercompany	753,769	—	1,680	(755,449)	—
Goodwill	—	11,376	—	—	11,376
Other assets	1,235	8,317	4	—	9,556
Total assets	$1,729,924	$1,618,266	$1,694	$(1,392,240)	$1,957,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$131,152	$—	$—	$131,152
Other liabilities	12,335	97,081	13	—	109,429
Intercompany	1,680	753,769	—	(755,449)	—
Total debt (net of premium and debt issuance costs)	1,177,155	1,154	—	—	1,178,309
Total liabilities	1,191,170	983,156	13	(755,449)	1,418,890
Stockholders’ equity	538,754	635,110	1,681	(636,791)	538,754
Total liabilities and stockholders’ equity	$1,729,924	$1,618,266	$1,694	$(1,392,240)	$1,957,644

Beazer Homes USA, Inc.
Condensed Consolidating Statements of Operations
(Unaudited

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2020
Total revenue	$—	$489,413	$—	$—	$489,413
Home construction and land sales expenses	22,660	387,908	—	—	410,568
Gross (loss) profit	(22,660)	101,505	—	—	78,845
Commissions	—	18,744	—	—	18,744
General and administrative expenses	—	40,050	—	—	40,050
Depreciation and amortization	—	3,627	—	—	3,627
Operating (loss) income	(22,660)	39,084	—	—	16,424
Equity in income of unconsolidated entities	—	147	—	—	147
Other (expense) income, net	(1,928)	142	—	—	(1,786)
(Loss) income from continuing operations before income taxes	(24,588)	39,373	—	—	14,785
(Benefit) expense from income taxes	(5,602)	9,772	—	—	4,170
Equity in income of subsidiaries	29,601	—	—	(29,601)	—
Income from continuing operations	10,615	29,601	—	(29,601)	10,615
Income (loss) from discontinued operations, net of tax	—	8	(9)	—	(1)
Equity in loss of subsidiaries from discontinued operations	(1)	—	—	1	—
Net income (loss)	$10,614	$29,609	$(9)	$(29,600)	$10,614

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2019
Total revenue	$—	$421,260	$—	$—	$421,260
Home construction and land sales expenses	18,544	337,785	—	—	356,329
Inventory impairments and abandonments	13,792	133,819	—	—	147,611
Gross loss	(32,336)	(50,344)	—	—	(82,680)
Commissions	—	15,998	—	—	15,998
General and administrative expenses	—	37,372	—	—	37,372
Depreciation and amortization	—	2,900	—	—	2,900
Operating loss	(32,336)	(106,614)	—	—	(138,950)
Equity in income of unconsolidated entities	—	81	—	—	81
Gain on extinguishment of debt	216	—	—	—	216
Other (expense) income, net	(597)	260	—	—	(337)
Loss from continuing operations before income taxes	(32,717)	(106,273)	—	—	(138,990)
Benefit from income taxes	(10,142)	(28,016)	—	—	(38,158)
Equity in loss of subsidiaries	(78,257)	—	—	78,257	—
Loss from continuing operations	(100,832)	(78,257)	—	78,257	(100,832)
Loss from discontinued operations, net of tax	—	(25)	(5)	—	(30)
Equity in loss of subsidiaries from discontinued operations	(30)	—	—	30	—
Net loss	$(100,862)	$(78,282)	$(5)	$78,287	$(100,862)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2020
Total revenue	$—	$907,217	$—	$—	$907,217
Home construction and land sales expenses	42,329	722,906	—	—	765,235
Gross (loss) profit	(42,329)	184,311	—	—	141,982
Commissions	—	34,809	—	—	34,809
General and administrative expenses	—	79,749	—	—	79,749
Depreciation and amortization	—	7,054	—	—	7,054
Operating (loss) income	(42,329)	62,699	—	—	20,370
Equity in income of unconsolidated entities	—	134	—	—	134
Other (expense) income, net	(3,370)	244	—	—	(3,126)
(Loss) income from continuing operations before income taxes	(45,699)	63,077	—	—	17,378
(Benefit) expense from income taxes	(7,502)	11,461	—	—	3,959
Equity in income of subsidiaries	51,616	—	—	(51,616)	—
Income from continuing operations	13,419	51,616	—	(51,616)	13,419
Loss from discontinued operations, net of tax	—	(41)	(18)	—	(59)
Equity in loss of subsidiaries from discontinued operations	(59)	—	—	59	—
Net income (loss)	$13,360	$51,575	$(18)	$(51,557)	$13,360

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2019
Total revenue	$—	$823,300	$115	$(115)	$823,300
Home construction and land sales expenses	35,867	660,955	—	(115)	696,707
Inventory impairments and abandonments	13,908	134,710	—	—	148,618
Gross (loss) profit	(49,775)	27,635	115	—	(22,025)
Commissions	—	31,735	—	—	31,735
General and administrative expenses	—	76,018	(4)	—	76,014
Depreciation and amortization	—	5,670	—	—	5,670
Operating (loss) income	(49,775)	(85,788)	119	—	(135,444)
Equity in income of unconsolidated entities	—	17	—	—	17
Gain on extinguishment of debt	216	—	—	—	216
Other (expense) income, net	(839)	464	(4)	—	(379)
(Loss) income from continuing operations before income taxes	(50,398)	(85,307)	115	—	(135,590)
Expense (benefit) from income taxes	10,241	(52,350)	29	—	(42,080)
Equity in loss of subsidiaries	(32,871)	—	—	32,871	—
(Loss) income from continuing operations	(93,510)	(32,957)	86	32,871	(93,510)
Loss from discontinued operations, net of tax	—	(31)	(10)	—	(41)
Equity in loss of subsidiaries and discontinued operations	(41)	—	—	41	—
Net (loss) income	$(93,551)	$(32,988)	$76	$32,912	$(93,551)

Beazer Homes USA, Inc.
 Condensed Consolidating Statements of Cash Flow Information
(Unaudited)

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2020
Net cash used in operating activities	$(14,758)	$(31,029)	$(126)	$—	$(45,913)
Cash flows from investing activities:
Capital expenditures	—	(5,478)	—	—	(5,478)
Proceeds from sale of fixed assets	—	136	—	—	136
Advances to/from subsidiaries	(4,218)	—	118	4,100	—
Net cash (used in) provided by investing activities	(4,218)	(5,342)	118	4,100	(5,342)
Cash flows from financing activities:
Repayment of debt	—	(1,150)	—	—	(1,150)
Repayment of borrowings from credit facility	(95,000)	—	—	—	(95,000)
Borrowings from credit facility	345,000	—	—	—	345,000
Repurchase of common stock	(3,327)	—	—	—	(3,327)
Tax payments for stock-based compensation awards	(2,661)	—	—	—	(2,661)
Stock option exercises and other financing activities	(1,854)	—	—	—	(1,854)
Advances to/from subsidiaries	—	4,100	—	(4,100)	—
Net cash provided by financing activities	242,158	2,950	—	(4,100)	241,008
Increase (decrease) in cash, cash equivalents, and restricted cash	223,182	(33,421)	(8)	—	189,753
Cash, cash equivalents, and restricted cash at beginning of period	85,464	37,321	9	—	122,794
Cash, cash equivalents, and restricted cash at end of period	$308,646	$3,900	$1	$—	$312,547

in thousands	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2019
Net cash (used in) provided by operating activities	$(101,323)	$18,324	$(35)	$—	$(83,034)
Cash flows from investing activities:
Capital expenditures	—	(11,508)	—	—	(11,508)
Proceeds from sale of fixed assets	—	94	—	—	94
Investments in unconsolidated entities	—	(4,088)	—	—	(4,088)
Advances to/from subsidiaries	44,061	—	(533)	(43,528)	—
Net cash provided by (used in) investing activities	44,061	(15,502)	(533)	(43,528)	(15,502)
Cash flows from financing activities:
Repayment of debt	(5,062)	—	—	—	(5,062)
Repayment of borrowings from credit facility	(150,000)	—	—	—	(150,000)
Borrowings from credit facility	225,000	—	—	—	225,000
Debt issuance costs	(400)	—	—	—	(400)
Repurchase of common stock	(24,004)	—	—	—	(24,004)
Tax payments for stock-based compensation awards	(1,886)	—	—	—	(1,886)
Stock option exercises and other financing activities	278	—	—	—	278
Advances to/from subsidiaries	—	(43,528)	—	43,528	—
Net cash provided by (used in) financing activities	43,926	(43,528)	—	43,528	43,926
Decrease in cash, cash equivalents, and restricted cash	(13,336)	(40,706)	(568)	—	(54,610)
Cash, cash equivalents, and restricted cash at beginning of period	104,796	47,877	575	—	153,248
Cash, cash equivalents, and restricted cash at end of period	$91,460	$7,171	$7	$—	$98,638

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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2020 or September 30, 2019. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2020	2019	2020	2019
Total revenue	$—	$—	$—	$55
Home construction and land sales expenses	(16)	6	(15)	39
Gross profit (loss)	16	(6)	15	16
General and administrative expenses	16	34	90	67
Operating loss	—	(40)	(75)	(51)
Equity in loss of unconsolidated entities	—	—	—	(1)
Other expense, net	(1)	—	(1)	(1)
Loss from discontinued operations before income taxes	(1)	(40)	(76)	(53)
Benefit from income taxes	—	(10)	(17)	(12)
Loss from discontinued operations, net of tax	$(1)	$(30)	$(59)	$(41)

(18) Subsequent Events
The COVID-19 pandemic has caused, and is continuing to cause, severe economic, market and other disruptions to the U.S. and global economies. As a result of the COVID-19 pandemic, the Company experienced increasingly adverse business conditions, especially in the latter half of March and through the date of this report. We are taking steps to maximize liquidity by limiting cash expenditures, including temporarily reducing or deferring land acquisition and development spending and general and administrative spending. At the current time, the government is allowing construction and sales of homes in the markets in which we operate. In response to the pandemic, our sales teams have shifted to an appointment-only home sale process and are leveraging virtual sales tools to connect with our customers online. However, customer traffic and sales have slowed significantly, and cancellations have increased. At this time, the Company is uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health efforts to contain and combat the spread of COVID-19, and while the extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, the outbreak could result in a material impact to the Company's future financial position, results of operations, cash flows and liquidity

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. In general, at the start of our fiscal year, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales.
However, the overall economic conditions in the United States have been impacted negatively by the emerging threat posed by the COVID-19 pandemic, which has resulted in, among other things, quarantines, “stay-at-home” or "shelter-in-place" orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, and we expect these negative impacts to continue. At the current time, all of the state and local governments in the markets in which we operate are allowing construction and sales of homes.
In response to the pandemic, we are actively taking steps to navigate through this extraordinary period by placing our highest priority on helping to protect health and safety of our employees, customers, and trade partners. In particular, we have temporarily closed our sales centers, model homes and design studios to the general public, and our sales teams have shifted to an appointment-only home sales process and are leveraging virtual sales tools to connect with our customers online. We are following recommended social distancing and other health and safety protocols when meeting in person with a customer and have shifted our corporate and division office functions to work remotely. In the field, we have implemented construction site health and safety guidelines to ensure both our employees and our trade partners adhere to social distancing requirements.
We have experienced increasingly adverse business conditions as a result of the COVID-19 pandemic, including a slowdown in customer traffic and sales pace and an increase in cancellations. Although the magnitude and duration of the COVID-19 pandemic is unknown, we expect to experience material declines in our net new orders, closings, revenues, cash flow and/or profitability in one or more periods in 2020, compared to the corresponding prior-year periods, and compared to our expectations at the beginning of our 2020 fiscal year. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part II, Item 1A – Risk Factors below.
Overview of Results for Our Fiscal Second Quarter
Reflecting on then current market conditions and our operating strategy, during the second quarter of fiscal 2020, we made improvements in closings, homebuilding gross profit, average selling price, average active communities, net new orders, and homes in backlog.
Profitability
For the quarter ended March 31, 2020, we recorded net income from continuing operations of $10.6 million compared to net loss from continuing operations of $100.8 million in the second quarter of fiscal 2019. There were certain items that impacted the comparability of net income from continuing operations between periods:

•	We recognized no inventory impairments in the current quarter compared to $147.6 million of inventory impairments recognized in the prior year quarter.

•
Income tax expense from continuing operations was $4.2 million during the current quarter primarily due to income from continuing operations, as compared to $38.2 million income tax benefit for the prior year quarter primarily due to impairment charges and the resulting loss from continuing operations. Refer to Note 11 of the notes to the condensed consolidated financial statements for additional details.

Balanced Growth Strategy
At the start of our fiscal second quarter, we continued to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. Due to the uncertainty surrounding the COVID-19 pandemic, we have pivoted our focus to maximizing positive cash flow and retaining a strong liquidity position. We are doing this by generating cash flow with a focus on closing homes in our backlog and limiting cash expenditures, including by temporarily reducing or deferring land acquisition and development and general and administrative spending. We invested $123.0 million in land acquisition and land development during the current quarter, down compared to $139.9 million in the prior year quarter, primarily due to cash conservation measures adopted in mid-March in response to the uncertainty surrounding the COVID-19 pandemic. Also, we currently have a fully drawn $250.0 million revolving credit facility. Our senior leadership team is monitoring impacts of the pandemic on a daily basis and will continue to adjust our operations as necessary.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and six months ended March 31, 2020 may not be indicative of our full year results, particularly in light of the COVID-19 pandemic.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2020	2019	2020	2019
Revenue:
Homebuilding	$487,986	$420,945	$905,385	$821,927
Land sales and other	1,427	315	1,832	1,373
Total	$489,413	$421,260	$907,217	$823,300
Gross profit (loss):
Homebuilding	$78,744	$(44,148)	$141,852	$16,471
Land sales and other	101	(38,532)	130	(38,496)
Total	$78,845	$(82,680)	$141,982	$(22,025)
Gross margin:
Homebuilding	16.1%	(10.5)%	15.7%	2.0%
Land sales and other	7.1%	(12,232.4)%	7.1%	(2,803.8)%
Total	16.1%	(19.6)%	15.7%	(2.7)%
Commissions	$18,744	$15,998	$34,809	$31,735
General and administrative expenses (G&A)	$40,050	$37,372	$79,749	$76,014
SG&A (commissions plus G&A) as a percentage of total revenue	12.0%	12.7%	12.6%	13.1%
G&A as a percentage of total revenue	8.2%	8.9%	8.8%	9.2%
Depreciation and amortization	$3,627	$2,900	$7,054	$5,670
Operating income (loss)	$16,424	$(138,950)	$20,370	$(135,444)
Operating income (loss) as a percentage of total revenue	3.4%	(33.0)%	2.2%	(16.5)%
Effective tax rate (a)	28.2%	27.5%	22.8%	31.0%
Equity in income of unconsolidated entities	$147	$81	$134	$17
Gain on extinguishment of debt	$—	$216	$—	$216
(a) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax benefit is not always directly correlated to the amount of pre-tax income for the associated periods.

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
The reconciliation of Adjusted EBITDA to total company net income (loss) below differs from prior year, as it reclassifies stock-based compensation expense from an adjustment within EBITDA to an adjustment within Adjusted EBITDA in order to accurately present EBITDA per its definition.
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31, (a)
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19	2020	2019	20 vs 19
Net income (loss)	$10,614	$(100,862)	$111,476	$13,360	$(93,551)	$106,911	$27,391	$(19,537)	$46,928
Expense (benefit) from income taxes	4,170	(38,168)	42,338	3,942	(42,092)	46,034	8,789	(56,691)	65,480
Interest amortized to home construction and land sales expenses and capitalized interest impaired	22,660	32,336	(9,676)	42,329	49,774	(7,445)	101,496	106,756	(5,260)
Interest expense not qualified for capitalization	1,928	597	1,331	3,370	839	2,531	5,640	1,079	4,561
EBIT	39,372	(106,097)	145,469	63,001	(85,030)	148,031	143,316	31,607	111,709
Depreciation and amortization	3,627	2,900	727	7,054	5,670	1,384	16,143	13,904	2,239
EBITDA	42,999	(103,197)	146,196	70,055	(79,360)	149,415	159,459	45,511	113,948
Stock-based compensation expense	899	2,180	(1,281)	3,210	4,294	(1,084)	9,442	9,344	98
(Gain) loss on extinguishment of debt	—	(216)	216	—	(216)	216	25,136	1,719	23,417
Inventory impairments and abandonments (b)	—	133,819	(133,819)	—	134,711	(134,711)	—	139,249	(139,249)
Joint venture impairment and abandonment charges	—	—	—	—	—	—	—	341	(341)
Adjusted EBITDA	$43,898	$32,586	$11,312	$73,265	$59,429	$13,836	$194,037	$196,164	$(2,127)
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2020	2019	20 vs 19	2020	2019
West	953	806	18.2%	16.4%	15.2%
East	351	334	5.1%	13.5%	15.0%
Southeast	357	458	(22.1)%	16.2%	12.9%
Total	1,661	1,598	3.9%	15.8%	14.5%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2020	2019	20 vs 19	2020	2019
West	1,690	1,325	27.5%	16.0%	16.8%
East	584	535	9.2%	14.0%	17.3%
Southeast	638	714	(10.6)%	14.9%	15.7%
Total	2,912	2,574	13.1%	15.4%	16.6%
Net new orders for the quarter ended March 31, 2020 increased to 1,661, up 3.9% from the quarter ended March 31, 2019. The increase in net new orders was driven primarily by an increase in average active communities from 163 in the prior year quarter to 167, while our absorption rate increased slightly to 3.3 sales per community per month quarter-over-quarter. Beginning in mid-March, a number of states, counties and municipalities issued varying orders requiring persons who were not engaged in essential activities and businesses to remain at home for specified periods of time due to the COVID-19 pandemic. These actions have led to an increase in cancellation rates and slower customer traffic and sales in the latter half of March 2020.
For the three and six months ended March 31, 2020, net new order growth experienced increases in all of our segments except the Southeast. The increase in net new orders in the West is due to strong performance in our Las Vegas, Southern California and Phoenix markets. The increase in net new orders in the East is due to strong performance in our Nashville market. The Southeast experienced net new order decreases driven by declines in both sales pace and average active community counts, primarily due to Raleigh and Myrtle Beach markets as we work to rebuild community counts by investing in new communities.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2020 and March 31, 2019:

	As of March 31,
	2020	2019	20 vs 19
Backlog Units:
West	1,243	976	27.4%
East	498	415	20.0%
Southeast	490	598	(18.1)%
Total	2,231	1,989	12.2%
Aggregate dollar value of homes in backlog (in millions)	$895.0	$783.3	14.3%
ASP in backlog (in thousands)	$401.2	$393.8	1.9%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of March 31, 2020 increased 14.3% compared to March 31, 2019 due to a 12.2% increase in backlog units in addition to a 1.9% increase in the ASP of homes in backlog. The increase in backlog units was primarily due to beginning the quarter with more units in backlog as well as the aforementioned increase in net new orders for the three and six months ended March 31, 2020 compared to the same period a year ago. Due to the uncertainty surrounding the COVID-19 pandemic, we could experience higher cancellation rates compared to prior periods related to homes within our backlog as of March 31, 2020.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$267,231	$210,430	27.0%	$363.6	$347.2	4.7%	735	606	21.3%
East	110,011	93,751	17.3%	468.1	440.1	6.4%	235	213	10.3%
Southeast	110,744	116,764	(5.2)%	360.7	370.7	(2.7)%	307	315	(2.5)%
Total	$487,986	$420,945	15.9%	$382.1	$371.2	2.9%	1,277	1,134	12.6%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$521,629	$419,374	24.4%	$365.0	$347.5	5.0%	1,429	1,207	18.4%
East	187,656	181,516	3.4%	439.5	452.7	(2.9)%	427	401	6.5%
Southeast	196,100	221,037	(11.3)%	367.9	363.0	1.3%	533	609	(12.5)%
Total	$905,385	$821,927	10.2%	$379.0	$370.7	2.2%	2,389	2,217	7.8%
For the three and six months ended March 31, 2020, the ASP changes were impacted primarily by a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies as well as continued price appreciation in certain geographies.
For the three and six months ended March 31, 2020, year-over-year increases in closings for the West segment were primarily attributable to our Las Vegas and Southern California markets, which had higher units in beginning backlog for fiscal 2020 relative to the beginning of fiscal 2019. Closings in the East segment were up slightly year-over-year based on growth in our Nashville market. Southeast segment closings were down year-over-year as a result of lower beginning units in backlog for fiscal 2020 relative to the beginning of fiscal 2019.
Our higher ASP coupled with the overall increase in closings described above resulted in growth in homebuilding revenue for the quarter ended March 31, 2020 compared to the prior year quarter.

Homebuilding Gross Profit (Loss) and Gross Margin
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

	Three Months Ended March 31, 2020
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$56,805	21.3%	$—	$56,805	21.3%	$—	$56,805	21.3%
East	21,956	20.0%	—	21,956	20.0%	—	21,956	20.0%
Southeast	20,654	18.7%	—	20,654	18.7%	—	20,654	18.7%
Corporate & unallocated	(20,671)		—	(20,671)		22,660	1,989
Total homebuilding	$78,744	16.1%	$—	$78,744	16.1%	$22,660	$101,404	20.8%

	Three Months Ended March 31, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$(49,821)	(23.7)%	$92,912	$43,091	20.5%	$—	$43,091	20.5%
East	16,432	17.5%	—	16,432	17.5%	—	16,432	17.5%
Southeast	20,201	17.3%	—	20,201	17.3%	—	20,201	17.3%
Corporate & unallocated	(30,960)		16,111	(14,849)		18,544	3,695
Total homebuilding	$(44,148)	(10.5)%	$109,023	$64,875	15.4%	$18,544	$83,419	19.8%

	Six Months Ended March 31, 2020
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$108,914	20.9%	$—	$108,914	20.9%	$—	$108,914	20.9%
East	35,848	19.1%	—	35,848	19.1%	—	35,848	19.1%
Southeast	34,114	17.4%	—	34,114	17.4%	—	34,114	17.4%
Corporate & unallocated	(37,024)		—	(37,024)		42,329	5,305
Total homebuilding	$141,852	15.7%	$—	$141,852	15.7%	$42,329	$184,181	20.3%

	Six Months Ended March 31, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$(5,961)	(1.4)%	$92,912	$86,951	20.7%	$—	$86,951	20.7%
East	30,828	17.0%	—	30,828	17.0%	—	30,828	17.0%
Southeast	34,306	15.5%	858	35,164	15.9%	—	35,164	15.9%
Corporate & unallocated	(42,702)	—	16,260	(26,442)		35,867	9,425
Total homebuilding	$16,471	2.0%	$110,030	$126,501	15.4%	$35,867	$162,368	19.8%

Our homebuilding gross profit increased by $122.9 million to $78.7 million for the three months ended March 31, 2020, compared to a loss of $44.1 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by $109.0 million of impairment charges recognized on projects in progress in our Southern California market during the three months ended March 31, 2019. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by interest amortized to homebuilding cost of sales which increased by $4.1 million period-over-period (refer to Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). When excluding the impact of interest amortized to homebuilding cost of sales and impairments and abandonments, homebuilding gross profit increased by $18.0 million compared to the prior year quarter, while homebuilding gross margin increased by 100 basis points percent to 20.8%.
Our homebuilding gross profit increased by $125.4 million to $141.9 million for the six months ended March 31, 2020, from $16.5 million in the prior year period. The increase in gross profit was primarily driven by the above-mentioned impairment charges on projects in progress in our Southern California market during the three months ended March 31, 2019. However, similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period, as shown in the tables above, was impacted by interest amortized to homebuilding cost of sales which increased by $6.5 million, from $35.9 million in the prior year six-month period to $42.3 million in the current period (refer to Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). When excluding the impact of interest amortized to homebuilding cost of sales and impairments and abandonments, homebuilding gross profit increased by $21.8 million compared to the prior year period, and our home building margin improved by 50 basis points to 20.3%.
The year-over-year improvement in gross margin for the three and six months ended March 31, 2020 is due to a variety of factors, including: (1) the mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including the margin impact on homes closed during the current quarter; (3) increased focus on managing our house costs and improving cycle times; and (4) favorable discrete items in the current period, such as lower warranty costs.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 15.3% and excluding interest and inventory impairments and abandonments, it was 20.0%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 10.0% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(2.0)%
Impact of interest amortized to COS related to these communities	4.8%
Pre-impairment turn gross margin, excluding interest amortization	2.8%
Impact of impairment turns	17.1%
Gross margin (post impairment turns), excluding interest amortization	19.9%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$500	$—	$500	$20	$(37,963)	$37,983
East	930	315	615	84	56	28
Southeast	(3)	—	(3)	(3)	—	(3)
Corporate and unallocated (a)	—	—	—	—	(625)	625
Total	$1,427	$315	$1,112	$101	$(38,532)	$38,633

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$500	$—	$500	$20	$(37,963)	$37,983
East	1,325	1,296	29	101	96	5
Southeast	7	77	(70)	9	(4)	13
Corporate and unallocated (a)	—	—	—	—	(625)	625
Total	$1,832	$1,373	$459	$130	$(38,496)	$38,626
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three and six months ended March 31, 2020 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
In addition, during the three and six months ended March 31, 2019, we recognized $38.6 million of impairment charges in our West segment related to land held for sale assets California. Please see Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details.

Operating Income (Loss)
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$33,223	$(107,018)	$140,241	$63,554	$(82,757)	$146,311
East	11,513	6,929	4,584	16,834	12,324	4,510
Southeast	8,814	7,324	1,490	11,970	8,704	3,266
Corporate and Unallocated (a)	(37,126)	(46,185)	9,059	(71,988)	(73,715)	1,727
Operating income (loss) (b)	$16,424	$(138,950)	$155,374	$20,370	$(135,444)	$155,814
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating loss for the 2019 period presented was impacted by impairment charges (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q).
Our operating income increased by $155.4 million to $16.4 million for the three months ended March 31, 2020, compared to an operating loss of $139.0 million for the three months ended March 31, 2019, driven primarily by the previously discussed decline in gross profit due to impairment charges incurred during the three months ended March 31, 2019, partially offset by increases in SG&A costs and depreciation and amortization compared to the prior year quarter. While SG&A costs increased compared to the prior year quarter, SG&A as a percentage of total revenue each declined by 70 basis points year-over-year.
For the six months ended March 31, 2020, operating income increased by $155.8 million to $20.4 million, compared to operating loss in the prior year period of $135.4 million. The increase was primarily driven by the previously discussed decline in gross profit due to impairment charges incurred during the three months ended March 31, 2019, partially offset by slightly higher SG&A costs and depreciation and amortization compared to the prior year quarter. However, SG&A declined year-over-year as a percentage of total revenue by 50 basis points.
Below operating income (loss), we experienced an increase in other expense, net, for the three and six months ended March 31, 2020, primarily due to a year-over-year increase in interest costs not qualified for capitalization. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets from the businesses that we acquire. The Company's entire goodwill balance is related to the Venture Homes acquisition that occurred during fiscal 2018. The Company evaluates goodwill for impairment at the reporting unit level annually or more often if indicators of impairment exist. Due to the market downturn caused by the COVID-19 pandemic, as of March 31, 2020, we tested our goodwill for impairment taking into consideration the current and expected future market conditions and determined that the fair value of the reporting unit exceeded its carrying value, and therefore, our goodwill was not impaired.
To the extent that there is further deterioration in market or overall economic conditions, it is possible that our conclusion regarding the fair value of a reporting unit could change, which could result in future goodwill impairments that have an adverse effect on our financial position and results of operations.
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
Our current fiscal year-to-date income tax expense was primarily driven by income tax expense on earnings from continuing operations, partially offset by the completion of work necessary to claim $0.8 million in energy efficient homebuilding tax credits related to closings from prior fiscal years. The tax benefit for the six months ended March 31, 2019 was primarily driven by the loss from continuing operations, which included the impairments on projects in progress and land held for sale assets, and the completion of work necessary to claim $5.4 million in tax credits related to closings from prior fiscal years. Refer to Note 11 of the notes to our condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
Three Months Ended March 31, 2020 as compared to 2019
West Segment: Homebuilding revenue increased by 27.0% for the three months ended March 31, 2020 compared to the prior year quarter due to a 21.3% increase in closings, in addition to a 4.7% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $106.6 million due to the previously discussed impairment charges during the three months ended March 31, 2019. Excluding impairments, homebuilding gross margin increased to 21.3%, up from 20.5% in the prior year quarter. The increase in gross margin was driven primarily by a combination of lower sales incentives and lower direct construction costs period-over-period. The $140.2 million increase in operating income compared to the prior year quarter was due to the previously discussed impairment charges, partially offset by higher commissions and G&A expenses in the segment.
East Segment: Homebuilding revenue increased by 17.3% for the three months ended March 31, 2020 compared to the prior year quarter due to a 10.3% increase in closings, in addition to a 6.4% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $5.5 million due to the increase in homebuilding revenue and higher gross margin, which increased from 17.5% to 20.0%. The increase in gross margin was driven primarily by lower sales incentives period-over-period. The increase of $4.6 million in operating income was primarily due to the previously discussed increase in gross profit, partially offset by higher commissions and G&A expenses in the segment.
Southeast Segment: Homebuilding revenue decreased by 5.2% for the three months ended March 31, 2020 compared to the prior year quarter due to a 2.7% decrease in ASP, in addition to a 2.5% decrease in closings. Compared to the prior year quarter, homebuilding gross profit decreased by $0.5 million due to the decrease in homebuilding revenue, partially offset by higher gross margin, which increased from 17.3% to 18.7%. The increase in gross margin was primarily driven lower direct construction costs. The increase in operating income of $1.5 million was primarily due to the previously discussed increase in gross margin as well as lower commissions and G&A expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest and capitalized indirect costs; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing; and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2020, corporate and unallocated net costs were up $9.1 million from the prior year quarter due to a $16.7 million write off of capitalized interest and indirect costs related to the impairment of assets in the West segment in the prior year period, partially offset by an increase in the proportion of interest and indirect costs expensed to cost of sales period-over-period and higher corporate G&A costs.
Six Months Ended March 31, 2020 as compared to 2019
West Segment: Homebuilding revenue increased by 24.4% for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to a 18.4% increase in closings, in addition to an increase in ASP of 5.0%. Compared to the prior year period, homebuilding gross profit increased by $114.9 million due to the previously discussed impairment charges during the three months ended March 31, 2019. Excluding impairments, homebuilding gross margin increased to 20.9%, up from 20.7%% in the prior year period. The increase in gross margin was driven primarily by a a shift in product and community mix. The $146.3 million year-over-year increase in operating income was the result of the previously discussed previously discussed impairment charges, partially offset by higher commissions and G&A expenses in the segment.
East Segment: Homebuilding revenue increased by 3.4% for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to a 6.5% increase in closings, partially offset by a 2.9% decrease in ASP. Compared to the prior year period, homebuilding gross profit increased by $5.0 million due to an increase in homebuilding revenue as well as an increase in homebuilding gross margin, from 17.0% to 19.1%. The increase in gross margin was driven primarily by lower sales incentives as well as changes in product and community mix. The $4.5 million increase in operating income compared to the prior year period was primarily due to the previously discussed increase in gross margin, partially offset by higher commissions and G&A expenses in the segment.
Southeast Segment: Homebuilding revenue decreased by 11.3% compared to the six months ended March 31, 2019 due to a 12.5% decrease in closings, partially offset by a 1.3% increase in ASP. Compared to the prior year period, homebuilding gross profit decreased by $0.2 million over the same period due to the decrease in homebuilding revenue partially offset by an increase in gross margin from 15.5% to 17.4%. The increase in gross margin is driven in part by lower direct construction costs, partially offset by a $0.9 million inventory impairment during the prior year period. The $3.3 million increase in operating income compared to the prior year period was driven by the aforementioned increase in gross margin as well as lower G&A costs during the current year period.
Corporate and Unallocated: For the six months ended March 31, 2020, corporate and unallocated net costs decreased by $1.7 million over the prior year period. The decrease was primarily attributable to a $16.9 million write off of capitalized interest and indirect costs related to the impairment of assets in the West segment during the six months ended March 31, 2019, partially offset by an increase in the proportion of interest and indirect costs expensed to cost of sales period-over-period and higher corporate G&A costs.
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
Cash, cash equivalents, and restricted cash increased as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2020	2019
Cash used in operating activities	$(45,913)	$(83,034)
Cash used in investing activities	(5,342)	(15,502)
Cash provided by financing activities	241,008	43,926
Net increase (decrease) in cash, cash equivalents, and restricted cash	$189,753	$(54,610)
Operating Activities
Net cash used in operating activities was $45.9 million for the six months ended March 31, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $89.2 million resulting from land acquisition, land development, and house construction spending to support continued growth, partially offset by a net decrease in non-inventory working capital balances of $15.9 million, and income from continuing operations before income taxes of $17.4 million, which included $10.1 million of non-cash charges.
Net cash used in operating activities was $83.0 million for the six months ended March 31, 2019, primarily driven by an increase in inventory of $88.5 million resulting from land acquisition, land development, and house construction spending to support continued growth, and an increase in non-inventory working capital balances of $17.2 million, partially offset by income from continuing operations before income taxes of $135.6 million, which included $158.6 million of non-cash charges.
Investing Activities
Net cash used in investing activities for the six months ended March 31, 2020 and March 31, 2019, was $5.3 million and $15.5 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash provided by financing activities was $241.0 million for the six months ended March 31, 2020 driven by net borrowings under the Facility, as discussed below, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, and repayment of other miscellaneous borrowings.
Net cash provided by financing activities was $43.9 million for the six months ended March 31, 2019 driven by net borrowings under the Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, the repayment of other miscellaneous borrowings, and the payment of debt issuance costs.

Financial Position
As of March 31, 2020, our liquidity position consisted of $294.3 million in cash and cash equivalents including a fully drawn $250.0 million revolving credit facility.
The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond. As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business. While we believe we have an adequate liquidity position as of the date of this report, we are taking steps to maximize positive cash flow, in case a lack of liquidity in the economy resulting from the responses to the COVID-19 pandemic limits our access to third party funding. In particular, on March 13, 2020, we elected to draw down all of the $250.0 million available amounts under the Facility. In addition, we are limiting cash expenditures, including by temporarily reducing or deferring land acquisition and development and general and administrative spending.
During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Facility (including as described below), or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, our ability to engage in such transactions will likely be constrained by volatile or tight economic, capital, credit and financial market conditions, as well as lender interest and capacity and our liquidity, leverage and net worth. Accordingly, we can provide no assurance as to the successful completion of, or the operational limitations arising from, any one or series of such transactions. For further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity, see Part II, Item 1A – Risk Factors below.
Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, we maintain the Facility, which had total borrowings of $250.0 million and no additional capacity remaining as of March 31, 2020 after considering our outstanding borrowings backed by the Facility of $250.0 million. We had no letters of credit outstanding under the Facility as of March 31, 2020.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $16.7 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $17.1 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2021. As of March 31, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $39.4 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million)
On April 27, 2020 (the Eighth Amendment Effective Date), the Company executed an Eighth Amendment to the Facility, which, among other things, (1) reduces the aggregate collateral ratio (as defined in the Facility) from 4.00:1.00 to 2.50:1.00 for period commencing on the Eighth Amendment Effective Date through September 30, 2020; (2) reduces the after-acquired property exclusionary conditions (as defined in the Facility) from the product of the aggregate amount of the commitments multiplied by 4.0 to the product of the aggregate amount of commitments multiplied by 2.5 for the period commencing on the Eighth Amendment Effective Date though September 30, 2020; (3) restricts the repurchase of the Company's capital stock through open market transactions for the period commencing on the Eighth Amendment Effective Date through September 30, 2020; and (4) reduces the aggregate amount of other investments (as defined in the Facility) that can be made by the Company from $100.0 million to $50.0 million for the period commencing on the Eight Amendment Effective Date through September 30, 2020. The Eighth Amendment to the Facility was executed as part of our effort to enhance financial flexibility. We expect to remain in compliance with the terms of our debt covenants (as in effect both before and after the execution of the Eighth Amendment to the Facility) and despite the uncertainty surrounding the COVID-19 pandemic.

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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In November 2019, Moody's reaffirmed the Company's issuer corporate family rating of B3 and stable outlook for the Company. In March 2020, S&P reaffirmed the Company's corporate credit rating of B- and revised the outlook for the Company to stable. In October 2019, Fitch reaffirmed the Company's long-term issuer default rating of B- and withdrew ratings for commercial reasons. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements, totaling $34.6 million. The Company repurchased 362 thousand shares of its common stock for $3.3 million at an average price per share of $9.20 during the six months ended March 31, 2020 through open market transactions. While, as of March 31, 2020, the remaining availability of the share repurchase program was $12.0 million, in light of the COVID-19 pandemic, the Company does not intend to make additional repurchases under the program for the remainder of the current fiscal year.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the six months ended March 31, 2020 or 2019.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Contracts
We historically have attempted to control a portion of our land supply through lot option contracts. As of March 31, 2020, we controlled 19,654 lots. We owned 71.7%, or 14,100 of these lots, and the remaining 5,554 of these lots, or 28.3%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. As a result of the flexibility that these options provide us, upon a change in market conditions (as we are currently experiencing as a result of the COVID-19 pandemic), we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $67.6 million as of March 31, 2020. The total remaining purchase price, net of cash deposits, committed under all options was $382.4 million as of March 31, 2020. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of March 31, 2020, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Performance Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of March 31, 2020, we had outstanding letters of credit and performance bonds of approximately $56.1 million and $265.6 million, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of March 31, 2020, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
Critical Accounting Policies
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2019 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), revenue recognition, warranty reserves, and income tax valuation allowances and ownership changes. There have been no significant changes to our critical accounting policies during the six months ended March 31, 2020 as compared to the significant accounting policies described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•
the potential negative impact of the COVID-19 pandemic, which, in addition to exacerbating each of the risks listed below, may include a significant decrease in demand for our homes or consumer confidence generally with respect to purchasing a home, an inability to sell and build homes in a typical manner or at all, increased costs or decreased supply of building materials or the availability of subcontractors, housing inspectors, and other third-parties we rely on to support our operations, and recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments and/or land option contract abandonments;

•
our ability to raise debt and/or equity capital, due to factors such as limitations in the capital markets (including market volatility) or adverse credit market conditions, which have worsened and may continue to worsen as a result of the COVID-19 pandemic, and our ability to otherwise meet our ongoing liquidity needs (which could cause us to fail to meet the terms of our covenants and other requirements under our various debt instruments and therefore trigger an acceleration of a significant portion or all of our outstanding debt obligations), including the impact of any downgrades of our credit ratings or reduction in our liquidity levels;

•	market perceptions regarding any capital raising initiatives we may undertake (including future issuances of equity or debt capital;

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2020, we had variable rate debt outstanding totaling approximately $317.1 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $3.5 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2020 was $0.88 billion, compared to a principal amount of $1.12 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $0.88 billion to $0.93 billion as of March 31, 2020.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
On April 27, 2020 (the Eighth Amendment Effective Date), the Company executed an Eighth Amendment to the Facility, which, among other things, (1) reduces the aggregate collateral ratio (as defined in the Facility) from 4.00:1.00 to 2.50:1.00 for period commencing on the Eighth Amendment Effective Date through September 30, 2020; (2) reduces the after-acquired property exclusionary conditions (as defined in the Facility) from the product of the aggregate amount of the commitments multiplied by 4.0 to the product of the aggregate amount of commitments multiplied by 2.5 for the period commencing on the Eighth Amendment Effective Date though September 30, 2020; (3) restricts the repurchase of the Company's capital stock through open market transactions for the period commencing on the Eighth Amendment Effective Date through September 30, 2020; and (4) reduces the aggregate amount of other investments (as defined in the Facility) that can be made by the Company from $100.0 million to $50.0 million for the period commencing on the Eight Amendment Effective Date through September 30, 2020. The Eighth Amendment to the Facility was executed as part of our effort to enhance financial flexibility. We expect to remain in compliance with the terms of our debt covenants (as in effect both before and after the execution of the Eighth Amendment to the Facility) and despite the uncertainty surrounding the COVID-19 pandemic.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 9 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, as of the date of this report, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019.
Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the present outbreak and worldwide spread of COVID-19), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements.
On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and many states and municipalities have since declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, “stay-at-home” or "shelter in place" orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
In response to these steps, in mid-March 2020, we temporarily closed our sales centers, model homes and design studios to the general public and shifted to an appointment-only personalized home sales process where permitted, following recommended social distancing and other health and safety protocols when meeting in person with a customer. In addition, we shifted our corporate and division office functions to work remotely. These measures, combined with limiting our construction operations to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of land development, homebuilding, completing mortgage loans and delivering homes, which in each case has varied by market depending on the scope of the restrictions local authorities have established, have tempered our sales pace and delayed home deliveries in the latter part of March and through the date of this report. We also prioritized our warranty service activities to respond to emergency repair requests, and otherwise on a by-exception basis. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.
Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to the COVID-19 pandemic decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the Facility or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments, and/or land option contract abandonments. Any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets. The inherent uncertainties surrounding the COVID-19 pandemic, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve any initial or revised objectives for 2020.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes delivered, average selling prices, revenues and profitability, some of which we have experienced in the last few weeks of our second quarter and the first few weeks of our third quarter, and such impacts could be material to our consolidated financial statements in the third quarter and beyond. In addition, should public health efforts related to the COVID-19 pandemic intensify to such a degree that we cannot operate in some or all of our served markets, the number of home orders we receive and home deliveries we complete, if any during such period (which may be prolonged), may be significantly lower than historical norms. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Item 6. Exhibits

10.45
Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of April 27, 2020, among the Company, as borrower, the lenders and issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, acting as agent, and the other parties signatory thereto.

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

Date:	April 30, 2020	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer