Form 10-Q
period 2020-06-30
BEAZER HOMES USA INC
filed 2020-07-30
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Number of shares of common stock outstanding as of July 27, 2020: 31,020,703

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$152,266	$106,741
Restricted cash	13,086	16,053
Accounts receivable (net of allowance of $298 and $304, respectively)	17,846	26,395
Income tax receivable	9,224	4,935
Owned inventory	1,511,560	1,504,248
Investments in unconsolidated entities	4,044	3,962
Deferred tax assets, net	233,986	246,957
Property and equipment, net	24,078	27,421
Operating lease right-of-use assets	14,060	—
Goodwill	11,376	11,376
Other assets	10,637	9,556
Total assets	$2,002,163	$1,957,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$131,200	$131,152
Operating lease liabilities	16,292	—
Other liabilities	110,630	109,429
Total debt (net of debt issuance costs of $11,450 and $12,470, respectively)	1,179,725	1,178,309
Total liabilities	1,437,847	1,418,890
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,020,066 issued and outstanding and 30,933,110 issued and outstanding, respectively)	31	31
Paid-in capital	851,289	854,275
Accumulated deficit	(287,004)	(315,552)
Total stockholders’ equity	564,316	538,754
Total liabilities and stockholders’ equity	$2,002,163	$1,957,644
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2020	2019	2020	2019
Total revenue	$533,112	$482,738	$1,440,329	$1,306,038
Home construction and land sales expenses	441,788	410,974	1,207,023	1,107,681
Inventory impairments and abandonments	2,266	—	2,266	148,618
Gross profit	89,058	71,764	231,040	49,739
Commissions	20,851	18,230	55,660	49,965
General and administrative expenses	41,276	40,749	121,025	116,763
Depreciation and amortization	3,780	3,242	10,834	8,912
Operating income (loss)	23,151	9,543	43,521	(125,901)
Equity in income of unconsolidated entities	4	299	138	316
Gain on extinguishment of debt	—	358	—	574
Other expense, net	(2,904)	(755)	(6,030)	(1,134)
Income (loss) from continuing operations before income taxes	20,251	9,445	37,629	(126,145)
Expense (benefit) from income taxes	4,981	(2,180)	8,940	(44,260)
Income (loss) from continuing operations	15,270	11,625	28,689	(81,885)
Loss from discontinued operations, net of tax	(82)	(23)	(141)	(64)
Net income (loss)	$15,188	$11,602	$28,548	$(81,949)
Weighted average number of shares:
Basic	29,597	30,250	29,738	30,926
Diluted	29,674	30,489	30,014	30,926

Basic income (loss) per share:
Continuing operations	$0.51	$0.38	$0.96	$(2.65)
Discontinued operations	—	—	—	—
Total	$0.51	$0.38	$0.96	$(2.65)
Diluted income (loss) per share:
Continuing operations	$0.51	$0.38	$0.95	$(2.65)
Discontinued operations	—	—	—	—
Total	$0.51	$0.38	$0.95	$(2.65)
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2020	31,020	$31	$849,643	$(302,192)	$547,482
Net income and comprehensive income	—	—	—	15,188	15,188
Stock-based compensation expense	—	—	1,659	—	1,659
Shares issued under employee stock plans, net	7	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(13)	—	(13)
Balance as of June 30, 2020	31,020	$31	$851,289	$(287,004)	$564,316

	Nine Months Ended June 30, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive income	—	—	—	28,548	28,548
Stock-based compensation expense	—	—	4,869	—	4,869
Exercises of stock options	50	—	204	—	204
Shares issued under employee stock plans, net	588	—	—	—	—
Forfeiture and other settlements of restricted stock	(17)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(172)	—	(2,674)	—	(2,674)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of June 30, 2020	31,020	$31	$851,289	$(287,004)	$564,316
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2019	32,044	$32	$858,709	$(329,583)	$529,158
Net income and comprehensive income	—	—	—	11,602	11,602
Stock-based compensation expense	—	—	3,699	—	3,699
Shares issued under employee stock plans, net	4	—	—	—	—
Forfeiture of restricted stock	(6)	—	—	—	—
Common stock redeemed for tax liability	—	—	(3)	—	(3)
Share repurchases	(994)	(1)	(10,619)	—	(10,620)
Balance as of June 30, 2019	31,048	$31	$851,786	$(317,981)	$533,836

	Nine Months Ended June 30, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net loss and comprehensive loss	—	—	—	(81,949)	(81,949)
Stock-based compensation expense	—	—	7,993	—	7,993
Exercises of stock options	27	—	278	—	278
Shares issued under employee stock plans, net	914	—	—	—	—
Forfeiture of restricted stock	(36)	—	—	—	—
Common stock redeemed for tax liability	(179)	—	(1,889)	—	(1,889)
Share repurchases	(3,200)	(3)	(34,621)	—	(34,624)
Balance as of June 30, 2019	31,048	$31	$851,786	$(317,981)	$533,836
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2020	2019
Cash flows from operating activities:
Net income (loss)	$28,548	$(81,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,834	8,912
Stock-based compensation expense	4,869	7,993
Inventory impairments and abandonments	2,266	148,618
Deferred and other income tax expense (benefit)	8,900	(44,758)
Gain on sale of fixed assets	(195)	(142)
Change in allowance for doubtful accounts	(6)	(20)
Equity in income of unconsolidated entities	(138)	(315)
Cash distributions of income from unconsolidated entities	56	409
Loss (gain) on extinguishment of debt, net	—	(574)
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,555	4,380
Decrease in income tax receivable	315	—
Increase in inventory	(6,616)	(156,472)
Increase in other assets	(1,377)	(776)
Increase in trade accounts payable	48	26,009
Increase (decrease) in other liabilities	2,897	(5,520)
Net cash provided by (used in) operating activities	58,956	(94,205)
Cash flows from investing activities:
Capital expenditures	(7,510)	(16,365)
Proceeds from sale of fixed assets	214	162
Acquisition, net of cash acquired	—	(4,088)
Net cash used in investing activities	(7,296)	(20,291)
Cash flows from financing activities:
Repayment of debt	(1,150)	(22,333)
Repayment of borrowings from credit facility	(345,000)	(235,000)
Borrowings from credit facility	345,000	340,000
Debt issuance costs	(97)	(400)
Repurchase of common stock	(3,327)	(34,624)
Tax payments for stock-based compensation awards	(2,674)	(1,889)
Stock option exercises and other financing activities	(1,854)	278
Net cash (used in) provided by financing activities	(9,102)	46,032
Net increase (decrease) in cash, cash equivalents, and restricted cash	42,558	(68,464)
Cash, cash equivalents, and restricted cash at beginning of period	122,794	153,248
Cash, cash equivalents, and restricted cash at end of period	$165,352	$84,784
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2019 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors, such as the effects of the coronavirus (“COVID-19”) pandemic and its influence on our future results.
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
The Company repurchased 362 thousand shares of its common stock for $3.3 million at an average price per share of $9.20 in the first half of fiscal 2020 through open market transactions and 10b5-1 plans. The Company repurchased 2.2 million shares of its common stock for $24.0 million at an average price per share of $10.89 during the six months ended March 31, 2019. All shares have been retired upon repurchase.
No share repurchases were made during the three months ended June 30, 2020. As of June 30, 2020, the remaining availability of the share repurchase program was $12.0 million. The Company does not intend to make additional share repurchases under the program for the remainder of the current fiscal year in light of the COVID-19 pandemic and because of restrictions placed on share repurchases under the Eighth Amendment to the Facility (see Note 7 for further discussion).
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
•Identify the contract(s) with a customer
•Identify the performance obligations
•Determine the transaction price
•Allocate the transaction price
•Recognize revenue when the performance obligations are met
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Homebuilding revenue	$532,465	$482,316	$1,437,850	$1,304,243
Land sales and other revenue	647	422	2,479	1,795
Total revenue (a)	$533,112	$482,738	$1,440,329	$1,306,038
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $16.3 million and $11.5 million as of June 30, 2020 and September 30, 2019, respectively. Of the customer liabilities outstanding as of September 30, 2019, $0.6 million and $10.6 million were recognized in revenue during the three and nine months ended June 30, 2020, respectively, upon closing of the related homes.
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
Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company early adopted this standard as of April 1, 2020 on a prospective basis. The adoption of this standard had no material impact on our consolidated financial statements and related disclosure.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2020	2019
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use asset (ASC 842 adoption)	$13,895	$—
Beginning operating lease liability (ASC 842 adoption)	16,028	—
Supplemental disclosure of cash activity:
Interest payments	$60,678	$64,648
Income tax payments	2	568
Tax refunds received	315	12
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$152,266	$68,491
Restricted cash	13,086	16,293
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$165,352	$84,784

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of June 30, 2020, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of June 30, 2020 and September 30, 2019:

in thousands	June 30, 2020	September 30, 2019
Investment in unconsolidated entities	$4,044	$3,962
Total equity of unconsolidated entities	5,734	9,969
Total outstanding borrowings of unconsolidated entities	15,556	12,658
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Equity in income of unconsolidated entities	$4	$299	$138	$316
For the three and nine months ended June 30, 2020 and 2019, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2020 and September 30, 2019, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2020 and 2019, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of June 30, 2020, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of June 30, 2020 and September 30, 2019:

in thousands	June 30, 2020	September 30, 2019
Homes under construction	$607,731	$507,542
Development projects in progress	647,583	738,201
Land held for future development	28,531	28,531
Land held for sale	16,863	12,662
Capitalized interest	132,096	136,565
Model homes	78,756	80,747
Total owned inventory	$1,511,560	$1,504,248
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 183 (with a cost of $61.7 million) and 238 (with a cost of $82.2 million) substantially completed homes that were not subject to a sales contract (spec homes) as of June 30, 2020 and September 30, 2019, respectively.
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

Total owned inventory by reportable segment is presented in the table below as of June 30, 2020 and September 30, 2019:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2020
West Segment	$687,707	$3,483	$6,048	$697,238
East Segment	284,821	14,077	3,377	302,275
Southeast Segment	301,670	10,971	7,438	320,079
Corporate and unallocated (b)	191,968	—	—	191,968
Total	$1,466,166	$28,531	$16,863	$1,511,560
September 30, 2019
West Segment	$723,094	$3,483	$5,160	$731,737
East Segment	228,937	14,077	4,104	247,118
Southeast Segment	318,737	10,971	3,398	333,106
Corporate and unallocated (b)	192,287	—	—	192,287
Total	$1,463,055	$28,531	$12,662	$1,504,248
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
For the quarter ended June 30, 2020 and taking into consideration the factors discussed above, we identified five communities on our quarterly watch list: two in the West segment and three in the Southeast segment. None of these communities required further analysis to be performed after considering certain quantitative and qualitative factors. However, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventory in the future.
For the quarter ended June 30, 2019, there were five communities on our quarterly watch list: three in the West segment, one in the East, and one in the Southeast segment. However, none of these communities required further analysis to be performed after considering certain quantitative and qualitative factors.
During the quarter ended June 30, 2020, we decided to sell two communities under development in the West and Southeast segments representing a total of 88 lots. As a result of the change in strategy with respect to the future use of these assets, we reclassified these assets from development projects in progress to land held for sale, and recognized a $1.3 million impairment charge. Impairments on land held for sale generally represent write downs of these properties to net realizable value based on sales contracts, letters of intent, current market conditions, and recent comparable land sale transactions, as applicable. Absent an executed sales contract, our assumptions related to land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results.

From time-to-time, we may determine to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. During the quarter ended June 30, 2020, we recognized $1.0 million abandonment charges related to four under contract land acquisition deals that we decided to terminate.
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2020	2019	2020	2019
Projects in Progress:
West	$—	$—	$—	$92,912
Southeast	—	—	—	858
Corporate and unallocated (a)	—	—	—	16,260
Total impairment charges on projects in progress	$—	$—	$—	$110,030
Land Held for Sale:
West	$89	$—	$89	$37,963
Southeast	8	—	8	—
Corporate and unallocated (a)	1,160	—	1,160	625
Total impairment charges on land held for sale	$1,257	$—	$1,257	$38,588
Abandonments:
West	$452	$—	$452	$—
East	32	—	32	—
Southeast	525	—	525	—
Total abandonments charges	$1,009	$—	$1,009	$—
Total impairment and abandonment charges	$2,266	$—	$2,266	$148,618
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2020 and September 30, 2019:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of June 30, 2020
Unconsolidated lot option agreements	$69,341	$384,892
As of September 30, 2019
Unconsolidated lot option agreements	$78,202	$389,705

(6) Interest
Interest capitalized during the three and nine months ended June 30, 2020 and 2019 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2020	2019	2020	2019
Capitalized interest in inventory, beginning of period	$134,693	$144,756	$136,565	$144,645
Interest incurred	23,012	26,782	66,839	77,506
Capitalized interest impaired	(792)	—	(792)	(13,907)
Interest expense not qualified for capitalization and included as other expense (a)	(3,003)	(961)	(6,373)	(1,800)
Capitalized interest amortized to home construction and land sales expenses (b)	(21,814)	(21,752)	(64,143)	(57,619)
Capitalized interest in inventory, end of period	$132,096	$148,825	$132,096	$148,825
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

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of June 30, 2020 and September 30, 2019:

in thousands	Final Maturity Date	June 30, 2020	September 30, 2019
Senior Unsecured Term Loan (Term Loan)	September 2022	$150,000	$150,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	394,000	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(11,450)	(12,470)
Total Senior Notes, net		1,112,105	1,111,085
Junior Subordinated Notes (net of unamortized accretion of $33,153 and $34,703, respectively)	July 2036	67,620	66,070
Revolving Credit Facility	February 2022	—	—
Other Secured Notes payable	Various Dates	—	1,154
Total debt, net		$1,179,725	$1,178,309
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
As of June 30, 2020, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity. As of September 30, 2019, no borrowings and no letters of credit were outstanding under the Facility. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of June 30, 2020, the Company was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan) in an aggregate principal amount of up to $150.0 million. The Term Loan will (1) mature in September 2022, with $50.0 million annual repayment installments in September 2020 and September 2021; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of June 30, 2020, the Company was in compliance with all such covenants.

Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of June 30, 2020 and September 30, 2019, the Company had letters of credit outstanding under these additional facilities of $11.2 million and $14.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of June 30, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $37.5 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company is in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2020.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.25% as of June 30, 2020. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2020, the unamortized accretion was $33.2 million and will be amortized over the remaining life of the notes. As of June 30, 2020, the Company was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. For the three and nine months ended June 30, 2020, we recorded operating lease expense of $1.1 million and $3.4 million, respectively. Cash payments on lease liabilities during the three and nine months ended June 30, 2020 totaled $1.1 million and $3.5 million, respectively. Sublease income and variable lease expenses are de minimis. The Company increased both its operating lease ROU asset and operating lease liability by $30 thousand and $3.1 million as a result of additional leases that commenced during the three and nine months ended June 30, 2020, respectively.
At June 30, 2020, weighted-average remaining lease term and discount rate were as follows:

Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	4.87%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2020:

Fiscal Years Ending September 30,
in thousands
2020 (a)	$1,213
2021	4,573
2022	3,743
2023	2,933
2024	1,818
Thereafter	4,270
Total lease payments	18,550
Less: imputed interest	2,258
Total operating lease liabilities	$16,292
(a) Remaining lease payments are for the period beginning July 1, 2020 through September 30, 2020.
At September 30, 2019, under ASC 840, Leases (“ASC 840”), the future minimum rental commitments totaled $20.2 million under non-cancelable operating leases as follows: 2020 - $4.7 million; 2021 - $4.5 million; 2022 - $3.6 million; 2023 - $2.9 million; 2024 - $1.8 million; and $2.6 million thereafter.

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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Balance at beginning of period	$12,058	$12,585	$13,388	$15,331
Accruals for warranties issued (a)	2,798	2,650	7,170	7,504
Changes in liability related to warranties existing in prior periods	(285)	157	(1,369)	(1,811)
Payments made	(2,279)	(3,155)	(6,897)	(8,787)
Balance at end of period	$12,292	$12,237	$12,292	$12,237
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
Beginning June 25, 2019, several shareholder derivative lawsuits relating to the same inventory impairment charges discussed above were filed against Beazer Homes USA, Inc., certain of our officers and members of our Board of Directors in the U.S. District Court for the Northern District of Georgia. The plaintiffs in these cases allege breaches of fiduciary duty, unjust enrichment and violations of the federal securities laws. These federal actions have been consolidated into a single derivative action. Additionally, a substantially similar derivative action has been filed in the Superior Court of Fulton County, Georgia. The plaintiffs in each of these actions seek, among other things, monetary damages, disgorgement of profits and attorneys’ and experts’ fees, but do not specify any specific amounts. We believe the allegations are without merit and intend to vigorously defend against the claims. However, because the outcome of these legal proceedings cannot be predicted with certainty, we have determined that the amount of any possible losses or range of possible losses in connection with these matters is not reasonably estimable.
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
We have an accrual of $3.6 million and $3.4 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of June 30, 2020 and September 30, 2019, respectively.
We had outstanding letters of credit and performance bonds of approximately $48.7 million and $255.6 million, respectively, as of June 30, 2020, related principally to our obligations to local governments to construct roads and other improvements in various developments.
(10) Fair Value Measurements
As of the dates presented, we had assets on our condensed consolidated balance sheets that were required to be measured at fair value on a recurring or non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities;
•Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; and
•Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
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
During the three months ended June 30, 2020, we recognized impairments of $1.3 million on land held for sale compared to no such impairments during the three months ended June 30, 2019.
During the nine months ended June 30, 2020, we recognized impairments of $1.3 million on land held for sale compared to $110.0 million in impairments on projects in process and $38.6 million on land held for sale during the nine months ended June 30, 2019.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of June 30, 2020
Deferred compensation plan assets (a)	$—	$2,266	$—		$2,266
Land held for sale (b)	—	—	6,240	(c)	6,240
As of September 30, 2019
Deferred compensation plan assets (a)	$—	$1,970	$—		$1,970
Development projects in progress (b)	—	—	84,982	(c)	84,982
Land held for sale (b)	—	—	5,207	(c)	5,207
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

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of June 30, 2020 and September 30, 2019:

	As of June 30, 2020		As of September 30, 2019
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,112,105	$1,082,118	$1,111,085	$1,115,011
Junior Subordinated Notes (c)	67,620	67,620	66,070	66,070
Total	$1,179,725	$1,149,738	$1,177,155	$1,181,081
(a) Carrying amounts are net of unamortized debt premiums/discounts, debt issuance costs, or accretion.
(b) The estimated fair value for our publicly-held Senior Notes and the Term Loan have been determined using quoted market rates (Level 2).
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
(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax expense of $5.0 million and $8.9 million for the three and nine months ended June 30, 2020, respectively, compared to an income tax benefit of $2.2 million and $44.3 million for the three and nine months ended June 30, 2019, respectively. Income tax expense for the nine months ended June 30, 2020 was substantially driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $0.8 million in tax credits related to prior fiscal years, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax benefit for the nine months ended June 30, 2019 was primarily driven by (1) $148.6 million of book impairments on our land inventory assets, and (2) the completion of work necessary to claim an additional $9.8 million in tax credits related to prior fiscal years, partially offset by (3) the discrete impact related to our stock-based compensation expense.
Deferred Tax Assets and Liabilities
As of December 31, 2019, the net deferred tax asset was comprised of various tax attributes that included $4.6 million of minimum tax credit carryforwards. Beginning in our fiscal 2019, the Company started making cash refund claims for significant portions of these credits due to the elimination of the alternative minimum tax in the Tax Cuts and Jobs Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides companies with the ability to make a refund claim for their entire minimum tax carryforward as early as their 2018 tax return. As a result, in the quarter-ended March 31, 2020, we reduced our deferred tax asset by the remaining $4.6 million of minimum tax credits and increased our tax receivable for the refund we expect to receive with the filing of our fiscal 2019 tax return.
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2020, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. As we continue to monitor the impacts of the COVID-19 pandemic on our business, any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2019, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2019 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and nine months ended June 30, 2020 and June 30, 2019, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Stock-based compensation expense	$1,659	$3,699	$4,869	$7,993
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2020:

	Nine Months Ended
	June 30, 2020
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	523,754	$14.34
Granted	950	10.67
Exercised	(126,492)	11.05
Cancelled	(3,088)	9.70
Outstanding at end of period	395,124	$15.43
Exercisable at end of period	365,348	$15.62
Vested or expected to vest in the future	394,255	$15.44
As of June 30, 2020 and September 30, 2019, total unrecognized compensation cost related to unvested stock options was $56 thousand and $0.1 million, respectively. The remaining cost as of June 30, 2020 is expected to be recognized over a weighted-average period of 0.56 years.
Restricted Stock Awards
During the nine months ended June 30, 2020, the Company issued time-based restricted stock awards that vest ratably over three years on each anniversary from the grant date and performance-based restricted stock awards with a payout subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2020:

	Nine Months Ended June 30, 2020
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	778,814	611,607	1,390,421
Granted	260,131	327,571	587,702
Vested	(242,921)	(296,277)	(539,198)
Forfeited	—	(17,674)	(17,674)
End of period	796,024	625,227	1,421,251
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
As of June 30, 2020 and September 30, 2019, total unrecognized compensation cost related to unvested restricted stock awards was $9.5 million and $9.0 million, respectively. The remaining cost as of June 30, 2020 is expected to be recognized over a weighted average period of 1.82 years.

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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations	$15,270	$11,625	$28,689	$(81,885)
Loss from discontinued operations, net of tax	(82)	(23)	(141)	(64)
Net income	$15,188	$11,602	$28,548	$(81,949)

Denominator:
Basic weighted-average shares	29,597	30,250	29,738	30,926
Dilutive effect of restricted stock awards	76	225	267	—
Dilutive effect of stock options	1	14	9	—
Diluted weighted-average shares (a)	29,674	30,489	30,014	30,926

Basic income (loss) per share:
Continuing operations	$0.51	$0.38	$0.96	$(2.65)
Discontinued operations	—	—	—	—
Total	$0.51	$0.38	$0.96	$(2.65)

Diluted income (loss) per share:
Continuing operations	$0.51	$0.38	$0.95	$(2.65)
Discontinued operations	—	—	—	—
Total	$0.51	$0.38	$0.95	$(2.65)
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect. Due to the reported net loss for the nine months ended June 30, 2019, all common stock equivalents were excluded from the computation of diluted loss per share for those periods because inclusion would have resulted in anti-dilution.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2020	2019	2020	2019
Stock options	372	406	390	529
Time-based restricted stock	286	94	49	643
Performance-based restricted stock	—	—	—	796

(14) Other Liabilities
Other liabilities include the following as of June 30, 2020 and September 30, 2019:

in thousands	June 30, 2020	September 30, 2019
Accrued bonus and deferred compensation	$37,515	$36,237
Customer deposits	16,293	11,539
Accrued interest	15,748	12,767
Accrued warranty expense	12,292	13,388
Litigation accrual	3,570	3,420
Income tax liabilities	1,177	648
Other	24,035	31,430
Total	$110,630	$109,429

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Revenue
West	$303,500	$238,723	$825,629	$658,097
East	108,126	118,356	297,107	301,168
Southeast	121,486	125,659	317,593	346,773
Total revenue	$533,112	$482,738	$1,440,329	$1,306,038

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Operating income (loss) (a)
West	$42,574	$29,268	$106,128	$(53,489)
East	12,423	11,247	29,257	23,571
Southeast	11,787	8,043	23,757	16,747
Segment total	66,784	48,558	159,142	(13,171)
Corporate and unallocated (b)	(43,633)	(39,015)	(115,621)	(112,730)
Total operating income (loss)	$23,151	$9,543	$43,521	$(125,901)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Depreciation and amortization
West	$2,119	$1,415	$5,778	$3,956
East	500	658	1,605	1,743
Southeast	638	776	1,878	2,117
Segment total	3,257	2,849	9,261	7,816
Corporate and unallocated (b)	523	393	1,573	1,096
Total depreciation and amortization	$3,780	$3,242	$10,834	$8,912
(a) Operating income (loss) is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5). For the nine months ended June 30, 2020 and June 30, 2019, we recognized $1.1 million and $131.7 million of inventory impairment and abandonment charges, respectively.
(b) Corporate and unallocated operating loss includes amortization of capitalized interest, movement in capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and other amounts that are not allocated to our operating segments. Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments. For the nine months ended June 30, 2020 and June 30, 2019, we wrote off $1.2 million and $16.9 million of capitalized interest and capitalized indirect costs, respectively (see Note 5 for further information).
The following table presents capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2020	2019
Capital Expenditures
West	$3,606	$8,172
East	1,699	2,122
Southeast	1,852	2,564
Corporate and unallocated	353	3,507
Total capital expenditures	$7,510	$16,365

The following table presents assets by segment as of June 30, 2020 and September 30, 2019:

in thousands	June 30, 2020	September 30, 2019
Assets
West	$720,268	$751,110
East	317,228	286,340
Southeast	340,654	359,431
Corporate and unallocated (a)	624,013	560,763
Total assets	$2,002,163	$1,957,644
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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2020 or September 30, 2019. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2020	2019	2020	2019
Total revenue	$—	$—	$—	$55
Home construction and land sales expenses	62	6	47	45
Gross (loss) profit	(62)	(6)	(47)	10
General and administrative expenses	43	23	133	90
Operating loss	(105)	(29)	(180)	(80)
Equity in loss of unconsolidated entities	—	—	—	(1)
Other expense, net	—	(1)	(1)	(2)
Loss from discontinued operations before income taxes	(105)	(30)	(181)	(83)
Benefit from income taxes	(23)	(7)	(40)	(19)
Loss from discontinued operations, net of tax	$(82)	$(23)	$(141)	$(64)

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
Beginning in mid-March of fiscal 2020, we, like many companies worldwide, experienced an extraordinary change in business conditions that impacted the overall economic conditions in the United States negatively. The COVID-19 pandemic and related COVID-19 control responses have resulted in, among other things, quarantines, “stay-at-home” or "shelter-in-place" orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. However, all the states and local governments in the markets in which we operate had deemed housing an essential service, which enabled us to continue building, selling, and delivering homes to our customers.
In response to the pandemic, we placed our highest priority on helping to protect the health and safety of our employees, customers, and trade partners. We took decisive actions in mid-March to temporarily close our sales centers, model homes and design studios to the general public. Our sales teams shifted to an appointment-only home sales process and leveraged virtual sales tools to connect with our customers online. We followed recommended social distancing and other health and safety protocols when meeting in person with a customer and shifted our corporate and division office functions to work remotely. In the field, we implemented construction site health and safety guidelines to ensure both our employees and our trade partners adhere to social distancing requirements. During the latter part of May, with restrictions easing in many of our served markets, we began to take steps to effectively and safely resume nearly all of our operations, while also expanding construction and warranty service activities to the extent permitted by local authorities.
While the economic recovery following the shut-down is still ongoing, the homebuilding industry only stalled from mid-March through April. Towards the end of April, economic conditions in our markets started to improve, evidenced by our net new orders and sales absorption rates being down 59.9% and 58.9% in April, respectively, relatively flat in May, and up 41.4% and 49.1% in June, respectively, compared to the same months in 2019. We believe this is the result of low interest rates and short supply, together with what appears to be a desire by many people to move out of crowded urban areas into new homes in the suburbs. The strength in the market may also be partially attributable to pent up demand from the earlier part of our third quarter when more restrictive "stay-at-home" orders were in place in many of our markets. Due to the return of demand towards the end of April, homebuilding gross margin (excluding impairments, abandonments and amortized interest) was 21.2% for the third quarter, up 180 basis points compared to prior year quarter.
Despite growth in many of our key operational metrics as housing market conditions improved, the magnitude and duration of the COVID-19 pandemic remains unknown. If economic conditions deteriorate, we expect to experience material declines in our net new orders, closings, revenues, cash flow and/or profitability in the remainder of fiscal 2020, compared to the corresponding prior-year periods, and compared to our expectations at the beginning of our 2020 fiscal year. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part II, Item 1A – Risk Factors below.
Overview of Results for Our Fiscal Third Quarter
Reflecting on the current market conditions discussed above and our operating strategy, during the third quarter of fiscal 2020, we made improvements in closings, homebuilding gross profit, average selling price, and net income.
Profitability
For the quarter ended June 30, 2020, we recorded net income from continuing operations of $15.3 million compared to net income from continuing operations of $11.6 million in the third quarter of fiscal 2019. There were certain items that impacted the comparability of net income from continuing operations between periods:
•We recognized $2.3 million in inventory impairments and abandonments charges in the current quarter compared to no inventory impairments and abandonments charges recognized in the prior year quarter.
•We recognized $1.4 million in restructuring and severance charges for the current quarter compared to no such charges in the prior year quarter.
•Income tax expense from continuing operations was $5.0 million during the current quarter primarily due to income from continuing operations, as compared to $2.2 million income tax benefit for the prior year quarter primarily due to our ability to claim $4.4 million of energy efficient homebuilding tax credits.
Operating Strategy
At the start of our fiscal year, we executed against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. Due to the uncertainty surrounding the COVID-19 pandemic during the second quarter of fiscal 2020, we shifted focus on maximizing cash flow, including temporarily reducing or deferring land acquisition and development and general and administrative spending. During the third quarter of fiscal 2020 and as conditions in our markets improved, we gradually restarted land acquisition and development spending, while remaining focused on maintaining a strong liquidity position. As of June 30, 2020, our liquidity position consisted of $152.3 in cash and cash equivalents and $250.0 million of remaining capacity under the Credit Facility.
Additionally, we have taken steps to limit overhead expenditures, partly through reducing our workforce by approximately 8.0%, which we expect will yield annualized savings of over $10.0 million. As a result, we recorded restructuring and severance charges of $1.4 million within our general and administrative expenses for the three months ended June 30, 2020. We are also carefully targeting land acquisition and development spending. We invested $55.7 million in land acquisition and land development spend during the current quarter, down compared to $102.8 million in the prior year quarter.
Our senior leadership team is monitoring impacts of the pandemic on a daily basis and will continue to adjust our operations as necessary.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and nine months ended June 30, 2020 may not be indicative of our full year results, particularly in light of the COVID-19 pandemic.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2020	2019	2020	2019
Revenue:
Homebuilding	$532,465	$482,316	$1,437,850	$1,304,243
Land sales and other	647	422	2,479	1,795
Total	$533,112	$482,738	$1,440,329	$1,306,038
Gross profit (loss):
Homebuilding	$90,282	$71,719	$232,134	$88,190
Land sales and other	(1,224)	45	(1,094)	(38,451)
Total	$89,058	$71,764	$231,040	$49,739
Gross margin:
Homebuilding	17.0%	14.9%	16.1%	6.8%
Land sales and other	(189.2)%	10.7%	(44.1)%	(2,142.1)%
Total	16.7%	14.9%	16.0%	3.8%
Commissions	$20,851	$18,230	$55,660	$49,965
General and administrative expenses (G&A)	$41,276	$40,749	$121,025	$116,763
SG&A (commissions plus G&A) as a percentage of total revenue	11.7%	12.2%	12.3%	12.8%
G&A as a percentage of total revenue	7.7%	8.4%	8.4%	8.9%
Depreciation and amortization	$3,780	$3,242	$10,834	$8,912
Operating income (loss)	$23,151	$9,543	$43,521	$(125,901)
Operating income (loss) as a percentage of total revenue	4.3%	2.0%	3.0%	(9.6)%
Effective tax rate (a)	24.6%	(23.1)%	23.8%	35.1%
Equity in income of unconsolidated entities	$4	$299	$138	$316
Gain on extinguishment of debt	$—	$358	$—	$574
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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30,(a)
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19	2020	2019	20 vs 19
Net income (loss)	$15,188	$11,602	$3,586	$28,548	$(81,949)	$110,497	$30,977	$(21,344)	$52,321
Expense (benefit) from income taxes	4,958	(2,187)	7,145	8,900	(44,279)	53,179	15,934	(63,139)	79,073
Interest amortized to home construction and land sales expenses and capitalized interest impaired	22,606	21,752	854	64,935	71,526	(6,591)	102,350	106,058	(3,708)
Interest expense not qualified for capitalization	3,003	961	2,042	6,373	1,800	4,573	7,682	1,835	5,847
EBIT	45,755	32,128	13,627	108,756	(52,902)	161,658	156,943	23,410	133,533
Depreciation and amortization	3,780	3,242	538	10,834	8,912	1,922	16,681	13,490	3,191
EBITDA	49,535	35,370	14,165	119,590	(43,990)	163,580	173,624	36,900	136,724
Stock-based compensation expense	1,659	3,699	(2,040)	4,869	7,993	(3,124)	7,402	10,559	(3,157)
(Gain) loss on extinguishment of debt	—	(358)	358	—	(574)	574	25,494	1,361	24,133
Inventory impairments and abandonments (b)	1,474	—	1,474	1,474	134,711	(133,237)	1,474	139,081	(137,607)
Joint venture impairment and abandonment charges	—	—	—	—	—	—	—	341	(341)
Restructuring and severance expenses	1,361	—	1,361	1,361	—	1,361	1,361	—	1,361
Adjusted EBITDA	$54,029	$38,711	$15,318	$127,294	$98,140	$29,154	$209,355	$188,242	$21,113
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2020	2019	20 vs 19	2020	2019
West	775	850	(8.8)%	21.8%	15.9%
East	287	334	(14.1)%	19.4%	13.9%
Southeast	310	360	(13.9)%	21.1%	14.7%
Total	1,372	1,544	(11.1)%	21.1%	15.2%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2020	2019	20 vs 19	2020	2019
West	2,465	2,175	13.3%	17.9%	16.4%
East	871	869	0.2%	15.8%	16.0%
Southeast	948	1,074	(11.7)%	17.1%	15.4%
Total	4,284	4,118	4.0%	17.3%	16.1%
Net new orders for the quarter ended June 30, 2020 decreased to 1,372, down 11.1% from the quarter ended June 30, 2019. The decrease in net new orders was driven primarily by a decrease in average active communities from 174 in the prior year quarter to 167, a decrease in absorption rate from 3.0 sales per community per month in the prior year quarter to 2.7, and an increase in cancellation rates from 15.2% in the prior year quarter to 21.1%. Our sales absorption rate and cancellation rates for the current year quarter were negatively impacted by COVID-19, however, beginning in May, we have experienced steady improvements in our order trends. When compared to the same periods in the prior year, our 2020 net new orders were down 59.9% in April, down 5.8% in May and up 41.4% in June.
For the nine months ended June 30, 2020, net new order growth experienced increases in all of our segments, except the Southeast. The increase in net new orders in the West is due to strong performance in our Las Vegas and Phoenix markets during the first half of this fiscal year. The increase in net new orders in the East is due to strong performance in our Nashville market during the second quarter of this fiscal year. The Southeast experienced net new order decreases driven by declines in average active community counts, primarily due to Raleigh and Myrtle Beach markets, as we work to rebuild community counts by investing in new communities.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2020 and June 30, 2019:

	As of June 30,
	2020	2019	20 vs 19
Backlog Units:
West	1,199	1,152	4.1%
East	565	503	12.3%
Southeast	473	609	(22.3)%
Total	2,237	2,264	(1.2)%
Aggregate dollar value of homes in backlog (in millions)	$884.9	$881.6	0.4%
ASP in backlog (in thousands)	$395.6	$389.4	1.6%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of June 30, 2020 increased 0.4% compared to June 30, 2019 due to a 1.6% increase in the ASP of homes in backlog, offset by a 1.2% decrease in backlog units. The decrease in backlog units was primarily due to the aforementioned decrease in net new orders, partially offset by beginning the quarter with more units in backlog for the three and nine months ended June 30, 2020 compared to the same period a year ago. Due to the uncertainty surrounding the COVID-19 pandemic, we could experience higher cancellation rates compared to prior periods related to homes within our backlog as of June 30, 2020.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$303,500	$238,723	27.1%	$370.6	$354.2	4.6%	819	674	21.5%
East	108,126	117,934	(8.3)%	491.5	479.4	2.5%	220	246	(10.6)%
Southeast	120,839	125,659	(3.8)%	369.5	360.1	2.6%	327	349	(6.3)%
Total	$532,465	$482,316	10.4%	$389.8	$380.1	2.6%	1,366	1,269	7.6%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$825,129	$658,097	25.4%	$367.1	$349.9	4.9%	2,248	1,881	19.5%
East	295,782	299,450	(1.2)%	457.2	462.8	(1.2)%	647	647	—%
Southeast	316,939	346,696	(8.6)%	368.5	361.9	1.8%	860	958	(10.2)%
Total	$1,437,850	$1,304,243	10.2%	$382.9	$374.1	2.4%	3,755	3,486	7.7%
For the three and nine months ended June 30, 2020, the ASP changes were impacted primarily by a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. It was also positively impacted by our operational strategies as well as continued price appreciation in certain geographies.
For the three and nine months ended June 30, 2020, year-over-year increases in closings for the West segment were primarily attributable to our Las Vegas and Southern California markets, which had higher units in beginning backlog for fiscal 2020 relative to the beginning of fiscal 2019. Closings in the East segment were down for the quarter and flat year-over-year, primarily driven by the higher cancellation rate and lower net new order conversions. Southeast segment closings were down year-over-year as a result of lower beginning units in backlog for fiscal 2020 relative to the beginning of fiscal 2019.
Our higher ASP coupled with the overall increase in closings described above resulted in growth in homebuilding revenue for the quarter ended June 30, 2020 compared to the prior year quarter.

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

	Three Months Ended June 30, 2020
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$67,050	22.1%	$452	$67,502	22.2%	$—	$67,502	22.2%
East	21,932	20.3%	32	21,964	20.3%	—	21,964	20.3%
Southeast	23,849	19.7%	525	24,374	20.2%	—	24,374	20.2%
Corporate & unallocated	(22,549)		—	(22,549)		21,814	(735)
Total homebuilding	$90,282	17.0%	$1,009	$91,291	17.1%	$21,814	$113,105	21.2%

	Three Months Ended June 30, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$49,632	20.8%	$—	$49,632	20.8%	$—	$49,632	20.8%
East	22,015	18.7%	—	22,015	18.7%	—	22,015	18.7%
Southeast	20,407	16.2%	—	20,407	16.2%	—	20,407	16.2%
Corporate & unallocated	(20,335)		—	(20,335)		21,752	1,417
Total homebuilding	$71,719	14.9%	$—	$71,719	14.9%	$21,752	$93,471	19.4%

	Nine Months Ended June 30, 2020
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$175,964	21.3%	$452	$176,416	21.4%	$—	$176,416	21.4%
East	57,780	19.5%	32	57,812	19.5%	—	57,812	19.5%
Southeast	57,963	18.3%	525	58,488	18.5%	—	58,488	18.5%
Corporate & unallocated	(59,573)		—	(59,573)		64,143	4,570
Total homebuilding	$232,134	16.1%	$1,009	$233,143	16.2%	$64,143	$297,286	20.7%

	Nine Months Ended June 30, 2019
$ in thousands	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$43,671	6.6%	$92,912	$136,583	20.8%	$—	$136,583	20.8%
East	52,843	17.6%	—	52,843	17.6%	—	52,843	17.6%
Southeast	54,713	15.8%	858	55,571	16.0%	—	55,571	16.0%
Corporate & unallocated	(63,037)	—	16,260	(46,777)		57,619	10,842
Total homebuilding	$88,190	6.8%	$110,030	$198,220	15.2%	$57,619	$255,839	19.6%

Our homebuilding gross profit increased by $18.6 million to $90.3 million for the three months ended June 30, 2020, compared to $71.7 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $50.1 million, as well as higher gross margin. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which increased by $1.0 million and interest amortized to homebuilding cost of sales which increased by less than $0.1 million period-over-period (refer to Note 5 and Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q, respectively). When excluding the impact of impairment and abandonments charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $19.6 million compared to the prior year quarter, while homebuilding gross margin increased by 180 basis points percent to 21.2%.
Our homebuilding gross profit increased by $143.9 million to $232.1 million for the nine months ended June 30, 2020, from $88.2 million in the prior year period. The increase in gross profit was primarily driven by the $110.0 million impairment charges on projects in progress in our Southern California market during the second quarter of fiscal 2019. However, as shown in the tables above, the comparability of our gross profit and gross margin for the nine-month period was also impacted by interest amortized to homebuilding cost of sales which increased by $6.5 million from $57.6 million in the prior year nine-month period to $64.1 million in the current period (refer to Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $41.4 million compared to the prior year period, and our home building margin improved by 110 basis points to 20.7%.
The year-over-year improvement in gross margin for the three and nine months ended June 30, 2020 is due to a variety of factors, including: (1) the mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including the margin impact on homes closed during the current quarter; (3) increased focus on managing our house costs and improving cycle times; and (4) favorable discrete items in the current period, such as lower warranty costs.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 15.8% and excluding interest and inventory impairments and abandonments, it was 20.4%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.9% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(1.4)%
Impact of interest amortized to COS related to these communities	4.5%
Pre-impairment turn gross margin, excluding interest amortization	3.1%
Impact of impairment turns	17.8%
Gross margin (post impairment turns), excluding interest amortization	20.9%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$—	$—	$—	$(89)	$—	$(89)
East	—	422	(422)	—	45	(45)
Southeast	647	—	647	25	—	25
Corporate and unallocated (a)	—	—	—	(1,160)	—	(1,160)
Total	$647	$422	$225	$(1,224)	$45	$(1,269)

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$500	$—	$500	$(69)	$(37,963)	$37,894
East	1,325	1,718	(393)	101	141	(40)
Southeast	654	77	577	34	(4)	38
Corporate and unallocated (a)	—	—	—	(1,160)	(625)	(535)
Total	$2,479	$1,795	$684	$(1,094)	$(38,451)	$37,357
(a) Amounts represents capitalized interest and indirects balance that was impaired related to land held for sale assets.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three and nine months ended June 30, 2020 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

In addition, during the three and nine months ended June 30, 2020, we recognized $1.3 million of impairment charges related to land held for sale assets located in our West segment and Southeast segment. During the nine months ended June 30, 2019, we recognized $38.6 million of impairment charges related to land held for sale assets location in California within our West segment. Please see Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details.
Operating Income (Loss)
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$42,574	$29,268	$13,306	$106,128	$(53,489)	$159,617
East	12,423	11,247	1,176	29,257	23,571	5,686
Southeast	11,787	8,043	3,744	23,757	16,747	7,010
Corporate and unallocated (a)	(43,633)	(39,015)	(4,618)	(115,621)	(112,730)	(2,891)
Operating income (loss) (b)	$23,151	$9,543	$13,608	$43,521	$(125,901)	$169,422
(a) Corporate and unallocated operating income (loss) includes amortization of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating loss for the 2019 period presented was impacted by impairment charges (see Note 5 of the notes to our condensed consolidated financial statements in this Form 10-Q).
Our operating income increased by $13.6 million to $23.2 million for the three months ended June 30, 2020, compared to operating income of $9.5 million for the three months ended June 30, 2019, driven primarily by the previously discussed increase in gross profit, partially offset by increases in SG&A costs and depreciation and amortization compared to the prior year quarter. While SG&A costs increased compared to the prior year quarter, SG&A as a percentage of total revenue declined by 50 basis points year-over-year.
For the nine months ended June 30, 2020, operating income increased by $169.4 million to $43.5 million, compared to operating loss in the prior year period of $125.9 million. The increase was primarily driven by the previously discussed increase in gross profit due to impairment charges incurred during the nine months ended June 30, 2019, partially offset by slightly higher SG&A costs and depreciation and amortization compared to the prior year quarter. However, SG&A declined year-over-year as a percentage of total revenue by 50 basis points.
Below operating income (loss), we experienced an increase in other expense, net, for the three and nine months ended June 30, 2020, primarily due to a year-over-year increase in interest expense not qualified for capitalization. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
Three Months Ended June 30, 2020 as compared to 2019
West Segment: Homebuilding revenue increased by 27.1% for the three months ended June 30, 2020 compared to the prior year quarter due to a 21.5% increase in closings, in addition to a 4.6% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $17.4 million due to the increase in homebuilding revenue and homebuilding gross margin. Excluding impairments, homebuilding gross margin increased to 22.2%, up from 20.8% in the prior year quarter. The increase in gross margin was driven primarily by a combination of lower sales incentives and sales price appreciation period-over-period. The $13.3 million increase in operating income compared to the prior year quarter was due to the previously discussed increase in gross profit, partially offset by higher SG&A expenses in the segment.
East Segment: Homebuilding revenue decreased by 8.3% for the three months ended June 30, 2020 compared to the prior year quarter due to a 10.6% decrease in closings, offset by a 2.5% increase in ASP. Compared to the prior year quarter, homebuilding gross profit decreased by $0.1 million due to the decrease in homebuilding revenue offset by higher gross margin, which increased from 18.7% to 20.3%. The increase in gross margin was driven primarily by lower sales incentives period-over-period. The increase of $1.2 million in operating income was primarily due to the previously discussed increase in gross profit as well as lower SG&A expenses in the segment.

Southeast Segment: Homebuilding revenue decreased by 3.8% for the three months ended June 30, 2020 compared to the prior year quarter due to a 6.3% decrease in closings, offset by a 2.6% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $3.4 million due to an increase in homebuilding gross margin, offset by lower homebuilding revenue. Excluding impairments, homebuilding gross margin increased from 16.2% to 20.2% compared to the prior year quarter. The increase in gross margin was primarily driven by sales price appreciation. The increase in operating income of $3.7 million was primarily due to the previously discussed increase in gross margin, while SG&A expenses remained flat period-over-period in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest and capitalized indirect costs; expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2020, corporate and unallocated net costs were up $4.6 million from the prior year quarter due to (1) an increase in the proportion of indirect costs expensed to cost of sales period-over-period (2) a $1.2 million write-off of capitalized interest and indirect costs related to the impairment of assets in the West and Southeast segments, partially offset by (3) slightly lower corporate G&A costs.
Nine Months Ended June 30, 2020 as compared to 2019
West Segment: Homebuilding revenue increased by 25.4% for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to a 19.5% increase in closings, in addition to an increase in ASP of 4.9%. Compared to the prior year period, homebuilding gross profit increased by $132.3 million due to the previously discussed impairment charges during the second quarter of fiscal 2019. Excluding impairments, homebuilding gross margin increased to 21.4%, up from 20.8% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and sales prices appreciation. The $159.6 million year-over-year increase in operating income was the result of the previously discussed impairment charges, partially offset by higher SG&A expenses in the segment.
East Segment: Homebuilding revenue decreased by 1.2% for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 primarily due to a 1.2% decrease in ASP and flat closings. Compared to the prior year period, homebuilding gross profit increased by $4.9 million due to an increase in homebuilding gross margin, from 17.6% to 19.5%. The increase in gross margin was driven primarily by lower sales incentives. The $5.7 million increase in operating income compared to the prior year period was primarily due to the previously discussed increase in gross margin as well as lower SG&A expenses in the segment.
Southeast Segment: Homebuilding revenue decreased by 8.6% compared to the nine months ended June 30, 2019 due to a 10.2% decrease in closings, partially offset by a 1.8% increase in ASP. Compared to the prior year period, homebuilding gross profit increased by $3.3 million due to an increase in gross margin, partially offset by lower homebuilding revenues. Excluding impairments, homebuilding gross margin increased from 16.0% to 18.5%. The increase in gross margin is driven in part by sales price appreciation. The $7.0 million increase in operating income compared to the prior year period was driven by the aforementioned increase in gross margin as well as lower SG&A costs during the current year period.
Corporate and Unallocated: For the nine months ended June 30, 2020, corporate and unallocated net costs increased by $2.9 million over the prior year period. The increase was primarily attributable to (1) an increase in the proportion of interest and indirect costs expensed to cost of sales period-over-period, (2) a $1.2 million write-off of capitalized interest and indirect costs related to the impairment of assets in the West and Southeast segments during third quarter of fiscal 2020, (3) higher corporate G&A costs, partially offset by (4) a $16.9 million write off of capitalized interest and indirect costs related to the impairment of assets in the West segment during the second quarter in fiscal 2019.
Income Taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against a portion of our deferred tax assets. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates have not been meaningful metrics, as our income tax expense (benefit) was not directly correlated to the amount of pretax income or loss for the associated periods. Beginning in fiscal 2016, the Company began using an annualized effective tax rate in interim periods to determine its income tax benefit/expense, which we believe more closely correlates with our periodic pretax income or loss. The annualized effective tax rate will continue to be impacted by discrete tax items.
Our current fiscal year-to-date income tax expense was primarily driven by income tax expense on earnings from continuing operations, partially offset by the completion of work necessary to claim $0.8 million in energy efficient homebuilding tax credits related to closings from prior fiscal years. The tax benefit for the nine months ended June 30, 2019 was primarily driven by the loss from continuing operations, which included the impairments on projects in progress and land held for sale assets, and the completion of work necessary to claim $9.8 million in tax credits related to closings from prior fiscal years. Refer to Note 11 of the notes to our condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Cash, cash equivalents, and restricted cash increased as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2020	2019
Cash provided by (used in) operating activities	$58,956	$(94,205)
Cash used in investing activities	(7,296)	(20,291)
Cash (used in) provided by financing activities	(9,102)	46,032
Net increase (decrease) in cash, cash equivalents, and restricted cash	$42,558	$(68,464)
Operating Activities
Net cash provided by operating activities was $59.0 million for the nine months ended June 30, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by income from continuing operations before income taxes of $37.6 million, which included $17.5 million of non-cash charges, and a net decrease in non-inventory working capital balances of $10.4 million, partially offset by an increase in inventory of $6.6 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash used in operating activities was $94.2 million for the nine months ended June 30, 2019, primarily driven by loss from continuing operations before income taxes of $126.1 million, which included $164.5 million of non-cash charges, an increase in inventory of $156.5 million resulting from land acquisition, land development, and house construction spending to support continued growth, partially offset by an increase in non-inventory working capital balances of $24.1 million.
Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2020 and June 30, 2019, was $7.3 million and $20.3 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $9.1 million for the nine months ended June 30, 2020 driven by common stock repurchases in the first half of fiscal 2020 under our share repurchase program, tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, the repayment of other miscellaneous borrowings, and payment of debt issuance costs.
Net cash provided by financing activities was $46.0 million for the nine months ended June 30, 2019 driven by net borrowings under the Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, the repayment of other miscellaneous borrowings, and the payment of debt issuance costs.
Financial Position
As of June 30, 2020, our liquidity position consisted of $152.3 in cash and cash equivalents and $250.0 million of remaining capacity under the Credit Facility.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, our Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. As of June 30, 2020, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity.
On April 27, 2020 (the Eighth Amendment Effective Date), the Company executed an Eighth Amendment to the Facility, which, among other things, (1) reduces the aggregate collateral ratio (as defined in the Facility) from 4.00:1.00 to 2.50:1.00 for period commencing on the Eighth Amendment Effective Date through September 30, 2020; (2) reduces the after-acquired property exclusionary conditions (as defined in the Facility) from the product of the aggregate amount of the commitments multiplied by 4.0 to the product of the aggregate amount of commitments multiplied by 2.5 for the period commencing on the Eighth Amendment Effective Date though September 30, 2020; (3) restricts the repurchase of the Company's capital stock through open market transactions for the period commencing on the Eighth Amendment Effective Date through September 30, 2020; and (4) reduces the aggregate amount of other investments (as defined in the Facility) that can be made by the Company from $100.0 million to $50.0 million for the period commencing on the Eight Amendment Effective Date through September 30, 2020. We expect to remain in compliance with the terms of our debt covenants despite the uncertainty surrounding the COVID-19 pandemic.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $11.2 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $11.6 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of June 30, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $37.5 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
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

Supplemental Guarantor Information
As discussed in Note 7 of the notes to the condensed consolidated financial statements in this Form 10-Q, the Company's obligations to pay principal and interest under certain debt agreements are guaranteed on a joint and several basis by substantially all of the Company's subsidiaries. Some of the immaterial subsidiaries do not guarantee the Senior Notes. The guarantees are full and unconditional.
In March 2020, the SEC released Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Rule 33-10762”). Rule 33-10762 simplifies the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our consolidated financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. The amendments in Rule 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We early adopted the new disclosure requirements permitted under Rule 33-10762 effective for the interim period ending June 30, 2020.
The following summarized financial information is presented for Beazer Homes USA, Inc. and the guarantor subsidiaries on a combined basis after elimination of intercompany transactions between entities in the combined group and amounts related to investments in any subsidiary that is a non-guarantor.

in thousands	As of June 30, 2020	As of September 30, 2019
Total assets	$2,000,495	$1,955,950
Due to non-guarantor subsidiary	$1,646	$1,680
Total liabilities	$1,437,837	$1,418,877

	Nine Months Ended	Year Ended
in thousands	June 30, 2020	September 30, 2019
Total revenues	$1,440,329	$2,087,739
Gross profit	$231,040	$165,921
Income (loss) from continuing operations	$28,689	$(79,507)
Net income (loss)	$28,571	$(79,592)
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In July 2020, Moody's reaffirmed the Company's issuer corporate family rating of B3 and stable outlook for the Company. In July 2020, S&P reaffirmed the Company's corporate credit rating of B- and stable outlook for the Company. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements, totaling $34.6 million. The Company repurchased 362 thousand shares of its common stock for $3.3 million at an average price per share of $9.20 in the first half of fiscal 2020 through open market transactions. No share repurchases were made during the three months ended June 30, 2020. As of June 30, 2020, the remaining availability of the share repurchase program was $12.0 million. The Company does not intend to make additional share repurchases under the program for the remainder of the current fiscal year in light of the COVID-19 pandemic and because of restrictions placed on share repurchases under the Eighth Amendment to the Facility discussed above.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the nine months ended June 30, 2020 or 2019.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Contracts
We historically have attempted to control a portion of our land supply through lot option contracts. As of June 30, 2020, we controlled 18,093 lots, which includes 399 lots of land held for future development and 580 lots of land held for sale. Of the total active 17,114 lots, we owned 70.1%, or 12,005 of these lots, and the remaining 5,109 of these lots, or 29.9%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. As a result of the flexibility that these options provide us, upon a change in market conditions (as we are currently experiencing as a result of the COVID-19 pandemic), we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $69.3 million as of June 30, 2020. The total remaining purchase price, net of cash deposits, committed under all options was $384.9 million as of June 30, 2020. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of June 30, 2020, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to our condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Performance Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of June 30, 2020, we had outstanding letters of credit and performance bonds of approximately $48.7 million and $255.6 million, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of June 30, 2020, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Critical Accounting Policies
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2019 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), revenue recognition, warranty reserves, and income tax valuation allowances and ownership changes. There have been no significant changes to our critical accounting policies during the nine months ended June 30, 2020 as compared to the significant accounting policies described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors." Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•the potential negative impact of the COVID-19 pandemic, which, in addition to exacerbating each of the risks listed below, may include a significant decrease in demand for our homes or consumer confidence generally with respect to purchasing a home, an inability to sell and build homes in a typical manner or at all, increased costs or decreased supply of building materials or the availability of subcontractors, housing inspectors, and other third-parties we rely on to support our operations, and recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments and/or land option contract abandonments;
•our ability to raise debt and/or equity capital, due to factors such as limitations in the capital markets (including market volatility) or adverse credit market conditions, which have worsened and may continue to worsen as a result of the COVID-19 pandemic, and our ability to otherwise meet our ongoing liquidity needs (which could cause us to fail to meet the terms of our covenants and other requirements under our various debt instruments and therefore trigger an acceleration of a significant portion or all of our outstanding debt obligations), including the impact of any downgrades of our credit ratings or reduction in our liquidity levels;
•market perceptions regarding any capital raising initiatives we may undertake (including future issuances of equity or debt capital);
•the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;
•economic changes nationally or in local markets, changes in consumer confidence, wage levels, declines in employment levels, inflation or increases in the quantity and decreases in the price of new homes and resale homes on the market;
•shortages of or increased prices for labor, land or raw materials used in housing production, and the level of quality and craftsmanship provided by our subcontractors;
•the availability and cost of land and the risks associated with the future value of our inventory, such as asset impairment charges we took on select California assets during the second quarter of fiscal 2019;
•factors affecting margins, such as decreased land values underlying land option agreements, increased land development costs in communities under development or delays or difficulties in implementing initiatives to reduce our production and overhead cost structure;
•estimates related to homes to be delivered in the future (backlog) are imprecise, as they are subject to various cancellation risks that cannot be fully controlled;
•increases in mortgage interest rates, increased disruption in the availability of mortgage financing, changes in tax laws or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes or an increased number of foreclosures;
•increased competition or delays in reacting to changing consumer preferences in home design;
•natural disasters or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•the potential recoverability of our deferred tax assets;
•potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, and possible penalties for failure to comply with such laws, regulations or governmental policies, including those related to the environment;
•the results of litigation or government proceedings and fulfillment of any related obligations;
•the impact of construction defect and home warranty claims;
•the cost and availability of insurance and surety bonds, as well as the sufficiency of these instruments to cover potential losses incurred;
•the impact of information technology failures, cybersecurity issues or data security breaches;
•terrorist acts, natural disasters, acts of war or other factors over which the Company has little or no control; or
•the impact on homebuilding in key markets of governmental regulations limiting the availability of water.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2020, we had variable rate debt outstanding totaling approximately $67.6 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2020 was $1.08 billion, compared to a principal amount of $1.12 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.08 billion to $1.14 billion as of June 30, 2020.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Item 5. Other Information
None.
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
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net new orders, home closings, average selling prices, revenues and profitability, some of which we have experienced in the last few weeks of our second quarter and the first few weeks of our third quarter, and such impacts could be material to our consolidated financial statements in the third quarter and beyond. In addition, should public health efforts related to the COVID-19 pandemic intensify to such a degree that we cannot operate in some or all of our served markets, the number of home orders we receive and home closings we complete, if any during such period (which may be prolonged), may be significantly lower than historical norms. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Item 6. Exhibits

22	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 30, 2020	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer