Form 10-K
period 2020-09-30
BEAZER HOMES USA INC
filed 2020-11-12
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020
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
Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and ""emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2020, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $193,280,088.

Class	Outstanding at November 9, 2020
Common Stock, $0.001 par value	31,012,826

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2020.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A – Risk Factors of this Form 10-K. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;
•economic changes nationally or in local markets, changes in consumer confidence, wage levels, declines in employment levels, inflation or increases in the quantity and decreases in the price of new homes and resale homes on the market;
•the potential negative impact of the COVID-19 pandemic, which, in addition to exacerbating each of the risks listed above and below, may include a significant decrease in demand for our homes or consumer confidence generally with respect to purchasing a home, an inability to sell and build homes in a typical manner or at all, increased costs or decreased supply of building materials, including lumber, or the availability of subcontractors, housing inspectors, and other third-parties we rely on to support our operations, and recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments and/or land option contract abandonments;
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
•our ability to raise debt and/or equity capital, due to factors such as limitations in the capital markets (including market volatility) or adverse credit market conditions, and our ability to otherwise meet our ongoing liquidity needs (which could cause us to fail to meet the terms of our covenants and other requirements under our various debt instruments and therefore trigger an acceleration of a significant portion or all of our outstanding debt obligations), including the impact of any downgrades of our credit ratings or reduction in our liquidity levels;
•market perceptions regarding any capital raising initiatives we may undertake (including future issuances of equity or debt capital);
•terrorist acts, protests and civil unrest, political uncertainty, natural disasters, acts of war or other factors over which the Company has little or no control;
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
Industry Overview and Current Market Conditions
The sale and production of new homes has been, and will likely remain, a large industry in the United States for four primary reasons: (1) historical growth in both population and households; (2) demographic patterns that indicate an increased likelihood of home ownership as age and income increase; (3) job creation within geographic markets that necessitate new home construction; and (4) consumer demand for home features that can be more easily provided in a new home than an existing home. At the start of our fiscal 2020, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales.
Beginning in mid-March of fiscal 2020, we experienced extraordinary volatility in business conditions. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and, on March 13, 2020, the United States declared a national emergency concerning the outbreak. In response to the initial onset of the pandemic in the U.S., state and local governmental authorities and institutions implemented containment and mitigation measures, including various “shelter in place” or “stay at home” orders, which created broad and severe economic impacts. However, all the states and local government authorities in the markets in which we operate deemed housing an essential service, which enabled us to continue building and delivering homes to our customers.
In response to the pandemic, we placed our highest priority on helping to protect the health and safety of our employees, customers, and trade partners. We took unprecedented actions in mid-March to temporarily close our sales centers, model homes and design studios to the general public. Our sales teams shifted to an appointment-only home sales process and leveraged virtual sales tools to connect with our customers online. We followed recommended social distancing and other health and safety protocols when meeting in person with a customer and shifted our corporate and division office functions to work remotely. We implemented construction site health and safety guidelines in an effort to ensure both our employees and our trade partners were adhering to safety, hygiene, and social distancing requirements. During the latter part of May, with restrictions easing in many of our markets, we began to take steps to effectively and safely resume nearly all of our operations, while also expanding construction and warranty service activities to the extent permitted by local authorities and our safety protocols.
While the economic recovery following initial containment and mitigation measures is still ongoing, economic conditions in our markets have improved. We believe this is the result of low interest rates and short supply of homes, together with what may be a desire by many people to move out of crowded urban areas into new homes in the suburbs. The strength in our markets may also be partially attributable to pent up demand from the earlier part of the COVID-19 pandemic when more restrictive "stay-at-home" orders were in place. Due to the return of demand towards the end of May, homebuilding gross margin (excluding impairments, abandonments and amortized interest) was 21.2% and 21.7% for the fiscal third quarter and fourth quarter, respectively, up 180 basis points and 180 basis points compared to prior year quarters, respectively.
Despite growth in many of our key operational metrics as housing market conditions improved, the magnitude and duration of the COVID-19 pandemic remains unknown. If economic conditions deteriorate, we expect to experience material declines in our net new orders, closings, revenues, cash flow and/or profitability in fiscal 2021, compared to the corresponding prior-year periods, and compared to our expectations. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A – Risk Factors below.
Long-Term Business Strategy
We continue to execute against our long-term balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with flexibility to increase return on capital, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions.
We remain committed to this balanced growth strategy, which is designed to increase shareholder value by improving our return on assets while reducing operational risk and debt. Aligned with this long-term strategy, our specific objectives include increasing EBITDA, improving balance sheet efficiency, and reducing leverage.
We repaid $50.0 million of our Senior Unsecured Term Loan and repurchased $3.3 million of outstanding common stock during fiscal 2020. Over the past five years, we repaid a total of $442.3 million of debt. We expect to reduce more outstanding debt over time with a goal of having less than $1.0 billion of outstanding debt. As of September 30, 2020, we had outstanding debt of $1.1 billion.
Reportable Business Segments
Our active homebuilding operations consist of the design, sale, and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Los Angeles County, Orange County, Riverside County, Sacramento County, San Bernardino County, San Diego County, Tulare County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston
East:
Indiana	Indianapolis
Maryland/Delaware	Anne Arundel County, Baltimore County, Howard County, Montgomery County, Sussex County
Tennessee	Nashville
Virginia	Fairfax County, Loudoun County, Prince William County, Stafford County
Southeast:
Florida	Orlando, Tampa/St. Petersburg
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach

The following tables summarize certain operating information of our reportable segments, including number of homes closed, the average selling price (ASP) for the periods presented, and units and dollar value in backlog as of September 30, 2020, 2019, and 2018. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	2020		2019		2018
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Selling Price
West	3,206	$368.2	2,859	$354.3	2,895	$345.3
East	1,045	455.7	1,092	463.7	1,221	418.3
Southeast	1,241	370.8	1,549	360.2	1,651	343.5
Total Company	5,492	$385.5	5,500	$377.7	5,767	$360.2

	September 30, 2020		September 30, 2019		September 30, 2018
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	1,365	$493.7	982	$362.5	858	$305.5
East	624	301.1	341	155.1	281	127.5
Southeast	520	200.5	385	147.5	493	195.0
Total Company	2,509	$995.3	1,708	$665.1	1,632	$628.0
ASP in backlog (in thousands)		$396.7		$389.4		$384.8
Seasonal and Quarterly Variability
Our homebuilding operating cycle typically reflects higher levels of new home order activity in our second and third fiscal quarters, and increased closings in our third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of economic downturn, which result in decreased revenues and closings. While the first half of fiscal 2020 largely followed our typical seasonal pattern, the impacts of the COVID-19 pandemic resulted in a shift from our typical seasonal trend such that higher levels of new home orders were observed in the fourth fiscal quarter instead of the third fiscal quarter, which we expect will lead to increased closings in the first half of fiscal 2021 as compared to fiscal 2020.
Marketing and Sales
We make extensive use of digital and traditional marketing vehicles and other promotional activities, including our website (www.beazer.com), real estate listing sites, digital advertising (including search engine marketing and display advertising), social media, video, brochures, direct marketing, and out-of-home advertising (including billboards and signage) located in the immediate areas of our developments, as well as additional activities. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes®, Gatherings®, and Choice PlansTM, for use in our business.
Our practice is to build, decorate, furnish, and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2020, we maintained and owned 248 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable, and hands-on experience for our customers, including digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, interactive Surprising Performance rooms, signage, and more. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from the sales offices located in the model homes used in the community) as well as through independent brokers. Our new home counselors are available to assist prospective homebuyers by providing them with floor plans, pricing information, tours of model homes, the community's unique selling proposition, detailed explanations of our differentiators as discussed below, and associated savings opportunities. Sales personnel are trained internally through a structured training program focused on sales techniques, product familiarity, competitive products in the area, construction schedules, and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Sales personnel must be licensed real estate agents where required by law.

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
Mortgage Choice – Most of our buyers need to arrange financing in order to purchase a new home. Unlike many of our major competitors, we have no ownership or other interest in a mortgage company, which allows us to partner with our customers to help them get the most competitive interest rates, fees and service levels available. For every Beazer community, we identify Choice Lenders, who are selected for their ability to provide a comprehensive array of products and programs, meet our high customer service standards and willingness to compete to earn our customer’s business. We then provide our customers with an industry-leading online comparison tool that helps them easily compare multiple mortgage offers side-by-side.
Choice PlansTM – Every family lives in their home differently, which is why we created Choice PlansTM. Choice PlansTM provide our buyers with more floor plan flexibility at no additional cost. For example, buyers of to-be-built homes can typically choose between two different configurations in the kitchen/great room and in the primary bedroom/bathroom based on individual preferences, at no additional cost. Offering these pre-designed floor plan alternatives allows us to offer fewer different plans, which improves efficiency and reduce costs while creating living areas that match an individual buyer's lifestyle.
Surprising Performance – We place an emphasis on building high-quality homes and delivering outstanding customer experience. All Beazer homes are designed and built to provide Surprising Performance, which means more quality, comfort, and savings. We deliver these benefits through our people, materials, and process. From the perspective of people, our experienced team of new home counselors, designers, builders, and customer care representatives are dedicated to provide excellent service at every point of the home purchase process. From the perspective of materials, we work with industry-leading partners who, like us, are committed to innovation and quality. From the perspective of process, we ensure quality of construction through high caliber construction practices and rigorous inspections. For example, we ensure our homes are built to the latest ENERGY STAR® standards and provide buyers with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have an energy rating (on a scale in which a lower score is better) of 130. As of September 30, 2020, the average new Beazer home has an energy rating of 56. Part of our Surprising Performance differentiator also includes regularly surveying the homebuyer process in order to measure and continuously improve the customer experience.
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
We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, product affordability, consumer preferences, land availability, margins, timing, and the economic strength of the market. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up, or active adult. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data, including information about marital and family status, employment, age, affluence, special interests, media consumption, and distance moved. Although we offer a selection of amenities and home customization options, we generally do not build “custom homes.” In all of our home offerings, we attempt to increase customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations, and competitive prices.

Gatherings. For over a decade, we have been building age-targeted four-story condominiums to address the growing 55-plus segment in the Mid-Atlantic market. In 2016, Gatherings® by Beazer Homes was officially introduced across several new areas within Beazer's geographic footprint. We strive to provide extraordinary value at an affordable price and become a premier provider of condominium living for adults over age 55. Our Dallas, Nashville, and Orlando markets are actively selling Gatherings homes, while development is currently underway in Dallas, Nashville, Orlando, Atlanta, and Houston. As of September 30, 2020, we have approved communities representing nearly 870 potential future sales.
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
We select land for purchase based upon a variety of factors, including:
•internal and external demographic and marketing studies;
•suitability for development during the time period of one to five years from the beginning of the development process to the last closing;
•financial review as to the feasibility of the proposed project, including profit margins and returns on capital employed;

•the ability to secure governmental approvals and entitlements;
•environmental and legal due diligence;
•competition in the area;
•proximity to local traffic corridors, job centers, and other amenities; and
•management's judgment of the real estate market and economic trends and our experience in a particular market.
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake, or the grantor of the option then undertakes in the case of land under option, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2020 and 2019, we continued to pursue land acquisition opportunities and develop our land positions, spending approximately $276.9 million and $226.0 million, respectively, for land acquisition and $163.9 million and $243.9 million, respectively, for land development.
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
Under option contracts, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit, and other non-refundable amounts incurred, which totaled approximately $75.9 million as of September 30, 2020. The total remaining purchase price, net of cash deposits, committed under all land option contracts was $395.1 million as of September 30, 2020.
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

The following table summarizes land controlled by us by reportable segment as of September 30, 2020:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	285	222	78	—	—	585	455	1,040
California	326	598	571	1	283	1,779	169	1,948
Nevada	290	251	214	66	—	821	843	1,664
Texas	679	1,151	1,252	—	73	3,155	2,388	5,543
Total West	1,580	2,222	2,115	67	356	6,340	3,855	10,195
East
Indiana	106	183	303	—	30	622	181	803
Maryland/Delaware	203	162	290	93	1	749	595	1,344
New Jersey	—	—	—	117	—	117	—	117
Tennessee	222	189	355	—	3	769	24	793
Virginia	57	23	151	—	—	231	206	437
Total East	588	557	1,099	210	34	2,488	1,006	3,494
Southeast
Florida	201	246	108	33	1	589	579	1,168
Georgia	210	487	135	—	63	895	92	987
North Carolina	86	34	48	21	41	230	289	519
South Carolina	145	376	787	68	34	1,410	57	1,467
Total Southeast	642	1,143	1,078	122	139	3,124	1,017	4,141
Total	2,810	3,922	4,292	399	529	11,952	5,878	17,830
(a) This category represents lots upon which construction of a home has commenced, including model homes.
The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2020:

in thousands	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$325,777	$3,483	$4,516
East	119,358	14,077	3,702
Southeast	144,628	10,971	4,404
Total	$589,763	$28,531	$12,622
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of September 30, 2020, our unconsolidated entities had borrowings outstanding totaling $8.8 million. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.
Our consolidated balance sheets include investments in unconsolidated entities totaling $4.0 million as of September 30, 2020 and September 30, 2019.

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
Construction time for our homes depends on local governmental approval processes, product type, location, and the availability of labor, materials, and supplies. Homes are designed to promote efficient use of space and materials and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. As of September 30, 2020, excluding models, we had 2,562 homes at various stages of completion, of which 1,913 were under contract and included in backlog at such date and 649 were unsold homes (133 of which were substantially completed), either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled (collectively known as “speculative” or “spec” homes).
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

Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers through our Mortgage Choice program. Approximately 94% of our fiscal 2020 customers elected to finance a portion of their home purchase.
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

The objectives of our practices and policies underscore this commitment:
•To treat all employees with dignity and respect. Employee diversity and inclusion are embraced and opportunities for training, growth, and advancement are strongly encouraged.
•To uphold ethical standards and comply with applicable laws and our internal guidelines, including a Code of Conduct applicable to all employees and an actively-managed ethics hotline.
•To promote the idea that the quality of our products and employee well-being are predicated on a safe and healthy work environment. Our Safety First culture focuses on the safety of our people at every level of the organization.
We are also committed to maintaining high standards in health and safety at all of our sites. We have a health and safety audit system that includes comprehensive independent third-party inspections. All of our team members are required to attend certain health and safety related training programs applicable to their respective job responsibilities.
Bonds and Other Obligations
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of September 30, 2020, we had outstanding letters of credit and surety bonds of $48.8 million and $248.2 million, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Employees and Subcontractors
As of September 30, 2020, we employed 1,063 persons, of whom 301 were sales and marketing personnel and 252 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the independent subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information in this Form 10-K, before deciding whether to invest in shares of our common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the trading price of our common stock may decline, and you may lose all or part of your investment.
Business and Market Risks
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
In response to these steps, in mid-March 2020, we temporarily closed our sales centers, model homes and design studios to the general public and shifted to an appointment-only personalized home sales process where permitted, following recommended social distancing and other health and safety protocols when meeting in person with a customer. In addition, we shifted our corporate and division office functions to work remotely. These measures, combined with limiting our construction operations to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of land development, homebuilding, completing mortgage loans and delivering homes, which in each case has varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home deliveries beginning in the latter part of March and through most of our third fiscal quarter. We also prioritized our warranty service activities to respond to emergency repair requests, and otherwise on a by-exception basis. We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to the COVID-19 pandemic decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows, and/or access the Facility (as defined below) or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and/or result in our recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments, and/or land option contract abandonments. Any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets. The inherent uncertainties surrounding the COVID-19 pandemic, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve any initial or revised objectives for 2021.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net new orders, home closings, average selling prices, revenues and profitability, some of which we have experienced in our second and third fiscal quarters, and such impacts could be material to our consolidated financial statements for the current fiscal year and beyond. In addition, should public health efforts related to the COVID-19 pandemic intensify to such a degree that we cannot operate in some or all of our served markets, the number of home orders we receive and home closings we complete, if any during such period (which may be prolonged), may be significantly lower than historical norms. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Because almost all of our customers require mortgage financing, increases in interest rates could negatively affect the affordability of the homes we sell. In addition, reductions in mortgage availability or increases in the effective costs of owning a home could prevent our customers from buying our homes and adversely affect our business and financial results.
Substantially all of the purchasers of our homes finance their acquisition with mortgage financing. Mortgage interest rates have remained low compared to most historical periods for the last several years, which has made the homes we sell more affordable. Mortgage rates have continuously fallen in fiscal years 2019 and 2020 due in part to Federal Reserve interest rate reductions, decelerating economic growth and other factors. However, given the recent volatility in interest rates, we cannot predict whether interest rates will continue to fall or remain low or rise. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in our revenues and earnings and adversely affect our financial condition.
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
Mortgage interest expense and real estate taxes represent significant costs of homeownership. Therefore, when there are changes in federal or state income tax laws that eliminate or substantially limit the income tax deductions relating to these expenses, the after-tax costs of owning a new home can increase significantly. For example, the Tax Cuts and Jobs Act, which was enacted in December 2017, includes provisions that impose significant limitations with respect to these income tax deductions. Under this legislation, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). We believe changes such as these adversely impact the demand for and sales prices of homes in certain markets, including parts of California, Maryland, and Virginia, and therefore could adversely affect our business, financial condition and results of operations.

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
We regularly acquire land for replacement and expansion of our land inventory within our existing and new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. While we employ measures to manage inventory risk, we may not be able to adequately insulate our operations from a severe drop in inventory values. As a result, we may incur impairment charges or have to sell land at a loss. For example, during the second quarter of fiscal 2019, we recognized impairments of $110.0 million on projects in progress and $38.6 million on land held for sale. See Note 5 of the notes to our consolidated financial statements in this Form 10-K. In addition, when market conditions are such that land values are not appreciating, option contracts previously entered into may become less desirable, at which time we may elect to forgo deposits and pre-acquisition costs and terminate the agreements, which could result in abandonment charges. Material impairment charges, abandonment charges or other write-downs of assets could adversely affect our financial condition and results of operations.
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

Operational, Legal and Regulatory Risks
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

Financial and Liquidity Risks
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
Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:
•causing us to be unable to satisfy our obligations under our debt agreements;
•causing us to pay higher interest rates upon refinancing indebtedness if interest rates rise;
•making us more vulnerable to adverse general economic and industry conditions;
•making it difficult to fund future working capital, land purchases, acquisitions, capital expenditures, share repurchases, general corporate or other activities; and
•causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.
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
Risk Relating to an Investment in our Common Stock
Our stock price is volatile and could decline.
The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past several years. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our industry, operations or business prospects. The price and volume volatility of our common stock may be affected by:
•operating results that vary from the expectations of securities analysts and investors;
•factors influencing home purchases, such as higher interest rates and availability of home mortgage loans, credit criteria applicable to prospective borrowers, ability to sell existing residences and homebuyer sentiment in general;
•the operating and securities price performance of companies that investors consider comparable to us;
•announcements of strategic developments, acquisitions and other material events by us or our competitors; and
•changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
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
We historically have experienced, and expect to continue to experience, variability in home sales and earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of both national and local factors, including, among others:
•the timing of home closings and land sales;
•our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;
•conditions of the real estate market in areas where we operate and of the general economy;
•inventory impairments or other material write-downs;
•raw material and labor shortages;
•seasonal home buying patterns; and
•other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2020, we had under lease approximately 35,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease and own an aggregate of approximately 191,000 and 7,700 square feet of office space, respectively, for our divisional and shared services operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
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
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 9, 2020, the last reported sales price of the Company's common stock on the NYSE was $12.67, and we had approximately 185 stockholders of record and 31,012,826 shares of common stock outstanding.
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2020, 2019, or 2018. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2020, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	392,465	$15.47	2,337,092
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2020 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2015 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2016	2017	2018	2019	2020
◆	Beazer Homes USA, Inc.	87.47	140.59	78.77	111.77	99.02
■	S&P 500 Index	115.43	136.91	161.43	168.30	193.80
▲	S&P 500 Homebuilding Index	99.29	130.74	126.36	163.55	220.32

Item 6. Selected Financial Data
The following table summarizes certain financial data for the periods presented:

	Fiscal Year Ended September 30,
	2020	2019	2018	2017	2016
	($ in millions, except per share amounts and unit data)
Statements of Operations Data: (a)
Total revenue	$2,127	$2,088	$2,107	$1,916	$1,822
Gross profit	348	166	345	313	297
Gross margin (b)	16.4%	8.0%	16.4%	16.3%	16.3%
Operating income (loss)	$79	$(90)	$82	$62	$59
Income (loss) from continuing operations	53	(79)	(45)	32	5
Income (loss) per share from continuing operations - basic	1.80	(2.59)	(1.40)	$1.00	$0.16
Income (loss) per share from continuing operations - diluted	1.78	(2.59)	(1.40)	0.99	0.16
Net income (loss)	$52.2	$(79.5)	$(45.4)	$31.8	$4.7

Balance Sheet Data (end of year): (c)
Cash, cash equivalents and restricted cash	$343	$123	$153	$305	$243
Inventory	1,351	1,504	1,692	1,543	1,569
Total assets	2,007	1,958	2,128	2,221	2,213
Total debt	1,131	1,178	1,231	1,327	1,332
Stockholders' equity	593	539	644	682	643

Supplemental Financial Data: (c)
Cash provided by (used in):
Operating activities	$289	$114	$55	$105	$171
Investing activities	(10)	(25)	(74)	(14)	(13)
Financing activities	(59)	(119)	(132)	(30)	(206)

Financial Statistics: (c)
Total debt as a percentage of total debt and stockholders' equity (end of year)	65.6%	68.6%	65.7%	66.0%	67.4%
Net debt as a percentage of net debt and stockholders' equity (end of year) (d)	57.5%	66.5%	62.9%	60.3%	63.2%
Adjusted EBITDA from total operations (e)	$204.4	$180.2	$204.7	$178.8	$156.3
Adjusted EBITDA margin from total operations (f)	9.6%	8.6%	9.7%	9.3%	8.6%
Operating Statistics from continuing operations:
New orders, net	6,293	5,576	5,544	5,464	5,297
Closings	5,492	5,500	5,767	5,525	5,419
Average selling price on closings (in thousands)	$385.5	$377.7	$360.2	$343.1	$329.4
Units in backlog (end of year)	2,509	1,708	1,632	1,855	1,916
Average selling price in backlog (end of year; in thousands)	$396.7	$389.4	$384.8	$358.9	$340.6
(a) Statements of operations data is from continuing operations. Gross profit includes inventory impairments and abandonments of $2.9 million, $148.6 million, $6.5 million, $2.4 million, and $15.3 million for the fiscal years ended September 30, 2020, 2019, 2018, 2017, and 2016, respectively, as well as unexpected warranty costs and additional insurance recoveries from our third-party insurer, both of which are detailed in the table below that reconciles our net income to Adjusted EBITDA (subsequently defined). The aforementioned charges related to impairments and abandonments were primarily driven by (1) decision to abandon lots or not exercise certain option contracts and the resulting abandonment charges, (2) reduction in average selling prices taken for certain communities as a result of competitive pressures, and (3) charges taken to write down land held for sale assets to its net realizable value over the applicable years. Income (loss) from continuing operations for the fiscal years ended 2019, 2018, 2017, and 2016 also includes losses on extinguishment of debt of $24.9 million, $27.8 million, $12.6 million, and $13.4 million, respectively, with no such expense in fiscal 2020.
(b) Gross margin = gross profit divided by total revenue.
(c) Discontinued operations were not segregated in the consolidated balance sheets or consolidated statements of cash flows and are not material in the periods presented.
(d) Net Debt = Total debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan, when outstanding.

	Fiscal Year Ended September 30,
in millions	2020	2019	2018	2017	2016
Total debt	$1,131	$1,178	$1,231	$1,327	$1,332
Unrestricted cash and cash equivalents	328	107	140	292	229
Net debt	$803	$1,071	$1,091	$1,035	$1,103

(e) EBIT (earnings before interest and taxes) equals net income (loss) before (a) expense (benefit) from income taxes, and (b) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired, and interest expense not qualified for capitalization. EBITDA (earnings before interest, taxes, depreciation, and amortization) is calculated by adding non-cash charges, including depreciation and amortization for the period to EBIT. Adjusted EBITDA is calculated by adding charges, including stock-based compensation, debt extinguishment charges, inventory impairment and abandonment charges, and other non-recurring items for the period to EBITDA. EBITDA and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. EBITDA and Adjusted EBITDA should not be considered alternatives to net income (loss) determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate EBITDA and Adjusted EBITDA in the same manner as Beazer Homes, the EBITDA and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.
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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018	2017	2016
Net income (loss)	$52,226	$(79,520)	$(45,375)	$31,813	$4,693
Expense (benefit) from income taxes	17,664	(37,245)	94,373	2,621	16,224
Interest amortized to home construction and land sales expenses and capitalized interest impaired	95,662	108,941	93,113	88,820	79,322
Interest expense not qualified for capitalization	8,468	3,109	5,325	15,636	25,388
EBIT	174,020	(4,715)	147,436	138,890	125,627
Depreciation and amortization	15,640	14,759	13,807	14,014	13,793
EBITDA	189,660	10,044	161,243	152,904	139,420
Stock-based compensation expense	10,036	10,526	10,258	8,159	7,959
Loss on extinguishment of debt	—	24,920	27,839	12,630	13,423
Inventory impairments and abandonments (a)	2,111	134,711	4,988	2,389	14,572
Joint venture impairment and abandonment charges	—	—	341	—	—
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	—	—	(3,612)
Additional insurance recoveries from third-party insurer	—	—	—	—	(15,500)
Litigation settlement in discontinued operations	1,260	—	—	—	—
Restructuring and severance expenses	1,317	—	—	—	—
Write-off of deposit on legacy land investment	—	—	—	2,700	—
Adjusted EBITDA	$204,384	$180,201	$204,669	$178,782	$156,262
(a) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the sections entitled “Risk Factors,” “Selected Financial Data,” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. We have omitted discussion of 2018 results where it would be redundant to include discussion previously included in Item 7 of our 2019 Annual Report on Form 10-K filed with the SEC on November 13, 2019.
In addition, the statements in this discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, anticipated financial results, liquidity and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and in “Risk Factors” above. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. At the start of our fiscal 2020, factors including rising levels of household formation, a constrained supply of new and used homes, wage growth, strong employment conditions and mortgage rates that continue to be low by historical standards were contributing to improving conditions for new home sales.
Beginning in mid-March of fiscal 2020, we experienced extraordinary volatility in business conditions. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and, on March 13, 2020, the United States declared a national emergency concerning the outbreak. In response to the initial onset of the pandemic in the U.S., state and local governmental authorities and institutions implemented containment and mitigation measures, including various “shelter in place” or “stay at home” orders, which created broad and severe economic impacts. However, all the states and local government authorities in the markets in which we operate deemed housing an essential service, which enabled us to continue building and delivering homes to our customers.
In response to the pandemic, we placed our highest priority on helping to protect the health and safety of our employees, customers, and trade partners. We took unprecedented actions in mid-March to temporarily close our sales centers, model homes and design studios to the general public. Our sales teams shifted to an appointment-only home sales process and leveraged virtual sales tools to connect with our customers online. We followed recommended social distancing and other health and safety protocols when meeting in person with a customer and shifted our corporate and division office functions to work remotely. We implemented construction site health and safety guidelines in an effort to ensure both our employees and our trade partners were adhering to safety, hygiene, and social distancing requirements. During the latter part of May, with restrictions easing in many of our markets, we began to take steps to effectively and safely resume nearly all of our operations, while also expanding construction and warranty service activities to the extent permitted by local authorities and our safety protocols.
While the economic recovery following initial containment and mitigation measures is still ongoing, economic conditions in our markets have improved. We believe this is the result of low interest rates and short supply of homes, together with what may be a desire by many people to move out of crowded urban areas into new homes in the suburbs. The strength in our markets may also be partially attributable to pent up demand from the earlier part of the COVID-19 pandemic when more restrictive "stay-at-home" orders were in place. Due to the return of demand towards the end of May, homebuilding gross margin (excluding impairments, abandonments and amortized interest) was 21.2% and 21.7% for the fiscal third quarter and fourth quarter, respectively, up 180 basis points and 180 basis points compared to prior year quarters, respectively.
Despite growth in many of our key operational metrics as housing market conditions improved, the magnitude and duration of the COVID-19 pandemic remains unknown. If economic conditions deteriorate, we expect to experience material declines in our net new orders, closings, revenues, cash flow and/or profitability in fiscal 2021, compared to the corresponding prior-year periods, and compared to our expectations. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A – Risk Factors above.

Overview of Results for Our Fiscal 2020
Fiscal 2020 represented continued progress towards the execution of our balanced growth strategy. Specifically, we have successfully improved our balance sheet by reducing our debt balance, and our strong improvements in net new orders, sales pace, homes in backlog and homebuilding gross margin has positioned us well for fiscal 2021 growth.
Profitability
For the fiscal year ended September 30, 2020, we recorded net income from continuing operations of $53.3 million, an increase of $132.7 million from the prior fiscal year’s net loss from continuing operations of $79.4 million. There were certain items that impacted the comparability of our net income (loss) from continuing operations between periods:
•We recorded $2.9 million in inventory impairment and abandonment charges in fiscal 2020, as compared to $148.6 million charges recorded in the prior year.
•We recognized $1.3 million in restructuring and severance charges in fiscal 2020 compared to no such charges in fiscal 2019.
•We recognized $24.9 million in loss on extinguishment of debt in fiscal 2019 compared to no such charges in fiscal 2020.
•Income tax expense from continuing operations was $18.0 million for fiscal 2020 and income tax benefit was $37.2 million for fiscal 2019. The income tax expense in fiscal 2020 primarily resulted from income from operations and our permanent book/tax differences, partially offset by the generation of additional federal tax credits. The income tax benefit in fiscal 2019 primarily resulted from the loss from operations and the generation of additional federal tax credits. Refer to Note 13 of the notes to the consolidated financial statements for additional discussion of these matters.
Balanced Growth Strategy
At the start of our fiscal year, we executed against our long-term balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. Due to the impacts of the initial onset of the COVID-19 pandemic, we shifted focus to maximizing cash flow, including temporarily reducing or deferring land acquisition and development and general and administrative spending. During the third quarter of fiscal 2020 as conditions in our markets improved, we gradually restarted land acquisition and development spending, while remaining focused on maintaining a strong liquidity position. Currently, we continue to execute against our long-term balanced growth strategy. This strategy provides us with flexibility to increase return on capital, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. The following is a summary of our performance against certain key operating and financial metrics during the current period:
•Sales per community per month was 3.2 and 2.8 for the fiscal years ended September 30, 2020 and 2019, respectively. Our strong emphasis on sales absorptions allowed us to expand the unit and dollar value of our backlog. The increase in sales pace in fiscal 2020 primarily resulted from low interest rates and short supply of homes. Due to the high demand experienced during the fourth fiscal quarter in the homebuilding industry, our sales absorption rate for the quarter ending September 30, 2020 increased to 4.4 compared to 2.9 in the prior year quarter. Over time, we expect sales pace will normalize at the competitive range of 2.8 to 3.2 going forward.
•Our ASP for homes closed during the fiscal year ended September 30, 2020 was $385.5 thousand, up 2.1% compared to the prior year. The year-over-year increase in ASP on closings was primarily a function of geographic mix and product shift, though we also benefited from pricing power in most markets. In addition, we ended fiscal 2020 with an ASP of $396.7 thousand for our units in backlog, indicating that ASP growth may continue in the near term.
•During the year ended September 30, 2020, our net new orders increased to 6,293, up 12.9% from the prior year, while our average active community count of 163 was down 1.7% from the prior year. Our net new orders for the quarter ending September 30, 2020 increased to 2,009 compared to 1,458 in the prior year quarter, up 37.8%. We ended the year with an active community count of 145 in part due to strong sales pace experienced in the fourth fiscal quarter. We will work to rebuild community counts by investing in new communities. We continue to evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed.

•Homebuilding gross margin excluding impairments and abandonments and interest for the fiscal year ended September 30, 2020 was 21.0%, up from 19.7% in the prior year. With our strong sales paces and strong backlog, we believe opportunities remain for continued gross margin expansion through maximizing revenue while reducing costs by simplifying our product offerings, although cost pressures from lumber and other direct materials costs may temper gross margin expansion in the future.
•SG&A for the fiscal year ended September 30, 2020 was 11.9% of total revenue compared with 11.6% a year earlier. We have taken steps to limit overhead expenditures, partly through reducing our workforce which resulted in restructuring and severance charges of $1.3 million for the year ended September 30, 2020. We remain focused on improving overhead cost management in relation to our revenue growth.
•Capital efficiency, debt reduction, and share repurchases. We continue to employ a number of strategies to improve capital efficiency, including the use of option contracts, acquisition of shorter duration land parcels, and activation of previously land held for future development communities. In addition, as part of our share repurchase program, we repurchased a total of $3.3 million of our common stock during fiscal 2020 through open market transactions and 10b-1 plans. During fiscal 2020, we also made the first $50.0 million principal payment on our Senior Unsecured Term Loan (see Note 8 of the notes to our consolidated financial statements in this Form 10-K for discussion of debt activities). We expect to continue to reduce outstanding debt during fiscal 2021 with a goal of having less than $1.0 billion of outstanding debt over time.
Seasonal and Quarterly Variability: Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of economic downturn, which result in decreased revenues and closings. While the first half of fiscal 2020 largely followed our typical seasonal pattern, the impacts of the COVID-19 pandemic resulted in a shift from our typical seasonal trend such that higher levels of new home orders were observed in the fourth fiscal quarter instead of the third fiscal quarter, which we expect will lead to increased closings in the first half of fiscal 2021 as compared to fiscal 2020. The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2020	1,251	1,661	1,372	2,009	6,293
2019	976	1,598	1,544	1,458	5,576
2018	1,110	1,679	1,450	1,305	5,544
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2020	1,112	1,277	1,366	1,737	5,492
2019	1,083	1,134	1,269	2,014	5,500
2018	1,066	1,266	1,391	2,044	5,767

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
$ in thousands	2020	2019	2018
Revenues:
Homebuilding	$2,116,910	$2,077,245	$2,077,360
Land sales and other	10,167	10,494	29,773
Total	$2,127,077	$2,087,739	$2,107,133
Gross profit (loss):
Homebuilding	$348,110	$206,034	$348,275
Land sales and other	(470)	(39,998)	(3,260)
Total	$347,640	$166,036	$345,015
Gross margin:
Homebuilding (a)	16.4%	9.9%	16.8%
Land sales and other (b)	(4.6)%	(381.2)%	(10.9)%
Total	16.3%	8.0%	16.4%
Commissions	$82,507	$79,802	$81,002
G&A	$170,386	$161,371	$168,658
SG&A (commissions plus G&A) as a percentage of total revenue	11.9%	11.6%	11.8%
G&A as a percentage of total revenue	8.0%	7.7%	8.0%
Depreciation and amortization	$15,640	$14,759	$13,807
Operating income (loss)	$79,107	$(89,896)	$81,548
Operating income (loss) as a percentage of total revenue	3.7%	(4.3)%	3.9%
Effective tax rate (c)	25.2%	31.9%	191.1%
Equity in income of unconsolidated entities	$347	$404	$34
Loss on extinguishment of debt, net	$—	$(24,920)	$(27,839)
(a) Homebuilding gross margin for fiscal 2019 was impacted by $110.0 million of impairments primarily related to impairments recorded in the second quarter for certain projects in progress in California.
(b) Calculated as land sales and other gross loss divided by land sales and other revenue. Land sales and other gross margin is shown as a significant negative percentage for fiscal 2019 due to the $38.6 million of impairments recorded in the second quarter related to land held for sale assets in California.
(c) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense (benefit) is not always directly correlated to the amount of pre-tax income (loss) for the associated periods.

Homebuilding Operations Data
The following table summarizes net new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2020	2019	2018	20 v 19	19 v 18	2020	2019	2018
West	3,589	2,983	2,874	20.3%	3.8%	16.5%	16.7%	18.4%
East	1,328	1,152	1,089	15.3%	5.8%	14.5%	16.0%	20.9%
Southeast	1,376	1,441	1,581	(4.5)%	(8.9)%	15.1%	15.2%	16.2%
Total	6,293	5,576	5,544	12.9%	0.6%	15.8%	16.1%	18.3%
Net new orders for the year ended September 30, 2020 increased to 6,293, up 12.9% from the year ended September 30, 2019. The increase in net new orders was primarily driven by an increase in sales per active community per month to 3.2 for fiscal 2020 compared to 2.8 for fiscal 2019 with increases in all three segments due to higher demand for new homes. Due to the high demand experienced during the fourth fiscal quarter in the homebuilding industry, our net new orders for the quarter ending September 30, 2020 increased to 2,009, up 37.8%, compared to 1,458 from the prior year quarter, and our sales per active community per month for the quarter ending September 30, 2020 increased to 4.4, up 52.6%, compared to 2.9 in the prior year quarter. Net new orders increased in the West and the East but decreased slightly in the Southeast segment primarily due to a decrease in average active communities, partially offset by a slight increase in sales per active community per month.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2020, 2019, and 2018:

	As of September 30,
	2020	2019	2018	20 v 19	19 v 18
Backlog Units:
West	1,365	982	858	39.0%	14.5%
East	624	341	281	83.0%	21.4%
Southeast	520	385	493	35.1%	(21.9)%
Total	2,509	1,708	1,632	46.9%	4.7%
Aggregate dollar value of homes in backlog (in millions)	$995.3	$665.1	$628.0	49.6%	5.9%
ASP in backlog (in thousands)	$396.7	$389.4	$384.8	1.9%	1.2%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of September 30, 2020 increased 49.6% compared to the prior year due to a 46.9% increase in units in backlog and a 1.9% increase in the ASP of homes in backlog. The increase in backlog units was primarily due to the aforementioned increase in net new orders for the year ended September 30, 2020 compared to prior year. Potential negative impacts of the COVID-19 pandemic could cause us to experience higher cancellation rates compared to prior periods related to homes within our backlog as of September 30, 2020.

Homebuilding Revenue, Average Selling Price, and Closings
The tables below summarize homebuilding revenue, the ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
$ in thousands	2020	2019	2018	20 v 19	19 v 18	2020	2019	2018	20 v 19	19 v 18
West	$1,180,577	$1,012,977	$999,599	16.5%	1.3%	$368.2	$354.3	$345.3	3.9%	2.6%
East	476,167	506,389	510,710	(6.0)%	(0.8)%	455.7	463.7	418.3	(1.7)%	10.9%
Southeast	460,166	557,879	567,051	(17.5)%	(1.6)%	370.8	360.2	343.5	2.9%	4.9%
Total	$2,116,910	$2,077,245	$2,077,360	1.9%	—%	$385.5	$377.7	$360.2	2.1%	4.9%

	Closings
	2020	2019	2018	20 v 19	19 v 18
West	3,206	2,859	2,895	12.1%	(1.2)%
East	1,045	1,092	1,221	(4.3)%	(10.6)%
Southeast	1,241	1,549	1,651	(19.9)%	(6.2)%
Total	5,492	5,500	5,767	(0.1)%	(4.6)%
Our overall increase in homebuilding revenue for fiscal 2020 as compared to fiscal 2019 is primarily the result of increase in ASP. The increase in ASP for fiscal 2020 was impacted by a change in the mix of closings between geographies, products, and communities within each individual market as compared with the prior fiscal year. It was also positively impacted by improved market conditions in certain geographies in the latter half of our fiscal year. On average, we anticipate that our ASP will continue to increase slightly during the first two quarters of fiscal 2021, as indicated by our ASP for homes in backlog as of September 30, 2020.
For fiscal 2020, year-over-year increase in closings in our West segment was primarily attributable to our Southern California market which had more units in beginning backlog for fiscal 2020 compared to fiscal 2019. Closings in the East were slightly down year-over-year primarily driven by lower closings due to lower average active communities during fiscal 2020 compared to the prior year. Southeast segment closings were down year-over-year as a result of fewer units in beginning backlog for fiscal 2020 compared to fiscal 2019.

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

$ in thousands	Fiscal Year Ended September 30, 2020
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o (a) I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit (Loss) w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$258,675	21.9%	$923	$259,598	22.0%	$—	$259,598	22.0%
East	98,446	20.7%	82	98,528	20.7%	—	98,528	20.7%
Southeast	87,935	19.1%	641	88,576	19.2%	—	88,576	19.2%
Corporate & unallocated	(96,946)		—	(96,946)		94,844	(2,102)
Total homebuilding	$348,110	16.4%	$1,646	$349,756	16.5%	$94,844	$444,600	21.0%

$ in thousands	Fiscal Year Ended September 30, 2019
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$119,624	11.8%	$92,912	$212,536	21.0%	$—	$212,536	21.0%
East	96,008	19.0%	—	96,008	19.0%	—	96,008	19.0%
Southeast	95,603	17.1%	858	96,461	17.3%	—	96,461	17.3%
Corporate & unallocated	(105,201)		16,259	(88,942)		93,875	4,933
Total homebuilding	$206,034	9.9%	$110,029	$316,063	15.2%	$93,875	$409,938	19.7%

$ in thousands	Fiscal Year Ended September 30, 2018
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$228,637	22.9%	$—	$228,637	22.9%	$—	$228,637	22.9%
East	102,346	20.0%	—	102,346	20.0%	—	102,346	20.0%
Southeast	104,051	18.3%	793	104,844	18.5%	—	104,844	18.5%
Corporate & unallocated	(86,759)		212	(86,547)		91,132	4,585
Total homebuilding	$348,275	16.8%	$1,005	$349,280	16.8%	$91,132	$440,412	21.2%
(a) w/o - without

Our overall homebuilding gross profit increased to $348.1 million for the fiscal year ended September 30, 2020, from $206.0 million in the prior year. As shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairment and abandonment charges which decreased by $108.4 million and interest amortized to homebuilding cost of sales which increased by $1.0 million year-over-year (refer to Note 5 and Note 6 of the notes to our consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairments and abandonments and interest amortized to homebuilding cost of sales, year-over-year homebuilding gross profit increased by $34.7 million, primarily driven by growth in homebuilding revenue of $39.7 million and an increase in gross margin by 130 basis points to 21.0%.
The year-over-year change in gross margin is due to a variety of factors, including: (1) mix of closings between geographies/markets, individual communities within each market, and product type; (2) our pricing strategies, including margin impact on homes closed during the current fiscal year; (3) increased focus on managing our house costs and improving cycle times; and (4) lower warranty costs in the current period. In fiscal 2020, we focused on a continuing objective to simplify our product offerings, which includes streamlining our plan and structural options and design studio offerings to improve efficiency and reduce costs. We expect these efforts to positively contribute to our gross margin in the future.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2020, our homebuilding gross margin was 16.4% and excluding interest and inventory impairments and abandonments, it was 21.0%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.8% of total closings during fiscal 2020:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	0.4%
Impact of interest amortized to COS related to these communities	4.5%
Pre-impairment turn gross margin, excluding interest amortization	4.9%
Impact of impairment turns	17.5%
Gross margin (post impairment turns), excluding interest amortization	22.4%
For a further discussion of our impairment policies and communities impaired during the current and prior two fiscal years, refer to Notes 2 and 5 of the notes to consolidated financial statements in this Form 10-K.
Land Sales and Other Revenue and Gross Profit (Loss)
Land sales revenue relate to land and lots sold that do not fit within our homebuilding programs and strategic plans. We also have other revenue related to title examinations provided for our homebuyers in certain markets. The following tables summarize our land sales and other revenue and related gross profit (loss) by reportable segment for the periods presented:

$ in thousands	Land Sales and Other Revenue
	2020	2019	2018	20 v 19	19 v 18
West	$2,762	$1,725	$15,204	60.1%	(88.7)%
East	1,457	8,572	13,853	(83.0)%	(38.1)%
Southeast	5,948	197	716	2,919.3%	(72.5)%
Total	$10,167	$10,494	$29,773	(3.1)%	(64.8)%

$ in thousands	Land Sales and Other Gross Profit (Loss)
	2020	2019	2018	20 v 19	19 v 18
West	$417	$(37,854)	$1,708	101.1%	(2,316.3)%
East	111	208	321	(46.6)%	(35.2)%
Southeast	200	(65)	(3,153)	407.7%	97.9%
Corporate and unallocated (a)	(1,198)	(2,287)	(2,136)	47.6%	(7.1)%
Total	$(470)	$(39,998)	$(3,260)	98.8%	(1,126.9)%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
For the fiscal year ended September 30, 2020, we recognized impairment charges in our West, Southeast, and Corporate and unallocated segments. Please see Note 5 of the notes to consolidated financial statements in this Form 10-K for additional details.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income (Loss)
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018	20 v 19	19 v 18
West	$161,786	$(5,492)	$142,310	$167,278	$(147,802)
East	56,319	51,576	57,372	4,743	(5,796)
Southeast	40,746	40,165	45,950	581	(5,785)
Corporate and Unallocated (a)	(179,744)	(176,145)	(164,084)	(3,599)	(12,061)
Operating income (loss) (b)	$79,107	$(89,896)	$81,548	$169,003	$(171,444)
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating income (loss) is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our consolidated financial statements in this Form 10-K).
Our operating income increased by $169.0 million to $79.1 million for the fiscal year ended September 30, 2020, compared to a loss of $89.9 million for fiscal 2019. Excluding the impact of impairment and abandonment charges and interest amortized to cost of sales which impacts year-over-year comparability, the increase in operating income was primarily driven by the previously discussed increase in gross profit, partially offset by higher SG&A costs compared to the prior year. SG&A as a percentage of total revenue increased year-over-year by 30 basis points.
Below operating income, we had two noteworthy fluctuations between fiscal 2020 and fiscal 2019 as follows: (1) we experienced an increase in other expense, net, primarily attributable to a year-over-year increase in interest costs not qualified for capitalization; and (2) we recorded a loss of $24.9 million on the extinguishment of debt in fiscal 2019 due to the management of our debt portfolio compared to no such expense in fiscal 2020. See the notes to our consolidated financial statements in this Form 10-K for additional discussion of these matters.
Fiscal year ended September 30, 2020 as compared to 2019
West Segment: Homebuilding revenue increased by 16.5% for the fiscal year ended September 30, 2020 compared to the prior fiscal year due to a 12.1% increase in closings as well as a 3.9% increase in ASP. Compared to the prior fiscal year, homebuilding gross profit increased by $139.1 million primarily due to an increase in homebuilding revenue and $92.9 million of previously discussed impairment charges recognized during the second quarter of fiscal 2019. Excluding impairments, homebuilding gross margin increased to 22.0% from 21.0% in the prior year driven primarily by lower sales incentives and pricing increases. The $167.3 million year-over-year increase in operating income was the result of the aforementioned impairment charges, partially offset by higher SG&A expenses in the segment.
East Segment: Homebuilding revenue decreased by 6.0% for the fiscal year ended September 30, 2020 compared to the prior fiscal year due to a 4.3% decrease in closings as well as a 1.7% decrease in ASP. Compared to the prior fiscal year, homebuilding gross profit increased by $2.4 million due to higher homebuilding gross margin. Excluding impairments, homebuilding gross margin increased to 20.7% from 19.0% in the prior year driven primarily by lower sales incentives and pricing increases. The $4.7 million year-over year increase in operating income was a result of the aforementioned increase in gross profit as well as lower SG&A expenses in the segment.
Southeast Segment: Homebuilding revenue decreased by 17.5% for the fiscal year ended September 30, 2020 compared to the prior fiscal year due to a decrease in closings of 19.9%, partially offset by a 2.9% increase in ASP. Compared to the prior fiscal year, homebuilding gross profit decreased by $7.7 million due to the decrease in homebuilding revenue partially offset by an increase in homebuilding gross margin. Excluding impairments, homebuilding gross margin increased to 19.2% from 17.3% in the prior year driven primarily by lower sales incentives and pricing increases. The $0.6 million year-over-year increase in operating income was a result of lower SG&A expenses, partially offset by lower gross profit in the segment.

Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2020, corporate and unallocated net costs increased by $3.6 million over the prior fiscal year. The increase was primarily due to an increase in G&A costs, and an increase in the proportion of interest and indirect costs expensed to cost of sales year-over-year, partially offset by prior year write-off of capitalized interest and indirect costs related to the impairment of assets in the West and Southeast segments.
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

The income tax expense recorded during the fiscal year ended September 30, 2020 primarily resulted from income generated in the current year and permanent book/tax differences, partially offset by the generation of additional federal tax credits.
The income tax benefit recorded during our fiscal year ended September 30, 2019 primarily resulted from loss generated in the fiscal year and the generation of additional federal tax credits.
The income tax expense recorded during our fiscal year ended September 30, 2018 primarily resulted from income generated in the fiscal year and the remeasurement of deferred tax asset at the newly enacted 21.0% federal tax rate, partially offset by the generation of federal tax credits and an additional release of our valuation allowance. The valuation allowance on all of our federal tax net operating losses and credits as well as portions of our state net operating losses was reduced due to our determination that it is more likely than not that these assets will be realized.
Refer to Note 13 of the notes to the consolidated financial statements in this Form 10-K for a further discussion of our income taxes and valuation allowance.
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
Cash, cash equivalents, and restricted cash changed as follows for the periods presented:

in thousands	2020	2019	2018
Cash provided by operating activities	$289,095	$113,635	$54,838
Cash used in investing activities	(10,164)	(25,125)	(74,148)
Cash used in financing activities	(59,197)	(118,964)	(132,051)
Net increase (decrease) in cash and cash equivalents	$219,734	$(30,454)	$(151,361)
Operating Activities
Net cash provided by operating activities was $289.1 million for the fiscal year ended September 30, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and land development spending. Net cash provided by operating activities during the period was driven primarily by income before income taxes of $69.9 million, which included $28.2 million of non-cash charges, a net decrease in non-inventory working capital of $36.1 million, and a decrease in inventory of $154.9 million as a result of from home sales partially offset by land acquisition, land development, and house construction spending to support continued growth.
Net cash provided by operating activities was $113.6 million during the fiscal year ended September 30, 2019. Net cash provided by operating activities during the period was driven primarily by loss before income taxes of $116.8 million, which included $198.5 million of non-cash charges, a net increase in non-inventory working capital of $11.0 million, and a decrease in inventory of $42.9 million as a result of from home sales offset by land acquisition, land development, and house construction spending to support continued growth.
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2020 and September 30, 2019, was $10.2 million and $25.1 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $59.2 million for the fiscal year ended September 30, 2020 driven by installment payment of the Senior Unsecured Term Loan (Term Loan), common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, the repayment of other secured notes payable, and payment of debt issuance costs.
Net cash used in financing activities during the fiscal year ended September 30, 2019 was $119.0 million, primarily due to the repayment of certain debt issuances (including our 2022, 2023, 2025 and 2027 Senior Notes and other secured notes payable), the payment of cash for debt issuance costs, common stock repurchases under our share repurchase program, partially offset by proceeds received from the issuance of Senior Notes due 2029 as well as the Term Loan.
Financial Position
As of September 30, 2020, our liquidity position consisted of $327.7 million in cash and cash equivalents and $250.0 million of remaining capacity under the Facility.
The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for 2020 and beyond. As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business.
During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Facility (including as described below), or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and financial market conditions, as well as lender interest and capacity and our liquidity, leverage and net worth. Accordingly, we can provide no assurance as to the successful completion of, or the operational limitations arising from, any one or series of such transactions. For further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity, see Part I, Item 1A – Risk Factors.
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. As of September 30, 2020, no borrowings and no letters of credit were outstanding under the facility, resulting in $250.0 million remaining capacity.
We have also entered into a number of stand-alone, cash-secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $12.7 million of outstanding letters of credit under these facilities, secured with cash collateral that is maintained in restricted accounts totaling $12.9 million.

To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of September 30, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $36.1 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
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
Supplemental Guarantor Information
As discussed in Note 8 of the notes to the consolidated financial statements in this Form 10-K, the Company's obligations to pay principal and interest under certain debt agreements are guaranteed on a joint and several basis by substantially all of the Company's subsidiaries. Some of the immaterial subsidiaries do not guarantee the Senior Notes. The guarantees are full and unconditional.
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

in thousands	As of September 30, 2020	As of September 30,2019
Due from non-guarantor subsidiary	$417	$—
Total assets	$2,006,611	$1,955,950
Due to non-guarantor subsidiary	$—	$1,680
Total liabilities	$1,414,105	$1,418,877

	Year Ended	Year Ended
in thousands	September 30, 2020	September 30, 2019
Total revenues	$2,126,660	$2,087,739
Gross profit	$347,387	$165,921
Income (loss) from continuing operations	$53,909	$(79,507)
Net income (loss)	$52,861	$(79,592)

Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In July 2020, Moody's reaffirmed the Company's issuer corporate family rating of B3 and stable outlook for the Company. In October 2020, S&P revised the Company’s outlook to positive and reaffirmed the Company’s corporate credit rating of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
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
During fiscal 2020, the Company repurchased approximately 362,000 shares of its common stock for $3.3 million at an average price per share of $9.20 through open market transactions and 10b5-1 plans. All shares have been retired upon repurchase. As of September 30, 2020, the remaining availability of the share repurchase program was $12.0 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2020, 2019, or 2018.
Off-Balance Sheet Arrangements
Lot Option Contracts
We historically have attempted to control a portion of our land supply through options. As of September 30, 2020, we controlled 17,830 lots, which includes 399 lots of land held for future development and 529 lots of land held for sale. Of the total active 16,902 lots, we owned 11,024, or 65.2%, of these lots and the remaining 5,878 of these lots, or 34.8%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. As a result of the flexibility that these options provide us, upon a change in market conditions (such as those created as a result of the impacts of the COVID-19 pandemic), we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $75.9 million as of September 30, 2020. The total remaining purchase price, net of cash deposits, committed under all options was $395.1 million as of September 30, 2020. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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

Historically, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. As of September 30, 2020, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the consolidated financial statements in this Form 10-K for additional information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $48.8 million and $248.2 million, respectively, as of September 30, 2020, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2020:

	Payments Due by Period
in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes, term loan, and junior subordinated notes (a)	$1,174,328	$50,000	$50,000	$229,555	$844,773
Interest commitments under senior notes, term loan, and junior subordinated notes (b)	498,472	73,175	139,038	128,208	158,051
Obligations related to lots under option	395,133	224,595	142,898	27,122	518
Operating leases	17,407	4,604	6,676	3,336	2,791
Uncertain tax positions (c)	—	—	—	—	—
Total	$2,085,340	$352,374	$338,612	$388,221	$1,006,133
(a) For a listing of our borrowings, refer to Note 8 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2020.
(c) Based on its current inventory of uncertain tax positions and tax carryforward attributes, the Company does not expect a cash settlement of unrecognized tax benefits related to uncertain tax positions in future years. See Note 13 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits related to uncertain tax positions as of September 30, 2020.
We had outstanding letters of credit and surety bonds of $48.8 million and $248.2 million, respectively, as of September 30, 2020, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time to time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of September 30, 2020, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
When conducting our community level review for the recoverability of our homebuilding inventory related to projects in progress, we consider both qualitative and quantitative factors to establish a quarterly “watch list” of communities. Each community is evaluated qualitatively and quantitatively to determine if there are factors driving the low profitability levels. Communities with more than ten homes remaining to close with potential indicators of impairment resulting from this initial evaluation are subjected to substantial additional financial and operational reviews that consider the competitive environment and other factors contributing to profit margins below our specified thresholds. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, it may be prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that assets may not be recoverable, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
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
Inventory Valuation - Land Held for Future Development
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
Inventory Valuation - Land Held for Sale
We record assets held for sale at the lower of the asset's carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:
•management has the authority and commits to a plan to sell the land;
•the land is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of land assets;
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
Land sales and other revenue
Land sales revenue relates to land and lots sold that do not fit within our homebuilding programs and strategic plans. Land sales typically require cash consideration on the closing date, which is generally when performance obligations are satisfied. We also provide title examinations for our homebuyers in certain markets. Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed.
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
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance on substantially all of our deferred tax assets. Each period, we evaluate the continued need for the valuation allowance based on extensive quantitative and qualitative factors, a process that requires significant estimates to be made. As of September 30, 2015, we determined that it was appropriate to release a substantial portion of our valuation allowance, generating a non-cash tax benefit. Based on the available evidence and operating trends, as of September 30, 2018 we determined that it was appropriate to release an additional portion of our valuation allowance, which also generated a non-cash tax benefit. As of September 30, 2020, our conclusions on whether we are more likely than not to realize all of our federal tax attributes and certain portions of our state tax attributes remain consistent with our fiscal 2018 determinations. For fiscal 2020, a number of additional positive and negative factors were considered as part of our analysis. The negative factors for fiscal 2020 included the general economic uncertainties due to the COVID-19 pandemic. The positive factors included our current income from continuing operations, a recovery in housing demand throughout the year that resulted in backlog levels significantly higher than prior year, and interest savings from our multi-year debt reduction strategy. These analyses, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could be very different from actual results.
We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforward and certain built-in losses or deductions recognized during the five-year period after the ownership change. Therefore, our ability to utilize our pre-ownership change net operating loss carryforwards and certain recognized built-in losses or deductions is substantially limited by Section 382. There can be no assurance that another ownership change, as defined in the tax law, will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating losses would be determined as of that date. This limitation, should one be required in the future, is subject to assumptions and estimates that could differ from actual results.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2020, our Junior Subordinated Notes were our only variable-rate debt outstanding, totaling approximately $68.1 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2020 was $1.10 billion, compared to a carrying value of $1.06 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.10 billion to $1.16 billion as of September 30, 2020.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2020	September 30, 2019
ASSETS
Cash and cash equivalents	$327,693	$106,741
Restricted cash	14,835	16,053
Accounts receivable (net of allowance of $358 and $304, respectively)	19,817	26,395
Income tax receivable	9,252	4,935
Owned inventory	1,350,738	1,504,248
Investments in unconsolidated entities	4,003	3,962
Deferred tax assets, net	225,143	246,957
Property and equipment, net	22,280	27,421
Operating lease right-of-use assets	13,103	—
Goodwill	11,376	11,376
Other assets	9,240	9,556
Total assets	$2,007,480	$1,957,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$132,192	$131,152
Operating lease liabilities	15,333	—
Other liabilities	135,983	109,429
Total debt (net of debt issuance costs of $10,891 and $12,470, respectively)	1,130,801	1,178,309
Total liabilities	1,414,309	1,418,890
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,012,326 issued and outstanding and 30,933,110 issued and outstanding, respectively)	31	31
Paid-in capital	856,466	854,275
Accumulated deficit	(263,326)	(315,552)
Total stockholders’ equity	593,171	538,754
Total liabilities and stockholders’ equity	$2,007,480	$1,957,644

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2020	2019	2018
Total revenue	$2,127,077	$2,087,739	$2,107,133
Home construction and land sales expenses	1,776,534	1,773,085	1,755,619
Inventory impairments and abandonments	2,903	148,618	6,499
Gross profit	347,640	166,036	345,015
Commissions	82,507	79,802	81,002
General and administrative expenses	170,386	161,371	168,658
Depreciation and amortization	15,640	14,759	13,807
Operating income (loss)	79,107	(89,896)	81,548
Equity in income of unconsolidated entities	347	404	34
Loss on extinguishment of debt, net	—	(24,920)	(27,839)
Other expense, net	(8,165)	(2,226)	(4,305)
Income (loss) from continuing operations before income taxes	71,289	(116,638)	49,438
Expense (benefit) from income taxes	17,973	(37,217)	94,484
Income (loss) from continuing operations	53,316	(79,421)	(45,046)
Loss from discontinued operations, net of tax	(1,090)	(99)	(329)
Net income (loss)	$52,226	$(79,520)	$(45,375)
Weighted-average number of shares:
Basic	29,704	30,617	32,141
Diluted	29,948	30,617	32,141
Basic income (loss) per share:
Continuing operations	$1.80	$(2.59)	$(1.40)
Discontinued operations	(0.04)	(0.01)	(0.01)
Total	$1.76	$(2.60)	$(1.41)
Diluted income (loss) per share:
Continuing operations	$1.78	$(2.59)	$(1.40)
Discontinued operations	(0.04)	(0.01)	(0.01)
Total	$1.74	$(2.60)	$(1.41)

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2017	33,516	$34	$873,063	$(190,657)	$682,440
Net loss and comprehensive loss	—	—	—	(45,375)	(45,375)
Stock-based compensation expense	—	—	10,258	—	10,258
Exercises of stock options	8	—	64		64
Shares issued under employee stock plans, net	443	—	—	—	—
Forfeiture of restricted stock	(216)	—	—	—	—
Common stock redeemed for tax liability	(229)	—	(3,378)	—	(3,378)
Other activity	—		18	—	18
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net loss and comprehensive loss	—	—	—	(79,520)	(79,520)
Stock-based compensation expense	—	—	10,526	—	10,526
Exercises of stock options	32	—	314	—	314
Shares issued under employee stock plans, net	917	—	—	—	—
Forfeiture of restricted stock	(68)	—	—	—	—
Common stock redeemed for tax liability	(185)	—	(1,969)	—	(1,969)
Share repurchases	(3,285)	(3)	(34,621)	—	(34,624)
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive income	—	—	—	52,226	52,226
Stock-based compensation expense	—	—	10,036	—	10,036
Exercises of stock options	52	—	226	—	226
Shares issued under employee stock plans, net	588	—	—	—	—
Forfeiture and other settlements of restricted stock	(26)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(173)	—	(2,686)	—	(2,686)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$52,226	$(79,520)	$(45,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,640	14,759	13,807
Stock-based compensation expense	10,036	10,526	10,258
Inventory impairments and abandonments	2,903	148,618	6,949
Deferred and other income tax expense (benefit)	17,664	(37,245)	93,935
Gain on sale of fixed assets	(335)	(232)	(351)
Change in allowance for doubtful accounts	54	(74)	48
Equity in income of unconsolidated entities	(347)	(403)	(127)
Cash distributions of income from unconsolidated entities	306	408	331
Loss on extinguishment of debt, net	—	24,920	27,839
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,524	(1,674)	11,875
Decrease in income tax receivable	315	—	88
Decrease (increase) in inventory	154,865	42,927	(95,809)
Decrease (increase) in other assets	3	323	(1,300)
Increase in trade accounts payable	1,040	4,720	17,492
Increase (decrease) in other liabilities	28,201	(14,418)	15,178
Net cash provided by operating activities	289,095	113,635	54,838
Cash flows from investing activities:
Capital expenditures	(10,642)	(21,356)	(17,020)
Proceeds from sale of fixed assets	478	251	370
Acquisition, net of cash acquired	—	(4,088)	(57,253)
Investments in unconsolidated entities	—	—	(421)
Return of capital from unconsolidated entities	—	68	176
Net cash used in investing activities	(10,164)	(25,125)	(74,148)
Cash flows from financing activities:
Repayment of debt	(51,150)	(576,548)	(522,465)
Proceeds from issuance of new debt	—	500,000	400,000
Repayment of borrowings from credit facility	(390,000)	(425,000)	(225,000)
Borrowings from credit facility	390,000	425,000	225,000
Debt issuance costs	(202)	(6,137)	(6,272)
Repurchase of common stock	(3,327)	(34,624)	—
Tax payments for stock-based compensation awards	(2,686)	(1,969)	(3,378)
Stock option exercises and other financing activities	(1,832)	314	64
Net cash used in financing activities	(59,197)	(118,964)	(132,051)
Increase (decrease) in cash, cash equivalents, and restricted cash	219,734	(30,454)	(151,361)
Cash, cash equivalents, and restricted cash at beginning of period	122,794	153,248	304,609
Cash, cash equivalents, and restricted cash at end of period	$342,528	$122,794	$153,248
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
 Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and present the consolidated financial position, income, stockholders' equity, and cash flows of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Our net income (loss) is equivalent to our comprehensive income (loss), so we have not presented a separate statement of comprehensive income (loss).
In the past, we have discontinued homebuilding operations in various markets. Results from certain of these exited markets are reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented (see Note 19 for a further discussion of our discontinued operations).
Our fiscal year 2020 began on October 1, 2019 and ended on September 30, 2020. Our fiscal year 2019 began on October 1, 2018 and ended on September 30, 2019. Our fiscal year 2018 began on October 1, 2017 and ended on September 30, 2018.
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

Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2020, the majority of our cash and cash equivalents were on demand deposits with major banks. These assets were valued at par and had no withdrawal restrictions. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 8).
Accounts Receivable and Allowance
Accounts receivable include escrow deposits to be received from title companies associated with closed homes, receivables from municipalities related to the development of utilities or other infrastructure, land banker reimbursements to be received related to land development costs, rebates to be received from our suppliers and other miscellaneous receivables. Generally, we receive cash from title companies within a few days of the home being closed. We regularly review our receivable balances for collectability and record an allowance against any receivable for which collectability is deemed to be uncertain.
Owned Inventory
Owned inventory consists of residential real estate developments. Inventory includes land acquisition costs, land development costs, home construction costs, capitalized interest, real estate taxes, direct overhead costs and capitalized indirect costs incurred during land development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and other common costs (both incurred and estimated to be incurred) are allocated to individual lots on a pro-rata basis, and the cost of individual lots is transferred to homes under construction when home construction begins. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and the allocated lot costs. Any changes to the estimated total development costs of a community or phase are allocated to the remaining homes to be closed in the community or phase. Refer to Note 5 for a further discussion and detail of our inventory balance.
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
When conducting our community level review for the recoverability of our homebuilding inventory related to projects in progress, we consider both qualitative and quantitative factors to establish a quarterly “watch list” of communities. Each community is evaluated qualitatively and quantitatively to determine if there are factors driving the low profitability levels. Communities with more than ten homes remaining to close with potential indicators of impairment resulting from this initial evaluation are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our specified thresholds. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, it may be prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that assets may not be recoverable, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.

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
Inventory Valuation - Land Held for Future Development
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
Inventory Valuation - Land Held for Sale
We record assets held for sale at the lower of the asset's carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:
•management has the authority and commits to a plan to sell the land;
•the land is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of land assets;
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
Lot Option Agreements and Variable Interest Entities (VIE)
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
In accordance with ASC Topic 810, Consolidation (ASC 810), if the entity holding the land under option is a variable VIE, the Company's deposit represents a variable interest in that entity. ASC 810 requires a company consolidate a VIE if the company is determined to be the primary beneficiary. To determine whether we are the primary beneficiary of the VIE, we first evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, (1) the ability to determine the budget and scope of land development work, if any; (2) the ability to control financing decisions for the VIE; (3) the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer; and (4) the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE's losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE's expected gains.
If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of option deposits already paid, to consolidated inventory not owned with an offsetting increase to obligations related to consolidated inventory not owned on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as consolidated inventory not owned. No VIEs required consolidation as of September 2020 and 2019 because we have determined that we were not the primary beneficiary of any VIEs.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets from the businesses that we acquire. The Company's entire goodwill balance, recorded in our Southeast reportable segment, is related to the Venture Homes acquisition that occurred during fiscal 2018. The Company evaluates goodwill for impairment at the reporting unit level annually during the fourth quarter or more often if indicators of impairment exist.
The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is more likely than not that the fair value of the reporting unit is less than the carrying value, then a quantitative assessment is performed.
The fair value of the reporting unit is estimated using a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing readily available market valuation multiples. If the estimated fair value of the reporting unit is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Determining the fair value of a reporting unit under the quantitative goodwill impairment assessment requires the Company to make estimates and assumptions regarding future operating results, cash flows (including timing), discount rates, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.
During the fourth quarter of 2020, the Company performed its annual goodwill impairment analysis and concluded our goodwill was not impaired.
Other Assets
Our other assets principally include prepaid expenses and assets related to our deferred compensation plan (refer to Note 15 for a discussion of our deferred compensation plan).

Other Liabilities
Our other liabilities principally include accrued compensations and benefits, accrued interest on our outstanding borrowings, customer deposits, accrued warranty expense, litigation accruals, income tax liabilities and other accruals related to our operations. Refer to Note 12 for a detail of our other liabilities.
Income Taxes
Our provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled. We include any estimated interest and penalties on tax related matters in income taxes payable. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. We record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations. Changes in recognition of measurement are recorded in the period in which the change in judgment occurs. For a discussion of our evaluation of and accounting for valuation allowances, refer to Note 13.
Our income tax receivable includes the refundable portion of our alternative minimum tax credit. The alternative minimum tax credit became a refundable credit when the alternative minimum tax was eliminated with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act provides companies with the ability to make a refund claim for their entire alternative minimum tax credits as early as their 2018 tax return. As a result, we reduced our deferred tax asset by the remaining $4.6 million of alternative minimum tax credits and increased our tax receivable for the refund we expect to receive with the filing of our fiscal 2019 tax return.
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
•Allocate the transaction price
•Recognize revenue when the performance obligations are met

The following table presents our total revenue disaggregated by revenue stream:

	Fiscal Year Ended
	September 30,
in thousands	2020	2019	2018
Homebuilding revenue	$2,116,910	$2,077,245	$2,077,360
Land sales and other revenue	10,167	10,494	29,773
Total revenue (a)	$2,127,077	$2,087,739	$2,107,133
(a) Please see Note 18 for total revenue disaggregated by reportable segment.

Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $18.9 million and $11.5 million as of September 30, 2020 and September 30, 2019, respectively. Of the customer liabilities outstanding as of September 30, 2019, $10.5 million was recognized in revenue during the year ended September 30, 2020, upon closing of the related homes, and $1.0 million was refunded to or forfeited by the buyer.
Land sales and other revenue
Land sales revenue relates to land and lots sold that do not fit within our homebuilding programs and strategic plans. Land sales typically require cash consideration on the closing date, which is generally when performance obligations are satisfied. We also provide title examinations for our homebuyers in certain markets. Revenues associated with our title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed.
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
Advertising Costs
Advertising costs related to continuing operations of $15.9 million, $17.9 million, and $17.6 million for our fiscal years 2020, 2019 and 2018, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses in the consolidated statements of operations.
Fair Value Measurements
Certain of our assets are required to be recorded at fair value on a recurring basis, for example, the fair value of our deferred compensation plan assets are based on market-corroborated inputs (level 2). Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered (level 3). For example, we review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximates their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly-held debt is generally estimated based on quoted bid prices for these instruments (level 2). Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. The fair value of our investments in unconsolidated entities is determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. See Note 10 for additional discussion of our fair value measurements.

Stock-Based Compensation
We use the Black-Scholes option-pricing model to value our stock option grants. Other stock-based awards with only performance conditions granted to employees are valued based on the market price of the common stock on the date of the grant. Stock-based awards with market conditions granted to employees are valued using the Monte Carlo valuation method. On the date of grant, we estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow. Compensation cost arising from all stock-based compensation awards is recognized as expense using the straight-line method over the vesting period and is included in G&A in our consolidated statements of operations. See Note 16 for additional discussion of our stock-based compensation.
Recent Accounting Pronouncements
Leases. On October 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) and related amendments, collectively codified in ASC 842, Leases (ASC 842). ASC 842 requires lessees to record most leases on their balance sheets by recognizing a right-of-use asset, representing the right to use the identified asset during the lease term, and a corresponding lease liability, representing the present value of the lease payments over the lease term. Lessor accounting will be largely similar to that under the previous accounting rules. ASC 842 also requires significantly enhanced disclosures around an entity's leases and the related accounting. As part of our adoption of ASC 842, we applied a modified retrospective approach, whereby prior year financial statements were not recast. As a result, our consolidated financial statements as of and for the year ending September 30, 2019 were not restated and continues to be reported under the previous lease standard (ASC 840) and is therefore not comparative. We also elected the package of transition practical expedients, which allowed us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. In addition, we elected the practical expedient that allows lessees to account for lease and non-lease components together as a single component for all leases. Upon adoption of ASC 842, we recorded net operating lease right-of-use (ROU) assets of $13.9 million and operating lease liabilities of $16.0 million. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating lease ROU assets. The adoption of ASC 842 did not have any impact on our retained earnings. See Note 11 for additional discussion of our operating leases.
Fair Value Measurements. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework (ASU 2018-13). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements or related disclosures.
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and can be adopted no later than December 31, 2022, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use asset (ASC 842 adoption)	$13,895	$—	$—
Beginning operating lease liability (ASC 842 adoption)	16,028	—	—
Supplemental disclosure of cash activity:
Interest payments	$71,888	$101,109	$95,857
Income tax payments	546	766	607
Tax refunds received	315	12	162
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$327,693	$106,741	$139,805
Restricted cash	14,835	16,053	13,443
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$342,528	$122,794	$153,248

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of September 30, 2020, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2020 and September 30, 2019:

in thousands	September 30, 2020	September 30, 2019
Investment in unconsolidated entities	$4,003	$3,962
Total equity of unconsolidated entities	7,079	9,969
Total outstanding borrowings of unconsolidated entities	8,807	12,658
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Income from unconsolidated entity activity	$347	$404	$375
Impairment of unconsolidated entity investment	—	—	(341)
Equity in income of unconsolidated entities	$347	$404	$34
No impairments for unconsolidated entities were recorded during the fiscal years ended September 30, 2020 and September 30, 2019. For the fiscal year ended September 30, 2018, we recorded a $0.3 million impairment charge in the consolidated statements of operations related to an investment in an unconsolidated entity.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2020 and September 30, 2019, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During our fiscal years ended September 30, 2020 and 2019, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of September 30, 2020, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory as of September 30, 2020 and September 30, 2019 are as follows:

in thousands	September 30, 2020	September 30, 2019
Homes under construction	$525,021	$507,542
Development projects in progress	589,763	738,201
Land held for future development	28,531	28,531
Land held for sale	12,622	12,662
Capitalized interest	119,659	136,565
Model homes	75,142	80,747
Total owned inventory	$1,350,738	$1,504,248
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 133 (with a cost of $42.2 million) and 238 (with a cost of $82.2 million) substantially completed homes that were not subject to a sales contract (spec homes) as of September 30, 2020 and 2019, respectively.
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

Total owned inventory by reportable segment is presented in the table below as of September 30, 2020 and September 30, 2019:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2020
West Segment	$627,986	$3,483	$4,516	$635,985
East Segment	241,799	14,077	3,702	259,578
Southeast Segment	266,905	10,971	4,404	282,280
Corporate and unallocated (b)	172,895	—	—	172,895
Total	$1,309,585	$28,531	$12,622	$1,350,738
September 30, 2019
West Segment	$723,094	$3,483	$5,160	$731,737
East Segment	228,937	14,077	4,104	247,118
Southeast Segment	318,737	10,971	3,398	333,106
Corporate and unallocated (b)	192,287	—	—	192,287
Total	$1,463,055	$28,531	$12,662	$1,504,248
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.

Inventory Impairments and Abandonments
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Projects in Progress:
West	$—	$92,912	$—
Southeast	—	858	793
Corporate and unallocated (a)	—	16,260	212
Total impairments on projects in progress	$—	$110,030	$1,005
Land Held for Sale:
West	$89	$37,963	$—
East	—	—	168
Southeast	8	—	3,218
Corporate and unallocated (a)	1,160	625	2,108
Total impairments on land held for sale	$1,257	$38,588	$5,494
Abandonments:
West	$923	$—	$—
East	82	—	—
Southeast	641	—	—
Total abandonments	$1,646	$—	$—
Total continuing operations	$2,903	$148,618	$6,499
Discontinued Operations:
Land Held for Sale	$—	$—	$450
Total discontinued operations	$—	$—	$450
Total impairments and abandonments	$2,903	$148,618	$6,949
(a) Amount represents capitalized interest and indirect costs that were impaired. Capitalized interest and indirect costs are maintained within our Corporate and unallocated segment.
Projects in Progress Impairments
When conducting our community level review for the recoverability of inventory related to projects in progress, we consider both qualitative and quantitative factors to establish a quarterly “watch list” of communities. Each community is evaluated qualitatively and quantitatively to determine if there are factors driving the low profitability levels. Communities with more than ten homes remaining to close with potential indicators of impairment resulting from this initial evaluation are subjected to additional financial and operational reviews that consider the competitive environment and other factors contributing to gross margins below our specified threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, it may be prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that assets may not be recoverable, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and quantitative analyses reflecting market and asset specific information. The quantitative analyses compare the projected future undiscounted cash flows for each such community with its current carrying value. If the aggregate undiscounted cash flows from our quantitative analyses are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying value, we perform a discounted cash flow analysis to determine the fair value of the community.
During the year ended September 30, 2020, we performed our quarterly inventory impairment assessment taking into consideration the qualitative and quantitative factors discussed above, and determined that no community required a formal impairment analysis (projected cash flow analysis). No project in progress impairment charges were recognized during fiscal 2020.

During the year ended September 30, 2019, we performed discounted cash flow analysis on ten communities, nine in the West segment and one in the Southeast segment, and recognized a total of $110.0 million impairment charges related to our projects in progress. Refer to below for further discussion.
During the year ended September 30, 2018, we performed discounted cash flow analysis on one community in the Southeast segment, and recognized an impairment charge of $1.0 million principally due to a reduction in price taken that is other than temporary based on the competitive and market dynamics.
The table below presents, by reportable segment, details of the impairment charges taken on projects in progress for the periods presented (no discounted cash flow analysis was performed during fiscal 2020):

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
(a) Amount represents the capitalized interest and indirect cost that were impaired. Capitalized interest and indirect costs are maintained within our Corporate and unallocated segment.
During the second quarter of fiscal 2019, we recognized impairment charges of $147.6 million related to fifteen communities in our California submarkets, all of which were previously land held for future development assets. As of the beginning of the quarter, nine of these communities were included in projects in progress due to their activation for development in prior periods, while the remaining six communities were classified as land held for future development (refer to below section titled "Land Held for Sale Impairments" for further discussion). We performed discounted cash flow analyses for the nine communities in projects in progress and recognized $109.0 million impairment charges, principally due to a reduction in price that is other than temporary based on competitive and market dynamics.
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
The table below presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the periods presented:

	Fiscal Year Ended September 30,
Unobservable Inputs	2019	2018
Average selling price (in thousands)	$350 - $615	$356
Closings per community per month	1 - 4	1 - 6
Discount rate	14.7% - 16.8%	15.1%

Land Held for Sale Impairments
Impairments on land held for sale generally represent write downs of these properties to net realizable value based on sales contracts, letters of intent, current market conditions and recent comparable land sale transactions, as applicable. Absent an executed sales contract, our assumptions related to land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results.
During the year ended September 30, 2020, we recognized $1.3 million land held for sales impairment charges related to two held for sale communities in our West and Southeast segments.
During the second quarter of fiscal 2019, concurrent with the California projects in progress impairment analyses described above, we performed a strategic review of our remaining land held for future development assets in California and determined to sell these parcels. As a consequence of change in strategy with respect to the future use of these assets, we recognized land held for sale impairments totaling $38.6 million for six communities in our West segment.
During the year ended September 30, 2018, we recognized $5.5 million land held for sales impairment charges related to two held for sale communities in the East and Southeast segments. In addition, we recognized $0.5 million land held for sales impairment charges related to one held for sale community in our discontinued operations.
Abandonments
From time-to-time, we may determine to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, or no longer fit with our long-term strategic plan. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. During the year ended September 30, 2020, we recognized $1.6 million abandonment charges related to six under contract land acquisition deals that we decided to terminate. There were no abandonment charges recognized during our fiscal 2019 and 2018.
Lot Option Agreements
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

The following table provides a summary of our interests in lot option agreements as of September 30, 2020 and September 30, 2019:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of September 30, 2020
Unconsolidated lot option agreements	$75,921	$395,133
As of September 30, 2019
Unconsolidated lot option agreements	$78,202	$389,705
(6) Interest
Interest capitalized during the fiscal years ended September 30, 2020, 2019 and 2018 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Capitalized interest in inventory, beginning of period	$136,565	$144,645	$139,203
Interest incurred	87,224	103,970	103,880
Capitalized interest impaired	(792)	(13,907)	(1,961)
Interest expense not qualified for capitalization and included as other expense (a)	(8,468)	(3,109)	(5,325)
Capitalized interest amortized to home construction and land sales expenses (b)	(94,870)	(95,034)	(91,152)
Capitalized interest in inventory, end of period	$119,659	$136,565	$144,645
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
(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2020 and September 30, 2019:

in thousands	September 30, 2020	September 30, 2019
Model furnishings and sales office improvements	$17,604	$21,114
Information systems	14,930	15,045
Furniture, fixtures and office equipment	10,287	10,068
Leasehold improvements	4,959	5,136
Buildings and improvements	1,671	1,671
Property and equipment, gross	49,451	53,034
Less: Accumulated depreciation	(27,171)	(25,613)
Property and equipment, net	$22,280	$27,421

(8) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of September 30, 2020 and September 30, 2019:

in thousands	Maturity Date	September 30, 2020	September 30, 2019
Senior Unsecured Term Loan (Term Loan)	September 2022	$100,000	$150,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	394,000	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(10,891)	(12,470)
Total Senior Notes, net		1,062,664	1,111,085
Junior Subordinated Notes (net of unamortized accretion of $32,636 and $34,703, respectively)	July 2036	68,137	66,070
Secured Revolving Credit Facility	February 2022 (a)	—	—
Other Secured Notes Payable	Various Dates	—	1,154
Total debt, net		$1,130,801	$1,178,309
(a) On October 8, 2020, the Company executed a Ninth Amendment to the Facility. The Ninth Amendment extended the termination date of the Facility from February 15, 2022 to February 15, 2023. For further discussion of the Ninth Amendment, refer to Note 21.
As of September 30, 2020, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
in thousands
2021	$50,000
2022	50,000
2023	—
2024	—
2025	229,555
Thereafter	844,773
Total	$1,174,328
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. The Facility is currently with four lenders.
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real property. We also pledged approximately $1.1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility). As of September 30, 2020 and September 30, 2019, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $250.0 million. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of September 30, 2020, the Company believes it was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan). The principal balance as of September 30, 2020 is $100.0 million. The Term Loan will (1) mature in September 2022, with remaining $50.0 million annual repayment installments due in September 2021 and September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of September 30, 2020, the Company believes it was in compliance with all such covenants.

Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2020 and September 30, 2019, the Company had letters of credit outstanding under these additional facilities of $12.7 million and $14.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of September 30, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $36.1 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of September 30, 2020.
We recognized $24.9 million in loss on extinguishment of debt in fiscal 2019 compared to no such charges in fiscal 2020.

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
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first 10 years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.25% as of September 30, 2020. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2020, the unamortized accretion was $32.6 million and will be amortized over the remaining life of the notes. As of September 30, 2020, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Balance at beginning of period	$13,388	$15,331	$18,091
Accruals for warranties issued (a)	10,910	11,847	13,755
Changes in liability related to warranties existing in prior periods	(1,352)	(1,686)	(2,401)
Payments made	(9,894)	(12,104)	(14,114)
Balance at end of period	$13,052	$13,388	$15,331
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home.

Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred above specified thresholds for each period covered. Amounts recorded for anticipated insurance recoveries are reflected within the consolidated statements of operations as a reduction of home construction expenses. Amounts not yet received from our insurer are recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable on our consolidated balance sheets.
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
Beginning June 25, 2019, several shareholder derivative lawsuits relating to the same inventory impairment charges discussed above were filed against Beazer Homes USA, Inc., certain of our officers and members of our Board of Directors in the U.S. District Court for the Northern District of Georgia. The plaintiffs in these cases allege breaches of fiduciary duty, unjust enrichment and violations of the federal securities laws. These federal actions have been consolidated into a single derivative action. Additionally, a substantially similar derivative action has been filed in the Superior Court of Fulton County, Georgia. The plaintiffs in each of these actions seek, among other things, monetary damages, disgorgement of profits and attorneys’ and experts’ fees, but do not specify any specific amounts. On October 25, 2020, the Court granted a motion to dismiss the consolidated federal action but provided the plaintiffs an opportunity to attempt to amend their complaint. We continue to believe the allegations are without merit and intend to continue to vigorously defend against the claims. However, because the outcome of these legal proceedings cannot be predicted with certainty, we have determined that the amount of any possible losses or range of possible losses in connection with these matters is not reasonably estimable.
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
We have an accrual of $5.0 million and $3.4 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of September 30, 2020 and 2019, respectively.
We had outstanding letters of credit and surety bonds of $48.8 million and $248.2 million, respectively, as of September 30, 2020, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the fiscal year ended September 30, 2020, we recognized no impairments on projects in process and $1.3 million on land held for sale. During the fiscal year ended September 30, 2019, we recognized impairments of $110.0 million on projects in process and $38.6 million on land held for sale. During the fiscal year ended September 30, 2018, we recognized impairments of $1.0 million on projects in process and $5.9 million on land held for sale.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of September 30, 2020
Deferred compensation plan assets (a)	$—	$2,339	$—		$2,339
Land held for sale (b)	—	—	6,240	(c)	6,240
As of September 30, 2019
Deferred compensation plan assets (a)	$—	$1,970	$—		$1,970
Development projects in progress (b)	—	—	84,982	(c)	84,982
Land held for sale (b)	—	—	5,207	(c)	5,207
As of September 30, 2018
Deferred compensation plan assets (a)	$—	$1,578	$—		$1,578
Development projects in progress (b)	—	—	1,312	(c)	1,312
Land held for sale (b)	—	—	1,724	(c)	1,724
Unconsolidated entity investments	—	—	80		80
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
(c) Amount represents the impairment-date fair value of the development projects in progress and land held for sale assets that were impaired during the period indicated.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, amounts due under the Facility (if outstanding), and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to consolidated inventory not owned approximate fair value.

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of September 30, 2020 and September 30, 2019:

	As of September 30, 2020		As of September 30, 2019
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes (b)	$1,062,664	$1,098,117	$1,111,085	$1,115,011
Junior Subordinated Notes (c)	68,137	68,137	66,070	66,070
Total	$1,130,801	$1,166,254	$1,177,155	$1,181,081
(a) Carrying amounts are net of debt issuance costs or accretion.
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
Operating lease expense is included as a component of general and administrative expenses in our consolidated statements of operations. For the fiscal year ended September 30, 2020, we recorded operating lease expense of $4.5 million. Cash payments on lease liabilities during the fiscal year ended September 30, 2020 totaled $4.6 million. Sublease income and variable lease expenses are de minimis. The Company increased both its operating lease ROU asset and operating lease liability by $3.1 million as a result of additional leases that commenced during the fiscal year ended September 30, 2020.
At September 30, 2020, weighted-average remaining lease term and discount rate were as follows:

Weighted-average remaining lease term	5.1 years
Weighted-average discount rate	4.87%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2020:

Fiscal Year Ended September 30,
in thousands
2021	$4,604
2022	3,743
2023	2,933
2024	1,818
2025	1,518
Thereafter	2,791
Total lease payments	17,407
Less: imputed interest	2,074
Total operating lease liabilities	$15,333
Under ASC 840, Leases (ASC 840), the Company’s total rental expense was $5.8 million and $4.8 million for 2019 and 2018, respectively.
At September 30, 2019, under ASC 840, the future minimum rental commitments totaled $20.2 million under non-cancelable operating leases as follows: 2020 - $4.7 million; 2021 - $4.5 million; 2022 - $3.6 million; 2023 - $2.9 million; 2024 - $1.8 million; and $2.6 million thereafter.
(12) Other Liabilities
Other liabilities include the following as of September 30, 2020 and September 30, 2019:

in thousands	September 30, 2020	September 30, 2019
Accrued compensations and benefits	$50,246	$36,237
Accrued interest	23,870	12,767
Customer deposits	18,937	11,539
Accrued warranty expenses	13,052	13,388
Litigation accruals	4,981	3,420
Income tax liabilities	584	648
Other	24,313	31,430
Total	$135,983	$109,429
(13) Income Taxes
The Company's expense (benefit) from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Current federal (a)	$(4,641)	$(4,935)	$57
Current state	485	693	512
Deferred federal (b)	20,639	(31,291)	102,082
Deferred state (c)	1,490	(1,684)	(8,167)
Total expense (benefit)	$17,973	$(37,217)	$94,484
(a) Fiscal 2020 federal current benefit is primarily driven by the expected refund of our remaining alternative minimum tax credit balance due to the enactment of the CARES Act. Fiscal 2019 federal current benefit is primarily driven by the expected refund of half of our outstanding alternative minimum tax credit that became refundable due to the enactment of the Tax Cuts and Jobs Act. See further discussion below.
(b) Fiscal 2018 federal deferred expense is primarily driven by the remeasurement of our deferred tax asset at the newly enacted 21.0% federal tax rate as a result of the Tax Cuts and Jobs Act, partially offset by the release of the remaining valuation allowance on our federal deferred tax assets.

(c) Fiscal 2018 state deferred benefit is primarily driven by the release of valuation allowance in certain operating jurisdictions; refer to discussion below titled “Valuation Allowance.”
The expense from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Income tax computed at statutory rate	$14,971	$(24,494)	$12,112
State income taxes, net of federal benefit	1,300	(590)	111
Deferred rate change	260	(88)	110,071
Decrease in valuation allowance - other (a)	—	—	(27,370)
Changes in uncertain tax positions	(2)	(7)	598
Permanent differences	2,177	2,908	2,133
Tax credits	(939)	(14,902)	(3,174)
Other, net	206	(44)	3
Total expense (benefit)	$17,973	$(37,217)	$94,484
(a) For fiscal 2018, amount represents a $27.4 million release of the valuation allowance on our federal and state deferred tax assets; refer to discussion below titled “Valuation Allowance.” Due to our fiscal year end and the enactment of the Tax Cuts and Jobs Act, our fiscal 2018 provision was calculated using a blended 24.5% federal tax rate.
The principal differences between our effective tax rate and the U.S. federal statutory rate for fiscals 2020 and 2019 relate to state taxes, permanent differences and tax credits.
We recognized income tax expense from continuing operations of $18.0 million in our fiscal 2020, compared to income tax benefit from continuing operations of $37.2 million in our fiscal 2019 and income tax expense from continuing operations of $94.5 million in our fiscal 2018. The income tax expense in our fiscal 2020 primarily resulted from income generated in the current year and our permanent book/tax differences, partially offset by the generation of additional federal tax credits. The income tax benefit in our fiscal 2019 primarily resulted from the loss generated in the fiscal year and the generation of additional federal tax credits. In fiscal 2018, our income tax expense primarily resulted from income generated in the fiscal year and the remeasurement of our deferred tax asset at a lower 21% federal tax rate, partially offset by the additional release of valuation allowance and the generation of federal tax credits. Due to the effects of changes in our valuation allowance on our deferred tax balance, tax credits and changes in our unrecognized tax benefits, our effective tax rates in fiscal 2020, 2019, and 2018 are not meaningful metrics, as our income tax amounts were not directly correlated to the amount of our pretax income (loss) for those periods.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2020 and September 30, 2019:

in thousands	September 30, 2020	September 30, 2019
Deferred tax assets:
Federal and state tax carryforwards	$192,981	$208,360
Inventory adjustments	34,971	42,605
Intangible assets	13,993	17,209
Incentive compensation	13,116	9,360
Warranty and other reserves	5,503	4,302
Property, equipment and other assets	2,197	2,255
Uncertain tax positions	723	729
Other	844	623
Total deferred tax assets	264,328	285,443
Valuation allowance	(39,185)	(38,486)
Net deferred tax assets	$225,143	$246,957

As of September 30, 2020, our gross deferred tax assets above included $120.0 million for federal net operating loss carryforwards, $42.8 million for state net operating loss carryforwards, and $33.6 million for general business credits. The net operating loss carryforwards expire at various dates through 2033, and the general business credits expire at various dates through 2040. The alternative minimum tax credit became a refundable credit when the alternative minimum tax was eliminated with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. For the year-ended September 30, 2019, we recorded our initial refund claim of $4.6 million, or half of our outstanding $9.2 million credit. During fiscal 2020, the enactment of the Coronavirus Aid, Relief and Economic Security (CARES) Act on March 27, 2020 enabled us to claim the entire $9.2 million alternative minimum tax credit with the filing of our fiscal 2019 return and the amount was recorded in our income tax receivable. We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Because the five-year period has expired, we have determined the actual impact and final classification of those amounts, which are properly reflected in the amounts presented above. The actual realization of our deferred tax assets is difficult to predict and is dependent on future events.
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
During fiscal 2018, we concluded that it was more likely than not that all of our federal tax attributes and additional portions of our state tax assets would be realized over their remaining recovery periods. This conclusion was based on an evaluation of all relevant evidence, both positive and negative, that would impact our ability to realize our deferred tax assets. The positive evidence included continued improvements in our pre-tax earnings profile, recent acquisitions and community count growth in future years, tax planning strategies, and increases to our future taxable income due to the enactment of the Tax Cuts and Jobs Act. The negative evidence included a number of factors within the homebuilding industry, notably recent market related impacts to costs of production, labor constraints, mortgage interest rate forecasts, and the position of the current housing cycle. We continue to maintain levels of backlog and community count to support our expectations of future profitability. During fiscal 2018, the Company completed its plan to repurchase portions of its outstanding debt, which altered its debt maturity and interest rate profile through new issuances and redemptions of prior issuances. The change in the Company's debt portfolio will create future interest expense savings that further support its estimates of future profitability.
During fiscal 2019, our conclusions on whether we are more likely than not to realize all of our federal tax attributes and certain portions of our state tax attributes remain consistent with our fiscal 2018 determinations. For fiscal 2019, a number of additional positive and negative factors were considered as part of our analysis. The negative factors for fiscal 2019 included current period operating losses, primarily a result of impairments recorded on a number of long held assets in our California submarkets and a loss on debt extinguishment charge in the fourth quarter. The positive factors included a recovery in housing demand throughout the year that resulted in backlog levels consistent with prior year, interest savings from our current year debt repurchases and debt refinance, a new multi-year debt reduction strategy, and additional changes in our taxable income as we continue to account for the changes to the tax code under the Tax Cuts and Jobs Act and the related state impacts.
In fiscal 2020, we analyzed a number of additional positive and negative factors to determine whether we are more likely than not to realize all our federal tax attributes and certain portions of our state tax attributes. The significant positive factors included our current earnings from continuing operations and increased backlog over the prior year, as well as continued interest savings from our current debt reduction strategy. The negative factors for fiscal 2020 generally included uncertainties and long-term impacts to the broader economy as a result of the COVID-19 pandemic. Our fiscal 2020 determinations remain consistent with our fiscal 2018 and 2019 determinations. As of September 30, 2020, the Company will have to cumulatively generate approximately $915.5 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2040. As we continue to monitor the impacts of the COVID-19 pandemic on our business, any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets.
As of September 30, 2020, valuation allowance of $39.2 million remains on various state attributes for which the Company has concluded it is not more likely than not that these attributes would be realized at that time.

Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Balance at beginning of year	$3,473	$3,494	$3,804
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Reductions in tax positions of prior years	—	—	—
Lapse of statute of limitations	(32)	(21)	(310)
Balance at end of year	$3,441	$3,473	$3,494
If we were to recognize our $3.4 million of gross unrecognized tax benefits remaining as of September 30, 2020, substantially all would impact our effective tax rate. Additionally, we had no accrued interest and penalties as of September 30, 2020 and an immaterial amount of accrued interest and penalties as of September 30, 2019. We record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of September 30, 2020, it is reasonably possible that $83 thousand of our uncertain tax positions will reverse within the next twelve months.
(14) Stockholders' Equity
Preferred Stock
The Company currently has no shares of preferred stock outstanding.
Common Stock
As of September 30, 2020, the Company had 63,000,000 shares of common stock authorized and 31,012,326 shares both issued and outstanding.
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
During fiscal 2020, the Company repurchased approximately 362,000 shares of its common stock for $3.3 million at an average price per share of $9.20 during the first half of fiscal 2020 through open market transactions and 10b5-1 plans. All shares have been retired upon repurchase. As of September 30, 2020, the remaining availability of the share repurchase program was $12.0 million.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2020, 2019, or 2018.
Section 382 Rights Agreement
Prior to fiscal 2019, the Company’s stockholders had approved amendments to the Company’s Certificate of Incorporation (the Protective Amendment) designed to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382. In February 2019, the Company’s stockholders approved an extension of the term of the Protective Amendment and approved a Section 382 Rights Agreement that was adopted by our Board of Directors. These instruments are intended to act as deterrents to any person or group, together with their affiliates and associates, from being or becoming the beneficial owner of 4.95% or more of the Company’s common stock.

(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
The Company sponsors a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. The Company matches 50% of the first 6% of the participant's contributions. The participant's contributions vest immediately, while the Company's contributions vest over five years. The total Company contributions for the fiscal years ended September 30, 2020, 2019, and 2018 were approximately $3.4 million, $3.6 million, and $3.3 million, respectively. During fiscal 2020, 2019, and 2018, participants forfeited $1.0 million, $0.7 million, and $0.7 million, respectively, of unvested matching contributions.
Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $2.3 million and $2.0 million as of September 30, 2020 and 2019, respectively, are included in other assets on our consolidated balance sheets and are recorded at fair value. Deferred compensation liabilities of $5.6 million and $4.9 million as of September 30, 2020 and 2019, respectively, are included in other liabilities on our consolidated balance sheets. For the years ended September 30, 2020, 2019 and 2018, the Company contributed approximately $0.2 million, $0.2 million, and $0.2 million, respectively, to the DCP in the form of voluntary contributions.
(16) Stock-Based Compensation
The Company has shares available for grant under the Amended and Restated 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). We issue new shares upon the exercise of stock options and the vesting of restricted stock awards. In cases of forfeitures and cancellations, those shares are returned to the share pool for future issuance. As of September 30, 2020, we had approximately 2.7 million shares of common stock for issuance under our various equity incentive plans, of which approximately 2.3 million shares are available for future grants.
Stock-based compensation expense is included in general and administrative expenses in our consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the fiscal years ended 2020, 2019, and 2018, respectively.

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Stock options expense	$133	$178	$225
Restricted stock awards expense	9,903	10,348	10,033
Stock-based compensation expense	$10,036	$10,526	$10,258
Stock Options
We have issued stock options to officers and key employees under the 2014 Plan and the 2010 Equity Incentive Plan (the 2010 Plan). Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant, and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options generally expire on the seventh or eighth anniversary from the date such options were granted, depending on the terms of the award.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of September 30, 2020, the intrinsic value of our stock options outstanding, vested or expected to vest in the future, vested and exercisable were $0.2 million, $0.2 million, and $0.1 million, respectively. As of September 30, 2020 and September 30, 2019, there was less than $0.1 million and $0.1 million, respectively, of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2020 is expected to be recognized over a weighted-average period of 0.4 years.

During fiscal 2018, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (ESOP). This program is available to all full-time employees and is designed to enable employees to share in potential price appreciation of the Company's stock. The ESOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying shares are purchased by the employee, which is also the ESOP grant date. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the ESOP is limited to 100,000, of which 31,732 options were granted through the end of fiscal 2020.
During the year ended September 30, 2020, we issued 950 stock options, all were issued under the ESOP, each for one share of the Company's stock. These stock options typically vest ratably over two years from the date of grant.
We used the following valuation assumptions for stock options granted for the periods presented:

	Fiscal Year Ended September 30,
	2020	2019	2018
Expected life of options	5.7 years	5.0 years	5.0 years
Expected volatility	51.52%	46.69%	44.71%
Expected dividends	—	—	—
Weighted-average risk-free interest rate	0.43%	2.70%	2.10%
Weighted-average fair value	$4.99	$4.50	$8.30
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
Following is a summary of stock option activity for the periods presented is as follows:

	2020		2019		2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	523,754	$14.34	533,052	$14.26	593,753	$14.76
Granted	950	10.67	30,782	10.23	25,230	19.99
Exercised	(128,921)	11.01	(31,450)	10.00	(8,411)	7.52
Expired	—	—	—	—	(61,967)	23.19
Forfeited	(3,318)	9.55	(8,630)	10.45	(15,553)	10.46
Outstanding at end of period	392,465	$15.47	523,754	$14.34	533,052	$14.26
Exercisable at end of period	354,796	$15.90	470,501	$14.42	479,538	$14.03
Vested or expected to vest in the future	391,968	$15.48	521,362	$14.36	533,052	$14.26

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2020:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price
$1 - $10	37,433	4.7	$8.48	22,571	3.6	$7.52
$11 - $15	181,990	1.5	13.27	174,970	1.3	13.34
$16 -$20	173,042	1.7	19.30	165,148	1.5	19.25
$1 - $20	392,465	1.9	$15.47	362,689	1.5	$15.67
Information pertaining to the intrinsic value of options exercised and the fair market value of options that vested is below:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Intrinsic value of options exercised	$587	$90	$76
Fair market value of options vested	144	178	296
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2020 and September 30, 2019, there was $9.0 million and $9.0 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2020 is expected to be recognized over a weighted-average period of 1.7 years.
We have issued restricted stock awards to officers and key employees under both the 2014 Plan and the 2010 Plan. During fiscal 2020, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.
Performance-Based Restricted Stock Awards
During the year ended September 30, 2020, we issued 260,131 shares of performance-based restricted stock (2020 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2020 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2020 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $16.98 per share on the date of grant.

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

	Fiscal Year Ended September 30,
	2020	2019	2018
Expected volatility	21.2% - 54.8%	21.0% - 57.1%	21.1% - 61.2%
Risk-free interest rate	1.61%	2.92%	1.81%
Dividend yield	—	—	—
Grant-date stock price	$15.62	$9.82	$20.50
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
The performance criteria of the 2018 Performance Share grant were satisfied as of September 30, 2020. Based on the actual performance level achieved, 222,165 performance-based restricted stock awards from the 2018 Performance Share grant will cliff vest at the end of the three-year vesting period on November 16, 2020. Of the total $6.3 million compensation cost related to these awards, we have recognized $2.6 million, $2.3 million, and $1.1 million during the fiscal years ended September 30, 2020, 2019, and 2018, respectively. The remaining $0.3 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2021.

Time-Based Restricted Stock Awards
During the year ended September 30, 2020, we also issued 327,571 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Year Ended September 30, 2020
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	778,814	$13.60	611,607	$12.11	1,390,421	$16.53
Granted	260,131	16.98	327,571	15.29	587,702	16.04
Vested	(242,921)	13.60	(302,255)	11.89	(545,176)	12.65
Forfeited	—	—	(26,793)	13.79	(26,793)	13.79
End of period	796,024	$14.71	610,130	$13.85	1,406,154	$14.34

	Year Ended September 30, 2019
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	644,785	$16.47	431,783	$16.60	1,076,568	$16.53
Granted (a)	467,819	9.95	448,657	9.82	916,476	9.89
Vested (a)	(321,833)	15.36	(212,558)	16.41	(534,391)	15.78
Forfeited	(11,957)	13.44	(56,275)	12.20	(68,232)	12.42
End of period	778,814	$13.60	611,607	$12.11	1,390,421	$16.53
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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Fiscal Year Ended September 30,
in thousands, except per share data	2020	2019	2018
Numerator:
Income (loss) from continuing operations	$53,316	$(79,421)	$(45,046)
Loss from discontinued operations, net of tax	(1,090)	(99)	(329)
Net income (loss)	$52,226	$(79,520)	$(45,375)

Denominator:
Basic weighted-average shares	29,704	30,617	32,141
Dilutive effect of restricted stock awards	229	—	—
Dilutive effect of stock options	15	—	—
Diluted weighted-average shares (a)	29,948	30,617	32,141

Basic income (loss) per share:
Continuing operations	$1.80	$(2.59)	$(1.40)
Discontinued operations	(0.04)	(0.01)	(0.01)
Total	$1.76	$(2.60)	$(1.41)

Diluted income (loss) per share:
Continuing operations	$1.78	$(2.59)	$(1.40)
Discontinued operations	(0.04)	(0.01)	(0.01)
Total	$1.74	$(2.60)	$(1.41)
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

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Stock options	375	524	533
Time-based restricted stock	46	612	432
Performance-based restricted stock	—	779	645

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
West: Arizona, California, Nevada, and Texas
East: Delaware, Indiana, Maryland, New Jersey(a), Tennessee, and Virginia
Southeast: Florida, Georgia, North Carolina, and South Carolina
(a) During fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division; therefore, it is no longer considered an active operation. However, it is included in this listing because the segment information below continues to include New Jersey.
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
The following tables contain our revenue, operating income (loss), and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Revenue
West	$1,183,339	$1,014,702	$1,014,803
East	477,624	514,961	524,563
Southeast	466,114	558,076	567,767
Total revenue	$2,127,077	$2,087,739	$2,107,133

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Operating income (loss) (a)
West	$161,786	$(5,492)	$142,310
East	56,319	51,576	57,372
Southeast	40,746	40,165	45,950
Segment total	258,851	86,249	245,632
Corporate and unallocated (b)	(179,744)	(176,145)	(164,084)
Total operating income (loss)	$79,107	$(89,896)	$81,548
(a) Operating income (loss) is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 for further information). For the year ended September 30, 2020, September 30, 2019, and September 30, 2018, we recognized $1.7 million, $131.7 million and $4.2 million of inventory impairment and abandonment charges, respectively, at our three reportable segments.
(b) Corporate and unallocated operating loss includes amortization of capitalized interest, movement in capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and other amounts that are not allocated to our operating segments. For the year ended September 30, 2020, September 30, 2019, and September 30, 2018, we wrote off $1.2 million, $16.9 million, and $2.3 million of capitalized interest and capitalized indirect costs, respectively (see Note 5 for further information).

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Depreciation and amortization
West	$8,227	$6,456	$7,062
East	2,458	3,250	2,619
Southeast	2,857	3,455	3,053
Segment total	13,542	13,161	12,734
Corporate and unallocated (a)	2,098	1,598	1,073
Total depreciation and amortization	$15,640	$14,759	$13,807
(a) Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Capital Expenditures
West	$5,063	$11,635	$8,152
East	2,237	2,518	2,234
Southeast	2,985	3,086	3,112
Corporate and unallocated	357	4,117	3,522
Total capital expenditures	$10,642	$21,356	$17,020
The following table presents assets by segment as of September 30, 2020 and 2019:

in thousands	September 30, 2020	September 30, 2019
Assets
West	$658,909	$751,110
East	267,050	286,340
Southeast	301,827	359,431
Corporate and unallocated (a)	779,694	560,763
Total assets	$2,007,480	$1,957,644
(a) Corporate and unallocated total assets primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

(19) Discontinued Operations
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
We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2020 or September 30, 2019. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the periods presented were as follows:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Total revenue	$—	$55	$633
Home construction and land sales expenses (a)	1,245	61	612
Inventory impairments and abandonments	—	—	450
Gross loss	(1,245)	(6)	(429)
General and administrative expenses	173	125	101
Operating loss	(1,418)	(131)	(530)
Equity in (loss) income of unconsolidated entities	—	(1)	93
Other income (expense), net	19	5	(4)
Loss from discontinued operations before income taxes	(1,399)	(127)	(441)
Benefit from income taxes	(309)	(28)	(112)
Loss from discontinued operations, net of tax	$(1,090)	$(99)	$(329)
(a) Home construction and land sales expenses for the year ended September 30, 2020 include a $1.3 million litigation settlement accrual relating to a case regarding alleged past construction defects in our discontinued operations.

(20) Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information is as follows for the periods presented:

in thousands, except per share data	Quarter Ended
Fiscal 2020	December 31	March 31	June 30	September 30
Total revenue	$417,804	$489,413	$533,112	$686,748
Gross profit (a)	63,137	78,845	89,058	116,600
Operating income	3,946	16,424	23,151	35,586
Net income from continuing operations (b)	2,804	10,615	15,270	24,627
Basic EPS from continuing operations (c)	$0.09	$0.36	$0.51	$0.83
Diluted EPS from continuing operations (c)	$0.09	$0.35	$0.51	$0.82

Fiscal 2019
Total revenue	$402,040	$421,260	$482,738	$781,701
Gross profit (loss)(a)	60,655	(82,680)	71,764	116,297
Operating income (loss)	3,506	(138,950)	9,543	36,005
Net income (loss) from continuing operations (b)	7,322	(100,832)	11,625	2,464
Basic EPS from continuing operations (c)	$0.23	$(3.28)	$0.38	$0.08
Diluted EPS from continuing operations (c)	$0.23	$(3.28)	$0.38	$0.08
(a)Gross profit (loss) in fiscal 2020 and 2019 includes inventory impairment and abandonments as follows:

in thousands	Fiscal 2020	Fiscal 2019
1st Quarter	$—	$1,007
2nd Quarter	—	147,611
3rd Quarter	2,266	—
4th Quarter	637	—
	$2,903	$148,618
(b) Net income (loss) from continuing operations in fiscal 2020 and 2019 includes gain (loss) on extinguishment of debt as follows:

in thousands	Fiscal 2020	Fiscal 2019
1st Quarter	$—	$—
2nd Quarter	—	216
3rd Quarter	—	358
4th Quarter	—	(25,494)
	$—	$(24,920)
(c) Amounts shown above for EPS for the quarterly periods are calculated separately from the full fiscal year amounts. Accordingly, quarterly amounts will not add to the respective annual amount.

(21) Subsequent Events
On October 8, 2020, the Company executed a Ninth Amendment to the Facility. The Ninth Amendment (1) extended the termination date of the Facility from February 15, 2022 to February 15, 2023; (2) permits the maximum aggregate amount of commitments under the Credit Agreement to be increased to up to $300.0 million pursuant to one or more additional incremental increases, subject to the approval of any lenders providing such increases; and (3) revises the minimum liquidity covenant such that if the interest coverage ratio is greater than or equal to 1.00 to 1.00 and the housing collateral ratio is greater than or equal to 1.75 to 1.00, the Company is required to maintain minimum liquidity of $50.0 million; and in all other cases, the Company is required to maintain minimum liquidity of $100.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
November 12, 2020
We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 12, 2020, expressed an unqualified opinion on those financial statements.
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
November 12, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2020. The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2020.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2020.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement for our 2021 Annual Meeting of Stockholders, which is expected to be filed on or before December 15, 2020.

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
Certificate of Amendment, dated as of November 8, 2019, and effective as of November 12, 2019, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.8 of the Company's Form 10-K for the year ended September 30, 2019)

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
Section 382 Rights Agreement, dated as of November 6, 2019, and effective as of November 14, 2019, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.18 of the Company's Form 10-K for the year ended September 30, 2019)

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

4.37	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*	—	Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended September 30, 2003)
10.2*	—	Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2008)
10.3*	—	Second Amended and Restated Corporate Management Stock Purchase Program (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended September 30, 2007)
10.4*	—	Director Stock Purchase Program (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended September 30, 2004)
10.5*	—	Form of Stock Option and Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended September 30, 2004)
10.6*	—	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended September 30, 2004)
10.7*	—
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

10.44	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2017)

10.45	—
Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders and issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, acting as agent, as amended (incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-Q filed on April 4, 2020)

10.46*	—	Amended and Restated 2014 Long-Term Incentive Plan (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 20, 2019)
10.47	—
Ninth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 13, 2020)

21	—	Subsidiaries of the Company
22	—	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22 of the Company's Form 10-Q for the quarter ended June 30, 2020)
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Represents a management contract or compensatory plan or arrangement.

(b)	Exhibits
Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

4.37	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)	Financial Statement Schedules
Reference is made to Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2020	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 12, 2020	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President, Chief Executive Officer and Director

Date:	November 12, 2020	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer

Date:	November 12, 2020	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 12, 2020	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 12, 2020	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 12, 2020	By:		/s/ Norma A. Provencio
			Name:	Norma A. Provencio
Director

Date:	November 12, 2020	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 12, 2020	By:		/s/ David J. Spitz
			Name:	David J. Spitz
Director

Date:	November 12, 2020	By:		/s/ C. Christian Winkle
			Name:	C. Christian Winkle
Director