Form 10-Q
period 2020-12-31
BEAZER HOMES USA INC
filed 2021-01-28
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Number of shares of common stock outstanding as of January 26, 2021: 31,244,247

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2020	September 30, 2020
ASSETS
Cash and cash equivalents	$244,628	$327,693
Restricted cash	17,420	14,835
Accounts receivable (net of allowance of $348 and $358, respectively)	18,599	19,817
Income tax receivable	9,203	9,252
Owned inventory	1,413,990	1,350,738
Investments in unconsolidated entities	3,928	4,003
Deferred tax assets, net	221,168	225,143
Property and equipment, net	22,111	22,280
Operating lease right-of-use assets	13,592	13,103
Goodwill	11,376	11,376
Other assets	8,459	9,240
Total assets	$1,984,474	$2,007,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$120,863	$132,192
Operating lease liabilities	15,560	15,333
Other liabilities	110,264	135,983
Total debt (net of debt issuance costs of $10,483 and $10,891, respectively)	1,131,725	1,130,801
Total liabilities	1,378,412	1,414,309
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,253,816 issued and outstanding and 31,012,326 issued and outstanding, respectively)	31	31
Paid-in capital	857,360	856,466
Accumulated deficit	(251,329)	(263,326)
Total stockholders’ equity	606,062	593,171
Total liabilities and stockholders’ equity	$1,984,474	$2,007,480
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2020	2019
Total revenue	$428,539	$417,804
Home construction and land sales expenses	352,781	354,667
Inventory impairments and abandonments	465	—
Gross profit	75,293	63,137
Commissions	16,507	16,065
General and administrative expenses	37,976	39,699
Depreciation and amortization	3,122	3,427
Operating income	17,688	3,946
Equity in loss of unconsolidated entities	(75)	(13)
Other expense, net	(1,452)	(1,340)
Income from continuing operations before income taxes	16,161	2,593
Expense (benefit) from income taxes	4,125	(211)
Income from continuing operations	12,036	2,804
Loss from discontinued operations, net of tax	(39)	(58)
Net income	$11,997	$2,746
Weighted average number of shares:
Basic	29,771	29,746
Diluted	30,086	30,138
Basic income (loss) per share:
Continuing operations	$0.40	$0.09
Discontinued operations	—	—
Total	$0.40	$0.09
Diluted income (loss) per share:
Continuing operations	$0.40	$0.09
Discontinued operations	—	—
Total	$0.40	$0.09
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	11,997	11,997
Stock-based compensation expense	—	—	3,511	—	3,511
Exercises of stock options	117	—	3	—	3
Shares issued under employee stock plans, net	411	—	—	—	—
Forfeiture and other settlements of restricted stock	—	—	—	—	—
Common stock redeemed for tax liability	(286)	—	(2,620)	—	(2,620)
Balance as of December 31, 2020	31,254	$31	$857,360	$(251,329)	$606,062

	Three Months Ended December 31, 2019
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive loss	—	—	—	2,746	2,746
Stock-based compensation expense	—	—	2,311	—	2,311
Exercises of stock options	47	—	173	—	173
Shares issued under employee stock plans, net	574	—	—	—	—
Forfeiture and other settlements of restricted stock	(1)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(170)	—	(2,646)	—	(2,646)
Balance as of December 31, 2019	31,383	$31	$852,055	$(312,806)	$539,280
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2020	2019
Cash flows from operating activities:
Net income	$11,997	$2,746
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,122	3,427
Stock-based compensation expense	3,511	2,311
Inventory impairments and abandonments	465	—
Deferred and other income tax expense (benefit)	4,114	(228)
Gain on sale of fixed assets	(95)	(63)
Change in allowance for doubtful accounts	(10)	9
Equity in loss from unconsolidated entities	75	13
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,228	6,947
Decrease in income tax receivable	49	303
Increase in inventory	(62,661)	(68,999)
Decrease in other assets	1,076	1,978
Decrease in trade accounts payable	(11,329)	(20,999)
Decrease in other liabilities	(26,120)	(11,975)
Net cash used in operating activities	(74,578)	(84,530)
Cash flows from investing activities:
Capital expenditures	(2,953)	(2,632)
Proceeds from sale of fixed assets	95	66
Return of capital from unconsolidated entities	—	19
Net cash used in investing activities	(2,858)	(2,547)
Cash flows from financing activities:
Repayment of debt	—	(1,150)
Repayment of borrowings from credit facility	—	(95,000)
Borrowings from credit facility	—	125,000
Debt issuance costs	(427)	—
Tax payments for stock-based compensation awards	(2,620)	(2,646)
Stock option exercises and other financing activities	3	(1,885)
Net cash (used in) provided by financing activities	(3,044)	24,319
Net decrease in cash, cash equivalents, and restricted cash	(80,480)	(62,758)
Cash, cash equivalents, and restricted cash at beginning of period	342,528	122,794
Cash, cash equivalents, and restricted cash at end of period	$262,048	$60,036
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
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (2020 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2020 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors, such as the effects of the coronavirus (“COVID-19”) pandemic and its influence on our future results.
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
Our fiscal year 2021 began on October 1, 2020 and ends on September 30, 2021. Our fiscal year 2020 began on October 1, 2019 and ended on September 30, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.

Share Repurchase Program
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively.
No share repurchases were made during the three months ended December 31, 2020. As of December 31, 2020, the remaining availability of the share repurchase program was $12.0 million.
Inventory Valuation
Inventory assets are assessed for recoverability no less than quarterly in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2020 Annual Report. Homebuilding inventories that are accounted for as held for development (projects in progress) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including home construction costs, direct overhead costs, capitalized indirect costs, capitalized interest, real estate taxes and allocated lot costs) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For communities that have been idled (land held for future development), all applicable carrying costs, such as interest and real estate taxes, are expensed as incurred, and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record land held for sale at the lower of the carrying value or fair value less costs to sell.
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

	Three Months Ended
	December 31,
in thousands	2020	2019
Homebuilding revenue	$424,229	$417,399
Land sales and other revenue	4,310	405
Total revenue (a)	$428,539	$417,804
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $22.9 million and $18.9 million as of December 31, 2020 and September 30, 2020, respectively. Of the customer liabilities outstanding as of September 30, 2020, $8.3 million was recognized in revenue during the three months ended December 31, 2020 upon closing of the related homes.

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
Recent Accounting Pronouncements
Fair Value Measurements. On October 1, 2020 we adopted Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework (ASU 2018-13). The updated guidance improves the disclosure requirements for fair value measurements. No retrospective adjustments were required.
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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2020	2019
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use assets (ASC 842 adoption)(a)	$—	$13,895
Beginning operating lease liabilities (ASC 842 adoption)(a)	—	16,028
Increase in operating lease right-of-use assets	1,391	—
Increase in operating lease liabilities	1,391	—
Supplemental disclosure of cash activity:
Interest payments	$27,048	$15,954
Income tax payments	—	—
Tax refunds received	49	303
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$244,628	$41,277
Restricted cash	17,420	18,759
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$262,048	$60,036
(a) On October 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) and related amendments, collectively codified in ASC 842, Leases (ASC 842). Upon adoption of ASC 842, we recorded net operating lease right-of-use (ROU) assets of $13.9 million and operating lease liabilities of $16.0 million. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating lease ROU assets.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of December 31, 2020, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2020 and September 30, 2020:

in thousands	December 31, 2020	September 30, 2020
Investment in unconsolidated entities	$3,928	$4,003
Total equity of unconsolidated entities	7,310	7,079
Total outstanding borrowings of unconsolidated entities	10,843	8,807
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2020	2019
Equity in loss of unconsolidated entities	$(75)	$(13)
For the three months ended December 31, 2020 and 2019, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of December 31, 2020 and September 30, 2020, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2020 and 2019, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of December 31, 2020, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of December 31, 2020 and September 30, 2020:

in thousands	December 31, 2020	September 30, 2020
Homes under construction	$625,296	$525,021
Development projects in progress	563,285	589,763
Land held for future development	23,068	28,531
Land held for sale	10,045	12,622
Capitalized interest	119,148	119,659
Model homes	73,148	75,142
Total owned inventory	$1,413,990	$1,350,738
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 109 (with a cost of $34.1 million) and 133 (with a cost of $42.2 million) substantially completed homes that were not subject to a sales contract (spec homes) as of December 31, 2020 and September 30, 2020, respectively.
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
Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable carrying costs, such as interest and real estate taxes, are expensed as incurred.
Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the audited consolidated financial statements within our 2020 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell.
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

Total owned inventory by reportable segment is presented in the table below as of December 31, 2020 and September 30, 2020:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2020
West Segment	$645,137	$3,483	$1,775	$650,395
East Segment	278,258	14,077	3,844	296,179
Southeast Segment	284,216	5,508	4,426	294,150
Corporate and unallocated (b)	173,266	—	—	173,266
Total	$1,380,877	$23,068	$10,045	$1,413,990
September 30, 2020
West Segment	$627,986	$3,483	$4,516	$635,985
East Segment	241,799	14,077	3,702	259,578
Southeast Segment	266,905	10,971	4,404	282,280
Corporate and unallocated (b)	172,895	—	—	172,895
Total	$1,309,585	$28,531	$12,622	$1,350,738
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
We performed our quarterly inventory impairment assessment for the quarter ended December 31, 2020 taking into consideration the qualitative and quantitative factors discussed above, and determined that no community required a formal impairment analysis (projected cash flow analysis). No project in progress impairment charges were recognized during the quarter ended December 31, 2020 and 2019, respectively. However, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventory in the future, and we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Impairments on land held for sale generally represent write downs of these properties to net realizable value based on sales contracts, letters of intent, current market conditions, and recent comparable land sale transactions, as applicable. Absent an executed sales contract, our assumptions related to land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results. There were no land held for sale impairment charges recognized during the quarter ended December 31, 2020 and 2019, respective

From time-to-time, we may determine to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. During the quarter ended December 31, 2020, we recognized $0.5 million abandonment charges in the East reportable segment related to one under contract land acquisition deal that we decided to terminate. There were no such abandonment charges during the quarter ended December 31, 2019.

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
The following table provides a summary of our interests in lot option agreements as of December 31, 2020 and September 30, 2020:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of December 31, 2020
Unconsolidated lot option agreements	$83,016	$493,845
As of September 30, 2020
Unconsolidated lot option agreements	$75,921	$395,133
(6) Interest
Interest capitalized during the three months ended December 31, 2020 and 2019 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2020	2019
Capitalized interest in inventory, beginning of period	$119,659	$136,565
Interest incurred	19,902	21,556
Interest expense not qualified for capitalization and included as other expense (a)	(1,600)	(1,442)
Capitalized interest amortized to home construction and land sales expenses (b)	(18,813)	(19,669)
Capitalized interest in inventory, end of period	$119,148	$137,010
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

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of December 31, 2020 and September 30, 2020:

in thousands	Final Maturity Date	December 31, 2020	September 30, 2020
Senior Unsecured Term Loan (Term Loan)	September 2022	$100,000	$100,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	394,000	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(10,483)	(10,891)
Total Senior Notes, net		1,063,072	1,062,664
Junior Subordinated Notes (net of unamortized accretion of $32,120 and $32,636, respectively)	July 2036	68,653	68,137
Revolving Credit Facility	February 2023	—	—
Total debt, net		$1,131,725	$1,130,801
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. The Facility is currently with four lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2020 Annual Report.
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
As of December 31, 2020, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity. As of September 30, 2020, no borrowings and no letters of credit were outstanding under the Facility. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of December 31, 2020, the Company believes it was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan). The principal balance as of December 31, 2020 was $100.0 million. The Term Loan (1) will mature in September 2022, with remaining $50.0 million annual repayment installments in September 2021 and September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of December 31, 2020, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of December 31, 2020 and September 30, 2020, the Company had letters of credit outstanding under these additional facilities of $11.7 million and $12.7 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.

In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of December 31, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $25.7 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of December 31, 2020.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and paid interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. The securities now have a floating interest rate as defined in the Junior Subordinated Notes Indenture, which was a weighted-average of 4.25% as of December 31, 2020. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company modified the terms of $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2020, the unamortized accretion was $32.1 million and will be amortized over the remaining life of the notes. As of December 31, 2020, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. For the three months ended December 31, 2020, we recorded operating lease expense of $1.1 million. Cash payments on lease liabilities during the three months ended December 31, 2020 totaled $1.4 million. Sublease income and variable lease expenses are de minimis.
At December 31, 2020, weighted-average remaining lease term and discount rate were as follows:

Weighted-average remaining lease term	5.1 years
Weighted-average discount rate	4.77%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2020:

Fiscal Years Ending September 30,
in thousands
2021 (a)	$3,364
2022	4,053
2023	3,254
2024	2,121
2025	1,824
Thereafter	3,000
Total lease payments	17,616
Less: Imputed interest	2,056
Total operating lease liabilities	$15,560
(a) Remaining lease payments are for the period beginning January 1, 2021 through September 30, 2021

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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2020	2019
Balance at beginning of period	$13,052	$13,388
Accruals for warranties issued (a)	2,254	1,665
Changes in liability related to warranties existing in prior periods	377	67
Payments made	(3,067)	(2,474)
Balance at end of period	$12,616	$12,646
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

Beginning June 25, 2019, several shareholder derivative lawsuits relating to the same inventory impairment charges discussed above were filed against Beazer Homes USA, Inc., certain of our officers and members of our Board of Directors in the U.S. District Court for the Northern District of Georgia. The plaintiffs in these cases allege breaches of fiduciary duty, unjust enrichment and violations of the federal securities laws. These federal actions have been consolidated into a single derivative action. Additionally, a substantially similar derivative action has been filed in the Superior Court of Fulton County, Georgia. The plaintiffs in each of these actions seek, among other things, monetary damages, disgorgement of profits and attorneys’ and experts’ fees, but do not specify any specific amounts. On October 5, 2020, the Court granted a motion to dismiss the consolidated federal action but provided the plaintiffs an opportunity to attempt to amend their complaint. An amended complaint was filed in late October, and a motion to dismiss this amended complaint is pending. We continue to believe the allegations are without merit and intend to vigorously defend against the claims. However, because the outcome of these legal proceedings cannot be predicted with certainty, we have determined that the amount of any possible losses or range of possible losses in connection with these matters is not reasonably estimable.
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
We have an accrual of $5.1 million and $5.0 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of December 31, 2020 and September 30, 2020, respectively.
We had outstanding letters of credit and surety bonds of approximately $37.4 million and $257.3 million, respectively, as of December 31, 2020, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three months ended December 31, 2020 and 2019 we recognized no impairments on projects in process or land held for sale.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of December 31, 2020
Deferred compensation plan assets (a)	$—	$2,552	$—		$2,552
As of September 30, 2020
Deferred compensation plan assets (a)	$—	$2,339	$—		$2,339
Land held for sale (b)	—	—	6,240	(c)	6,240
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
(c) Amount represents the impairment-date fair value of the land held for sale assets that were impaired during the period indicated.
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of December 31, 2020 and September 30, 2020:

	As of December 31, 2020		As of September 30, 2020
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes and Term Loan (b)	$1,063,072	$1,147,058	$1,062,664	$1,098,117
Junior Subordinated Notes (c)	68,653	68,653	68,137	68,137
Total	$1,131,725	$1,215,711	$1,130,801	$1,166,254
(a) Carrying amounts are net of unamortized debt issuance costs or accretion.
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

(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. The total income tax provision, including discontinued operations, was a tax expense of $4.1 million for the three months ended December 31, 2020, compared to an income tax benefit of $0.2 million for the three months ended December 31, 2019. Income tax expense for the three months ended December 31, 2020 was substantially driven by (1) income from continuing operations, and (2) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax benefit for the three months ended December 31, 2019 was primarily driven by (1) the completion of work necessary to claim an additional $0.7 million in tax credits related to prior fiscal years, and (2) the discrete impact related to stock-based compensation expense as a result of current period activity, partially offset by (3) income from continuing operations.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2020, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. As we continue to monitor the impacts of the COVID-19 pandemic on our business, any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2020, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2020 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three months ended December 31, 2020 and December 31, 2019, respectively.

	Three Months Ended
	December 31,
in thousands	2020	2019
Stock-based compensation expense	$3,511	$2,311
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2020:

	Three Months Ended
	December 31, 2020
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	392,465	$15.47
Exercised	(116,465)	13.33
Outstanding at end of period	276,000	$16.37
Exercisable at end of period	269,498	$16.53
Vested or expected to vest in the future	275,783	$16.38
As of December 31, 2020 and September 30, 2020, unrecognized compensation costs related to unvested stock options were less than $0.1 million. The remaining costs as of December 31, 2020 are expected to be recognized over a weighted-average period of 0.66 years.
Restricted Stock Awards
During the three months ended December 31, 2020, the Company issued time-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the three months ended December 31, 2020:

	Three Months Ended December 31, 2020
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	796,024	610,130	1,406,154
Granted (a)	164,296	246,550	410,846
Vested	(222,165)	(277,857)	(500,022)
End of period	738,155	578,823	1,316,978
(a) Each of our performance-based restricted share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2020, we issued 60,930 shares earned above target level based on the performance level achieved under the fiscal 2018 performance-based award plan.
As of December 31, 2020 and September 30, 2020, total unrecognized compensation costs related to unvested restricted stock awards was $12.5 million and $9.0 million, respectively. The remaining costs as of December 31, 2020 are expected to be recognized over a weighted average period of 1.92 years.

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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended December 31,
in thousands, except per share data	2020	2019
Numerator:
Income from continuing operations	$12,036	$2,804
Loss from discontinued operations, net of tax	(39)	(58)
Net income	$11,997	$2,746

Denominator:
Basic weighted-average shares	29,771	29,746
Dilutive effect of restricted stock awards	294	353
Dilutive effect of stock options	21	39
Diluted weighted-average shares (a)	30,086	30,138

Basic income (loss) per share:
Continuing operations	$0.40	$0.09
Discontinued operations	—	—
Total	$0.40	$0.09

Diluted income (loss) per share:
Continuing operations	$0.40	$0.09
Discontinued operations	—	—
Total	$0.40	$0.09
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect.

	Three Months Ended December 31,
in thousands	2020	2019
Stock options	242,793	210,509

(14) Other Liabilities
Other liabilities include the following as of December 31, 2020 and September 30, 2020:

in thousands	December 31, 2020	September 30, 2020
Accrued compensations and benefits	$26,826	$50,246
Customer deposits	22,917	18,937
Accrued interest	15,613	23,870
Warranty reserve	12,616	13,052
Litigation accruals	5,066	4,981
Income tax liabilities	722	584
Other	26,504	24,313
Total	$110,264	$135,983
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
Management’s evaluation of segment performance is based on segment operating income (loss). Operating income (loss) for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2020 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2020	2019
Revenue
West	$236,880	$254,398
East	97,964	78,040
Southeast	93,695	85,366
Total revenue	$428,539	$417,804

	Three Months Ended
	December 31,
in thousands	2020	2019
Operating income (loss)
West	$33,303	$30,331
East	11,368	5,321
Southeast	10,308	3,156
Segment total	54,979	38,808
Corporate and unallocated (a)	(37,291)	(34,862)
Total operating income	$17,688	$3,946

	Three Months Ended
	December 31,
in thousands	2020	2019
Depreciation and amortization
West	$1,537	$1,808
East	471	554
Southeast	595	540
Segment total	2,603	2,902
Corporate and unallocated (a)	519	525
Total depreciation and amortization	$3,122	$3,427
(a) Corporate and unallocated operating loss includes amortization of capitalized interest, movement in capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and other amounts that are not allocated to our operating segments. Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2020	2019
Capital Expenditures
West	$1,636	$1,484
East	434	452
Southeast	234	516
Corporate and unallocated	649	180
Total capital expenditures	$2,953	$2,632
The following table presents assets by segment as of December 31, 2020 and September 30, 2020:

in thousands	December 31, 2020	September 30, 2020
Assets
West	$673,605	$658,909
East	305,980	267,050
Southeast	312,123	301,827
Corporate and unallocated (a)	692,766	779,694
Total assets	$1,984,474	$2,007,480
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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2020 or September 30, 2020. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended
	December 31,
in thousands	2020	2019
Total revenue	$—	$—
Home construction and land sales expenses	(2)	1
Gross profit (loss)	2	(1)
General and administrative expenses	52	74
Loss from discontinued operations before income taxes	(50)	(75)
Benefit from income taxes	(11)	(17)
Loss from discontinued operations, net of tax	$(39)	$(58)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. Prior to the onset of the COVID-19 pandemic, broad economic factors including rising levels of household formation, a constrained supply of new and used homes, and low mortgage rates, by historical standards, contributed to improving conditions for new home sales.
The COVID-19 pandemic has led to significant market disruptions and volatility. While the economic recovery following initial containment and mitigation measures of COVID-19 is still ongoing, demand for new homes in our markets remains strong. We believe this is the result of low interest rates and short supply of homes, together with what may be a desire by many people to move out of crowded urban areas into new homes in the suburbs.
Despite this, the magnitude and duration of the COVID-19 pandemic remains unknown. If economic conditions deteriorate, we may experience material declines in our net new orders, closings, revenues, cash flow and/or profitability in fiscal 2021, compared to the corresponding prior-year periods, and compared to our expectations. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A – Risk Factors within our 2020 Annual Report.
Overview of Results for Our Fiscal First Quarter
Reflecting on the current market conditions discussed above and our operating strategy, during the first quarter of fiscal 2021, we made improvements in net new orders, sales pace, homes in backlog, homebuilding gross margin, and net income as compared to the first quarter of fiscal 2020.
Profitability
For the quarter ended December 31, 2020, we recorded net income from continuing operations of $12.0 million compared to net income from continuing operations of $2.8 million in the first quarter of fiscal 2020. There were certain items that impacted the comparability of net income from continuing operations between periods:
•We recognized $0.5 million in inventory abandonment charges in the current quarter compared to no such charges recognized in the prior year quarter.
•Income tax expense from continuing operations was $4.1 million during the current quarter primarily due to income from continuing operations, as compared to $0.2 million income tax benefit for the prior year quarter. Refer to Note 10 of the notes to the condensed consolidated financial statements for additional details.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with flexibility to increase return on capital, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. Over the last ten years, our balanced growth strategy has led to significant improvements in profitability without asset growth. Beginning in fiscal 2021, we expect to allocate more capital to grow our total lot position, and generate higher operating margins by delivering higher margin homes and maximizing overhead leverage. The following is a summary of our performance against certain key operating and financial metrics during the current period:
•Sales per community per month was 3.5 and 2.5 for the quarter ended December 31, 2020 and 2019, respectively. The increase in sales pace is reflective of the high demand for new homes primarily driven by low interest rates, short supply of homes, and consumers' reassessment of living arrangements. Sales per community per month was 3.5 and 2.9 for the trailing 12 months ended December 31, 2020 and 2019, respectively.

•During the quarter ended December 31, 2020, our net new orders increased to 1,442, up 15.3% from the prior year quarter, while our average active community count of 136 was down 19.0% from the prior year quarter. We ended the quarter with a lower active community count in part due to strong sales pace we have experienced since the fourth fiscal quarter of 2020 through the current quarter. We are working to rebuild community counts by investing in new communities. We continue to evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed.
•Aggregated dollar value of homes in backlog as of December 31, 2020 was $1,162.4 million, up 58.8% compared to a year earlier. As a result of our strong sales pace, we ended the quarter with 2,837 homes in backlog, up 53.6% compared to a year earlier. ASP in backlog as of December 31, 2020 has risen 3.4% versus the prior year quarter to $409.7 thousand.
•Homebuilding gross margin for the quarter ended December 31, 2020 was 17.6%, up from 15.1% in the prior year quarter. Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended December 31, 2020 was 22.1%, up from 19.8% in the prior year quarter. With our strong sales paces and strong backlog, we believe opportunities remain for continued gross margin expansion through maximizing revenue while reducing costs by simplifying our product offerings, although cost pressures from lumber and other direct materials costs may temper gross margin expansion in the future.
•SG&A for the quarter ended December 31, 2020 was 12.7% of total revenue, down from 13.3% a year earlier. We remain focused on improving overhead cost management in relation to our revenue growth, contributing to our balanced growth strategy.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three months ended December 31, 2020 may not be indicative of our full year results, particularly in light of the COVID-19 pandemic.
Commitment to Environmental, Social and Governance (ESG) Matters
Our focus for fiscal 2021 is not only about positioning us for future growth but also involves another important part of our operations, namely our commitment to ESG matters. Although we believe we have been a leader among the public homebuilders in ESG for some time, we are taking a number of important steps forward in fiscal 2021. As described in our proxy statement filed on December 18, 2020 (2020 Proxy Statement), we are the first national builder to publicly commit to ensuring each home we build is Net Zero Energy Ready (defined below), and we have committed to reach this objective by the end of 2025. We calculate the energy performance of our homes using the industry standard Home Energy Rating System (HERS), which measures energy efficiency on an easy to understand scale: the lower the number, the more energy efficient the home. Net Zero Energy Ready means that every home we build will have a gross HERS index score (before any benefit of renewable energy production) of 45 or less, and homeowners will be able to achieve net zero energy by attaching a properly sized renewable energy system. We have been among the most efficient public builders from a HERS perspective. We believe our commitment to Net Zero Energy Ready will continue to keep the energy-efficiency of the homes we build well ahead of other new homes built to code. Further, we have incorporated HERS environmental achievement goals into our fiscal 2021 long-term incentive compensation awards to demonstrate our commitment to Net Zero Energy Ready. Refer to our 2020 Proxy Statement for further discussions on our ESG initiatives.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2020	2019
Revenue:
Homebuilding	$424,229	$417,399
Land sales and other	4,310	405
Total	$428,539	$417,804
Gross profit:
Homebuilding	$74,837	$63,108
Land sales and other	456	29
Total	$75,293	$63,137
Gross margin:
Homebuilding	17.6%	15.1%
Land sales and other	10.6%	7.2%
Total	17.6%	15.1%
Commissions	$16,507	$16,065
General and administrative expenses (G&A)	$37,976	$39,699
SG&A (commissions plus G&A) as a percentage of total revenue	12.7%	13.3%
G&A as a percentage of total revenue	8.9%	9.5%
Depreciation and amortization	$3,122	$3,427
Operating income	$17,688	$3,946
Operating income as a percentage of total revenue	4.1%	0.9%
Effective tax rate (a)	25.5%	(8.1)%
Equity in income of unconsolidated entities	$(75)	$(13)
(a) Calculated as tax expense (benefit) for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax benefit is not always directly correlated to the amount of pre-tax income for the associated periods.

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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31,(a)
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
Net income (loss)	$11,997	$2,746	$9,251	$61,477	$(84,085)	$145,562
Expense (benefit) from income taxes	4,114	(228)	4,342	22,006	(33,549)	55,555
Interest amortized to home construction and land sales expenses and capitalized interest impaired	18,813	19,669	(856)	94,806	111,172	(16,366)
Interest expense not qualified for capitalization	1,600	1,442	158	8,626	4,309	4,317
EBIT	36,524	23,629	12,895	186,915	(2,153)	189,068
Depreciation and amortization	3,122	3,427	(305)	15,335	15,416	(81)
EBITDA	39,646	27,056	12,590	202,250	13,263	188,987
Stock-based compensation expense	3,511	2,311	1,200	11,236	10,723	513
Loss on extinguishment of debt	—	—	—	—	24,920	(24,920)
Inventory impairments and abandonments (b)	465	—	465	2,576	133,819	(131,243)
Restructuring and severance expenses	(10)	—	(10)	1,307	—	1,307
Litigation settlement in discontinued operations	—	—	—	1,260	—	1,260
Adjusted EBITDA	$43,612	$29,367	$14,245	$218,629	$182,725	$35,904
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2020	2019	20 vs 19	2020	2019
West	782	737	6.1%	14.6%	15.6%
East	320	233	37.3%	8.6%	14.7%
Southeast	340	281	21.0%	10.1%	13.3%
Total	1,442	1,251	15.3%	12.3%	14.9%

Net new orders for the quarter ended December 31, 2020 increased to 1,442, up 15.3% from the quarter ended December 31, 2019. The increase in net new orders was driven primarily by an increase in absorption rate from 2.5 sales per community per month in the prior year quarter to 3.5, and a decrease in cancellation rates from 14.9% in the prior year quarter to 12.3%. All three of our reportable segments experienced sales pace increases during the current quarter, while average active community count decreased across all reportable segments.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2020 and December 31, 2019:

	As of December 31,
	2020	2019	20 vs 19
Backlog Units:
West	1,505	1,025	46.8%
East	721	382	88.7%
Southeast	611	440	38.9%
Total	2,837	1,847	53.6%
Aggregate dollar value of homes in backlog (in millions)	$1,162.4	$732.1	58.8%
ASP in backlog (in thousands)	$409.7	$396.4	3.4%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of December 31, 2020 increased 58.8% compared to December 31, 2019 due to a 3.4% increase in the ASP of homes in backlog as well as a 53.6% increase in backlog units. The increase in backlog units was primarily due to the increase in sales pace and net new orders.
Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$232,940	$254,398	(8.4)%	$362.8	$366.6	(1.0)%	642	694	(7.5)%
East	97,964	77,645	26.2%	439.3	404.4	8.6%	223	192	16.1%
Southeast	93,325	85,356	9.3%	374.8	377.7	(0.8)%	249	226	10.2%
Total	$424,229	$417,399	1.6%	$380.8	$375.4	1.4%	1,114	1,112	0.2%

For the three months ended December 31, 2020, homebuilding revenue increased primarily as a result of increase in ASP, while closings stayed relatively flat year over year. The ASP changes were impacted primarily by a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of December 31, 2020.

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

	Three Months Ended December 31, 2020
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$52,874	22.7%	$—	$52,874	22.7%	$—	$52,874	22.7%
East	19,865	20.3%	465	20,330	20.8%	—	20,330	20.8%
Southeast	19,822	21.2%	—	19,822	21.2%	—	19,822	21.2%
Corporate & unallocated (a)	(17,724)		—	(17,724)		18,560	836
Total homebuilding	$74,837	17.6%	$465	$75,302	17.8%	$18,560	$93,862	22.1%

	Three Months Ended December 31, 2019
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$52,109	20.5%	$—	$52,109	20.5%	$—	$52,109	20.5%
East	13,892	17.9%	—	13,892	17.9%	—	13,892	17.9%
Southeast	13,460	15.8%	—	13,460	15.8%	—	13,460	15.8%
Corporate & unallocated (a)	(16,353)		—	(16,353)		19,669	3,316
Total homebuilding	$63,108	15.1%	$—	$63,108	15.1%	$19,669	$82,777	19.8%
(a) Corporate and unallocated includes capitalized interest amortized to HB cost of sales, and indirect costs capitalized and amortized related to HB cost of sales.
Our homebuilding gross profit increased by $11.7 million to $74.8 million for the three months ended December 31, 2020, compared to $63.1 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $6.8 million, and an increase in gross margin of 250 basis points to 17.6%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which increased by $0.5 million, and interest amortized to homebuilding cost of sales which decreased by  $1.1 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonments charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $11.1 million compared to the prior year quarter, while homebuilding gross margin increased by 230 basis points percent to 22.1%. The year-over-year improvement in gross margin for the three months ended December 31, 2020 is primarily driven by lower sales incentives and pricing increases.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 16.9% and excluding interest and inventory impairments and abandonments, it was 21.5%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.4% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	1.7%
Impact of interest amortized to COS related to these communities	4.4%
Pre-impairment turn gross margin, excluding interest amortization	6.1%
Impact of impairment turns	17.6%
Gross margin (post impairment turns), excluding interest amortization	23.7%
For a further discussion of our impairment policies, refer to Notes 2 and 5 of the notes to the condensed consolidated financial statements in this Form 10-Q.

Land Sales and Other Revenue and Gross Profit
Land sales relate to land and lots sold that do not fit within our homebuilding programs and strategic plans. We also have other revenue related to title examinations provided for our homebuyers in certain markets. The following tables summarize our land sales and other revenue and related gross profit by reportable segment for the periods presented:

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2020	2019	20 vs 19	2020	2019	20 vs 19
West	$3,940	$—	$3,940	$707	$—	$707
East	—	395	(395)	—	17	(17)
Southeast	370	10	360	57	12	45
Corporate and unallocated (a)	—	—	—	(308)	—	(308)
Total	$4,310	$405	$3,905	$456	$29	$427

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three months ended December 31, 2020 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended December 31,
in thousands	2020	2019	20 vs 19
West	$33,303	$30,331	$2,972
East	11,368	5,321	6,047
Southeast	10,308	3,156	7,152
Corporate and unallocated (a)	(37,291)	(34,862)	(2,429)
Operating income (b)	$17,688	$3,946	$13,742
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income increased by $13.7 million to $17.7 million for the three months ended December 31, 2020, compared to operating income of $3.9 million for the three months ended December 31, 2019, driven primarily by the previously discussed increase in gross profit and decreased SG&A costs compared to the prior year quarter.
Below operating income, we experienced a slight increase in other expense, net, for the three months ended December 31, 2020, primarily due to an increase of $0.2 million in interest expense not qualified for capitalization. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion.
Three Months Ended December 31, 2020 as compared to 2019
West Segment: Homebuilding revenue decreased by 8.4% for the three months ended December 31, 2020 compared to the prior year quarter due to a 7.5% decrease in closings and a 1.0% decrease in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $0.8 million due to the increase in homebuilding gross margin. Homebuilding gross margin increased to 22.7%, up from 20.5% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $3.0 million increase in operating income compared to the prior year quarter was due to the aforementioned increase in gross profit and lower SG&A expenses in the segment.
East Segment: Homebuilding revenue increased by 26.2% for the three months ended December 31, 2020 compared to the prior year quarter due to a 16.1% increase in closings as well as an 8.6% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $6.0 million due to the increase in homebuilding revenue and higher gross margin, which, excluding abandonment, increased from 17.9% to 20.8%. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The increase of $6.0 million in operating income was primarily due to the increase in gross profit.
Southeast Segment: Homebuilding revenue increased by 9.3% for the three months ended December 31, 2020 compared to the prior year quarter due to a 10.2% increase in closings, partially offset by a 0.8% decrease in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $6.4 million due to an increase in homebuilding gross margin and homebuilding revenue. Homebuilding gross margin increased from 15.8% to 21.2% compared to the prior year quarter. The increase in gross margin was primarily driven by lower sales incentives and pricing increases. The increase in operating income of $7.2 million was primarily due to the previously discussed increase in gross margin and reduced SG&A expenses period-over-period in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2020, corporate and unallocated net expenses were up $2.4 million from the prior year quarter primarily due to higher corporate G&A costs and an increase in the proportion of indirect costs expensed to cost of sales period-over-period, partially offset by lower amortization of capitalized interest to cost of sales.
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
Our current fiscal year-to-date income tax expense was primarily driven by income tax expense on earnings from continuing operations. The tax benefit for the three months ended December 31, 2019 was primarily driven by the generation of additional federal tax credits, partially offset by income tax expense on earnings from continuing operations. Refer to Note 11 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Cash, cash equivalents, and restricted cash decreased as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2020	2019
Cash used in operating activities	$(74,578)	$(84,530)
Cash used in investing activities	(2,858)	(2,547)
Cash (used in) provided by financing activities	(3,044)	24,319
Net decrease in cash, cash equivalents, and restricted cash	$(80,480)	$(62,758)
Operating Activities
Net cash used in operating activities was $74.6 million for the three months ended December 31, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $62.7 million resulting from land acquisition, land development, and house construction spending to support continued growth, and a net increase in non-inventory working capital balances of $35.1 million, partially offset by income before income taxes of $16.1 million, which included $7.1 million of non-cash charges.

Net cash used in operating activities was $84.5 million for the three months ended December 31, 2019, primarily driven by income before income taxes of $2.5 million, which included, $5.7 million of non-cash charges, offset by an increase in inventory of $69.0 million resulting from land acquisition, land development, and house construction spending to support continued growth, and a net increase in non-inventory working capital balances of $23.7 million.
Investing Activities
Net cash used in investing activities for the three months ended December 31, 2020 and December 31, 2019, was $2.9 million and $2.5 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $3.0 million for the three months ended December 31, 2020 primarily driven by tax payments for stock-based compensation awards vesting and payment of debt issuance costs.
Net cash provided by financing activities was $24.3 million for the three months ended December 31, 2019 driven by net borrowings under the Facility, partially offset by tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, and repayment of other miscellaneous borrowings.
Financial Position
As of December 31, 2020, our liquidity position consisted of $244.6 million in cash and cash equivalents and $250.0 million of remaining capacity under the Facility.
The unprecedented public health and governmental efforts to contain the COVID-19 pandemic have created significant uncertainty as to general economic and housing market conditions for 2021 and beyond. As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated requirements for funds to conduct our operations and meet other needs in the ordinary course of our business.
During this time, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire. However, with the uncertainty surrounding the COVID-19 pandemic, our ability to engage in such transactions may be constrained by volatile or tight economic, capital, credit and financial market conditions, as well as lender interest and capacity and our liquidity, leverage and net worth. Accordingly, we can provide no assurance as to the successful completion of, or the operational limitations arising from, any one or series of such transactions. For further discussion of the potential impacts from the COVID-19 pandemic on our capital resources and liquidity, see Part I, Item 1A – Risk Factors within our 2020 Annual Report..

Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, our Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. As of December 31, 2020, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity.
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
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $11.7 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $12.9 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). As of December 31, 2020, the total stated amount of performance letters of credit issued under the reimbursement agreement was $25.7 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions, or otherwise. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 7 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details related to our borrowings.

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

in thousands	As of December 31, 2020	As of September 30, 2020
Total assets	$1,982,883	2,006,611
Due from non-guarantor subsidiary	620	417
Total liabilities	1,377,616	1,414,105

	Three Months Ended	Three Months Ended
in thousands	December 31, 2020	December 31, 2020
Total revenues	$428,184	417,804
Gross profit	75,040	63,137
Income from continuing operations	11,906	2,804
Net income	11,867	2,755
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
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during the three months ended December 31, 2020. As of December 31, 2020, the remaining availability of the share repurchase program was $12.0 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2020 or 2019.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Contracts
We historically have attempted to control a portion of our land supply through lot option contracts. As of December 31, 2020, we controlled 18,801 lots, which includes 366 lots of land held for future development and 295 lots of land held for sale. Of the total active 18,140 lots, we owned 58.5%, or 10,604 of these lots, and the remaining 7,536 of these lots, or 41.5%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. As a result of the flexibility that these options provide us, upon a change in market conditions (as we are currently experiencing as a result of the COVID-19 pandemic), we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $83.0 million as of December 31, 2020. The total remaining purchase price, net of cash deposits, committed under all options was $493.8 million as of December 31, 2020. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of December 31, 2020, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of December 31, 2020, we had outstanding letters of credit and surety bonds of approximately $37.4 million and $257.3 million, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of December 31, 2020, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Critical Accounting Policies and Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2020 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), revenue recognition, warranty reserves, and income tax valuation allowances and ownership changes. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2020 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2020, we had variable rate debt outstanding totaling approximately $68.7 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2020 was $1.15 billion, compared to a carrying amount of $1.06 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.15 billion to $1.21 billion as of December 31, 2020.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Item 5. Other Information
None.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 9 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 6. Exhibits

10.1	Severance and Change in Control Agreement, dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed on November 20, 2020).

10.2	Letter Agreement dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 20, 2020), as amended.

10.3
Ninth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 13, 2020).

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

Date:	January 28, 2021	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer