Form 10-Q
period 2021-03-31
BEAZER HOMES USA INC
filed 2021-04-29
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 26, 2021: 31,294,139

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$355,533	$327,693
Restricted cash	18,162	14,835
Accounts receivable (net of allowance of $298 and $358, respectively)	17,158	19,817
Income tax receivable	9,203	9,252
Owned inventory	1,383,616	1,350,738
Investments in unconsolidated entities	4,114	4,003
Deferred tax assets, net	213,624	225,143
Property and equipment, net	21,989	22,280
Operating lease right-of-use assets	12,719	13,103
Goodwill	11,376	11,376
Other assets	8,077	9,240
Total assets	$2,055,571	$2,007,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$150,632	$132,192
Operating lease liabilities	14,603	15,333
Other liabilities	133,568	135,983
Total debt (net of debt issuance costs of $9,980 and $10,891, respectively)	1,123,001	1,130,801
Total liabilities	1,421,804	1,414,309
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,289,296 issued and outstanding and 31,012,326 issued and outstanding, respectively)	31	31
Paid-in capital	860,537	856,466
Accumulated deficit	(226,801)	(263,326)
Total stockholders’ equity	633,767	593,171
Total liabilities and stockholders’ equity	$2,055,571	$2,007,480
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2021	2020	2021	2020
Total revenue	$549,889	$489,413	$978,428	$907,217
Home construction and land sales expenses	451,963	410,568	804,744	765,235
Inventory impairments and abandonments	—	—	465	—
Gross profit	97,926	78,845	173,219	141,982
Commissions	20,884	18,744	37,391	34,809
General and administrative expenses	39,741	40,050	77,717	79,749
Depreciation and amortization	3,683	3,627	6,805	7,054
Operating income	33,618	16,424	51,306	20,370
Equity in income of unconsolidated entities	186	147	111	134
Loss on extinguishment of debt	(563)	—	(563)	—
Other expense, net	(894)	(1,786)	(2,346)	(3,126)
Income from continuing operations before income taxes	32,347	14,785	48,508	17,378
Expense from income taxes	7,704	4,170	11,829	3,959
Income from continuing operations	24,643	10,615	36,679	13,419
Loss from discontinued operations, net of tax	(115)	(1)	(154)	(59)
Net income	$24,528	$10,614	$36,525	$13,360
Weighted average number of shares:
Basic	29,953	29,868	29,862	29,808
Diluted	30,215	29,975	30,150	30,078
Basic income (loss) per share:
Continuing operations	$0.82	$0.36	$1.23	$0.45
Discontinued operations	—	—	(0.01)	—
Total	$0.82	$0.36	$1.22	$0.45
Diluted income (loss) per share:
Continuing operations	$0.81	$0.35	$1.22	$0.45
Discontinued operations	—	—	(0.01)	—
Total	$0.81	$0.35	$1.21	$0.45
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2020	31,254	$31	$857,360	$(251,329)	$606,062
Net income and comprehensive income	—	—	—	24,528	24,528
Stock-based compensation expense	—	—	2,549	—	2,549
Exercises of stock options	51	—	628	—	628
Forfeiture and other settlements of restricted stock	(16)	—	—	—	—
Balance as of March 31, 2021	31,289	$31	$860,537	$(226,801)	$633,767

	Six Months Ended March 31, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	36,525	36,525
Stock-based compensation expense	—	—	6,060	—	6,060
Exercises of stock options	168	—	631	—	631
Shares issued under employee stock plans, net	411	—	—	—	—
Forfeiture and other settlements of restricted stock	(16)	—	—	—	—
Common stock redeemed for tax liability	(286)	—	(2,620)	—	(2,620)
Balance as of March 31, 2021	31,289	$31	$860,537	$(226,801)	$633,767

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2019	31,383	$31	$852,055	$(312,806)	$539,280
Net income and comprehensive income	—	—	—	10,614	10,614
Stock-based compensation expense	—	—	899	—	899
Exercises of stock options	3	—	31	—	31
Shares issued under employee stock plans, net	7	—	—	—	—
Forfeiture and other settlements of restricted stock	(10)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(15)	—	(15)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of March 31, 2020	31,020	$31	$849,643	$(302,192)	$547,482

	Six Months Ended March 31, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive income	—	—	—	13,360	13,360
Stock-based compensation expense	—	—	3,210	—	3,210
Exercises of stock options	50	—	204	—	204
Shares issued under employee stock plans, net	581	—	—	—	—
Forfeiture and other settlements of restricted stock	(11)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(171)	—	(2,661)	—	(2,661)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of March 31, 2020	31,020	$31	$849,643	$(302,192)	$547,482
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2021	2020
Cash flows from operating activities:
Net income	$36,525	$13,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,805	7,054
Stock-based compensation expense	6,060	3,210
Inventory impairments and abandonments	465	—
Deferred and other income tax expense	11,786	3,942
Gain on sale of fixed assets	(170)	(111)
Change in allowance for doubtful accounts	(60)	5
Equity in income from unconsolidated entities	(111)	(134)
Cash distributions of income from unconsolidated entities	—	56
Loss on extinguishment of debt, net	563	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,719	5,816
Decrease in income tax receivable	49	315
Increase in inventory	(31,231)	(89,162)
Decrease in other assets	1,327	3,063
Increase in trade accounts payable	18,440	6,086
(Decrease) increase in other liabilities	(3,028)	587
Net cash provided by (used in) operating activities	50,139	(45,913)
Cash flows from investing activities:
Capital expenditures	(6,514)	(5,478)
Proceeds from sale of fixed assets	170	136
Net cash used in investing activities	(6,344)	(5,342)
Cash flows from financing activities:
Repayment of debt	(10,212)	(1,150)
Repayment of borrowings from credit facility	—	(95,000)
Borrowings from credit facility	—	345,000
Debt issuance costs	(427)	—
Repurchase of common stock	—	(3,327)
Tax payments for stock-based compensation awards	(2,620)	(2,661)
Stock option exercises and other financing activities	631	(1,854)
Net cash (used in) provided by financing activities	(12,628)	241,008
Net increase in cash, cash equivalents, and restricted cash	31,167	189,753
Cash, cash equivalents, and restricted cash at beginning of period	342,528	122,794
Cash, cash equivalents, and restricted cash at end of period	$373,695	$312,547
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2020 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors, such as the effects of the coronavirus (“COVID-19”) pandemic and its influence on our future results.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Our net income is equivalent to our comprehensive income, so we have not presented a separate statement of comprehensive income.
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
No share repurchases were made during the three and six months ended March 31, 2021. As of March 31, 2021, the remaining availability of the share repurchase program was $12.0 million.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Homebuilding revenue	$547,417	$487,986	$971,646	$905,385
Land sales and other revenue	2,472	1,427	6,782	1,832
Total revenue (a)	$549,889	$489,413	$978,428	$907,217
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $27.3 million and $18.9 million as of March 31, 2021 and September 30, 2020, respectively. Of the customer liabilities outstanding as of September 30, 2020, $6.9 million and $15.2 million were recognized in revenue during the three and six months ended March 31, 2021 upon closing of the related homes.

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
Recent Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and all entities may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the effect of adopting the new guidance on its consolidated financial statements and related disclosures.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2021	2020
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use assets (ASC 842 adoption)(a)	$—	$13,895
Beginning operating lease liabilities (ASC 842 adoption)(a)	—	16,028
Increase in operating lease right-of-use assets	1,453	3,064
Increase in operating lease liabilities	1,453	3,064
Supplemental disclosure of cash activity:
Interest payments	$37,412	$28,731
Income tax payments	143	2
Tax refunds received	49	315
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$355,533	$294,265
Restricted cash	18,162	18,282
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$373,695	$312,547
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

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of March 31, 2021, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of March 31, 2021 and September 30, 2020:

in thousands	March 31, 2021	September 30, 2020
Investment in unconsolidated entities	$4,114	$4,003
Total equity of unconsolidated entities	7,009	7,079
Total outstanding borrowings of unconsolidated entities	13,497	8,807
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Equity in income of unconsolidated entities	$186	$147	$111	$134
For the three and six months ended March 31, 2021 and 2020, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2021 and September 30, 2020, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2021 and 2020, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of March 31, 2021, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of March 31, 2021 and September 30, 2020:

in thousands	March 31, 2021	September 30, 2020
Homes under construction	$653,137	$525,021
Development projects in progress	517,037	589,763
Land held for future development	23,068	28,531
Land held for sale	8,851	12,622
Capitalized interest	113,414	119,659
Model homes	68,109	75,142
Total owned inventory	$1,383,616	$1,350,738
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 87 (with a cost of $26.2 million) and 133 (with a cost of $42.2 million) substantially completed homes that were not subject to a sales contract (spec homes) as of March 31, 2021 and September 30, 2020, respectively.
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

Total owned inventory by reportable segment is presented in the table below as of March 31, 2021 and September 30, 2020:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2021
West Segment	$649,686	$3,483	$1,475	$654,644
East Segment	264,031	14,077	2,433	280,541
Southeast Segment	273,017	5,508	4,943	283,468
Corporate and unallocated (b)	164,963	—	—	164,963
Total	$1,351,697	$23,068	$8,851	$1,383,616
September 30, 2020
West Segment	$627,986	$3,483	$4,516	$635,985
East Segment	241,799	14,077	3,702	259,578
Southeast Segment	266,905	10,971	4,404	282,280
Corporate and unallocated (b)	172,895	—	—	172,895
Total	$1,309,585	$28,531	$12,622	$1,350,738
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
We performed our quarterly inventory impairment assessment for the quarter ended March 31, 2021 taking into consideration the qualitative and quantitative factors discussed above, and determined that no community required a formal impairment analysis (projected cash flow analysis). No project in progress impairment charges were recognized during the three and six months ended March 31, 2021 and 2020, respectively. However, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventory in the future, and we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements.
Impairments on land held for sale generally represent write downs of these properties to net realizable value based on sales contracts, letters of intent, current market conditions, and recent comparable land sale transactions, as applicable. Absent an executed sales contract, our assumptions related to land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results. There were no land held for sale impairment charges recognized during the three and six months ended March 31, 2021 and 2020, respectively.

From time-to-time, we may determine to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. During the quarter ended December 31, 2020, we recognized $0.5 million abandonment charges in the East reportable segment related to one under contract land acquisition deal that we decided to terminate. There were no such abandonment charges during the quarter ended March 31, 2021 or the three and six months ended March 31, 2020.

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
The following table provides a summary of our interests in lot option agreements as of March 31, 2021 and September 30, 2020:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of March 31, 2021
Unconsolidated lot option agreements	$93,346	$567,424
As of September 30, 2020
Unconsolidated lot option agreements	$75,921	$395,133
(6) Interest
Interest capitalized during the three and six months ended March 31, 2021 and 2020 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2021	2020	2021	2020
Capitalized interest in inventory, beginning of period	$119,148	$137,010	$119,659	$136,565
Interest incurred	19,345	22,271	39,247	43,827
Interest expense not qualified for capitalization and included as other expense (a)	(969)	(1,928)	(2,569)	(3,370)
Capitalized interest amortized to home construction and land sales expenses (b)	(24,110)	(22,660)	(42,923)	(42,329)
Capitalized interest in inventory, end of period	$113,414	$134,693	$113,414	$134,693
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

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of March 31, 2021 and September 30, 2020:

in thousands	Final Maturity Date	March 31, 2021	September 30, 2020
Senior Unsecured Term Loan (Term Loan)	September 2022	$100,000	$100,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	384,255	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(9,979)	(10,891)
Total Senior Notes, net		1,053,831	1,062,664
Junior Subordinated Notes (net of unamortized accretion of $31,603 and $32,636, respectively)	July 2036	69,170	68,137
Revolving Credit Facility	February 2023	—	—
Total debt, net		$1,123,001	$1,130,801
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
As of March 31, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity. As of September 30, 2020, no borrowings and no letters of credit were outstanding under the Facility. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of March 31, 2021, the Company believes it was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan). The principal balance as of March 31, 2021 was $100.0 million. The Term Loan (1) will mature in September 2022, with remaining $50.0 million annual repayment installments in September 2021 and September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of March 31, 2021, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of March 31, 2021 and September 30, 2020, the Company had letters of credit outstanding under these additional facilities of $12.4 million and $12.7 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.

In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of March 31, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $24.7 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2021.
During the three months ended March 31, 2021, we repurchased $9.7 million of our outstanding 2027 Notes using cash on hand, resulting in a loss on extinguishment of debt of $0.6 million.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of March 31, 2021. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 3.84% as of March 31, 2021. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2021, the unamortized accretion was $31.6 million and will be amortized over the remaining life of the notes. The remaining $25.8 million of these notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million restructured notes are identical to the terms of the original agreement except that the floating interest rate is subject to a a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of March 31, 2021, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. For the three and six months ended March 31, 2021, we recorded operating lease expense of $1.1 million and $2.2 million, respectively. Cash payments on lease liabilities during the three and six months ended March 31, 2021 totaled $1.1 million and $2.5 million, respectively. Sublease income and variable lease expenses are de minimis.

At March 31, 2021, weighted-average remaining lease term and discount rate were as follows:

Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	4.76%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2021:

Fiscal Years Ending September 30,
in thousands
2021 (a)	$2,225
2022	4,053
2023	3,254
2024	2,121
2025	1,824
Thereafter	3,000
Total lease payments (b)	16,477
Less: Imputed interest	1,874
Total operating lease liabilities	$14,603
(a) Remaining lease payments are for the period beginning April 1, 2021 through September 30, 2021.
(b) Lease payments excludes $1.3 million legally binding minimum lease payments for office leases signed but not yet commenced at March 31, 2021. The related ROU asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of March 31, 2021.

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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Balance at beginning of period	$12,616	$12,646	$13,052	$13,388
Accruals for warranties issued (a)	2,783	2,707	5,037	4,372
Changes in liability related to warranties existing in prior periods	(57)	(1,151)	320	(1,084)
Payments made	(2,921)	(2,144)	(5,988)	(4,618)
Balance at end of period	$12,421	$12,058	$12,421	$12,058
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
Beginning June 25, 2019, several shareholder derivative lawsuits relating to the same inventory impairment charges discussed above were filed against Beazer Homes USA, Inc., certain of our officers and members of our Board of Directors in the U.S. District Court for the Northern District of Georgia. The plaintiffs in these cases allege breaches of fiduciary duty, unjust enrichment and violations of the federal securities laws. These federal actions have been consolidated into a single derivative action. Additionally, a substantially similar derivative action has been filed in the Superior Court of Fulton County, Georgia. The plaintiffs in each of these actions seek, among other things, monetary damages, disgorgement of profits and attorneys’ and experts’ fees, but do not specify any specific amounts. On October 5, 2020, the Court granted a motion to dismiss the consolidated federal action but provided the plaintiffs an opportunity to attempt to amend their complaint. An amended complaint was filed in late October, and a motion to dismiss was filed thereafter. On March 30, 2021, the Court granted the motion to dismiss and dismissed the plaintiffs’ claims with prejudice. This decision remains subject to the plaintiffs' appellate rights.
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
We have an accrual of $4.2 million and $5.0 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of March 31, 2021 and September 30, 2020, respectively.
We had outstanding letters of credit and surety bonds of approximately $37.1 million and $249.9 million, respectively, as of March 31, 2021, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three and six months ended March 31, 2021 and 2020 we recognized no impairments on projects in process or land held for sale.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of March 31, 2021
Deferred compensation plan assets (a)	$—	$2,610	$—		$2,610
As of September 30, 2020
Deferred compensation plan assets (a)	$—	$2,339	$—		$2,339
Land held for sale (b)	—	—	6,240	(c)	6,240
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
(c) Amount represents the impairment-date fair value of the land held for sale assets that were impaired during the period indicated.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of March 31, 2021 and September 30, 2020:

	As of March 31, 2021		As of September 30, 2020
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes and Term Loan (b)	$1,053,831	$1,127,303	$1,062,664	$1,098,117
Junior Subordinated Notes (c)	69,170	69,170	68,137	68,137
Total	$1,123,001	$1,196,473	$1,130,801	$1,166,254
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

(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax expense from continuing operations was $7.7 million and $11.8 million for the three and six months ended March 31, 2021, compared to $4.2 million and $4.0 million for the three and six months ended March 31, 2020. Income tax expense for the six months ended March 31, 2021 was substantially driven by (1) income from continuing operations, and (2) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax expense for the six months ended March 31, 2020 was primarily driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $0.8 million in tax credits related to prior fiscal years, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2021, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. As we continue to monitor the impacts of the COVID-19 pandemic on our business, any sustained or prolonged reductions in future earnings periods may change our conclusions on whether we are more likely than not to realize portions of our deferred tax assets. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2020, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2020 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and six months ended March 31, 2021 and 2020, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Stock-based compensation expense	$2,549	$899	$6,060	$3,210
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2021:

	Six Months Ended
	March 31, 2021
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	392,465	$15.47
Exercised	(167,435)	13.03
Outstanding at end of period	225,030	$17.81
Exercisable at end of period	218,528	$18.05
As of March 31, 2021 and September 30, 2020, unrecognized compensation costs related to unvested stock options were less than $0.1 million. The remaining costs as of March 31, 2021 are expected to be recognized over a weighted-average period of 0.59 years.
Restricted Stock Awards
During the six months ended March 31, 2021, the Company issued time-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the six months ended March 31, 2021:

	Six Months Ended March 31, 2021
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	796,024	610,130	1,406,154
Granted (a)	164,296	246,550	410,846
Vested	(222,165)	(278,411)	(500,576)
Forfeited	—	(15,490)	(15,490)
End of period	738,155	562,779	1,300,934
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
As of March 31, 2021 and September 30, 2020, total unrecognized compensation costs related to unvested restricted stock awards was $10.4 million and $9.0 million, respectively. The remaining costs as of March 31, 2021 are expected to be recognized over a weighted average period of 1.70 years.

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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2021	2020	2021	2020
Numerator:
Income from continuing operations	$24,643	$10,615	$36,679	$13,419
Loss from discontinued operations, net of tax	(115)	(1)	(154)	(59)
Net income	$24,528	$10,614	$36,525	$13,360

Denominator:
Basic weighted-average shares	29,953	29,868	29,862	29,808
Dilutive effect of restricted stock awards	231	97	262	250
Dilutive effect of stock options	31	10	26	20
Diluted weighted-average shares (a)	30,215	29,975	30,150	30,078

Basic income (loss) per share:
Continuing operations	$0.82	$0.36	$1.23	$0.45
Discontinued operations	—	—	(0.01)	—
Total	$0.82	$0.36	$1.22	$0.45

Diluted income (loss) per share:
Continuing operations	$0.81	$0.35	$1.22	$0.45
Discontinued operations	—	—	(0.01)	—
Total	$0.81	$0.35	$1.21	$0.45
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2021	2020	2021	2020
Stock options	177	360	214	227
Time-based restricted stock	13	284	121	52

(14) Other Liabilities
Other liabilities include the following as of March 31, 2021 and September 30, 2020:

in thousands	March 31, 2021	September 30, 2020
Accrued compensations and benefits	$35,775	$50,246
Customer deposits	27,316	18,937
Accrued interest	23,539	23,870
Warranty reserve	12,421	13,052
Litigation accruals	4,169	4,981
Income tax liabilities	717	584
Other	29,631	24,313
Total	$133,568	$135,983
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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Revenue
West	$278,720	$267,731	$515,600	$522,129
East	153,571	110,941	251,535	188,981
Southeast	117,598	110,741	211,293	196,107
Total revenue	$549,889	$489,413	$978,428	$907,217

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Operating income
West	$42,488	$33,223	$75,791	$63,554
East	22,449	11,513	33,817	16,834
Southeast	15,074	8,814	25,382	11,970
Segment total	80,011	53,550	134,990	92,358
Corporate and unallocated (a)	(46,393)	(37,126)	(83,684)	(71,988)
Total operating income	$33,618	$16,424	$51,306	$20,370

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Depreciation and amortization
West	$1,936	$1,851	$3,473	$3,659
East	575	551	1,046	1,105
Southeast	676	700	1,271	1,240
Segment total	3,187	3,102	5,790	6,004
Corporate and unallocated (a)	496	525	1,015	1,050
Total depreciation and amortization	$3,683	$3,627	$6,805	$7,054
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
The following table presents capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
in thousands	2021	2020
Capital Expenditures
West	$3,066	$2,667
East	1,001	1,136
Southeast	378	1,310
Corporate and unallocated	2,069	365
Total capital expenditures	$6,514	$5,478
The following table presents assets by segment as of March 31, 2021 and September 30, 2020:

in thousands	March 31, 2021	September 30, 2020
Assets
West	$678,720	$658,909
East	288,933	267,050
Southeast	299,024	301,827
Corporate and unallocated (a)	788,894	779,694
Total assets	$2,055,571	$2,007,480
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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2021 or September 30, 2020. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2021	2020	2021	2020
Total revenue	$—	$—	$—	$—
Home construction and land sales expenses	121	(16)	119	(15)
Gross (loss) profit	(121)	16	(119)	15
General and administrative expenses	26	16	78	90
Operating loss	(147)	—	(197)	(75)
Other expense, net	—	(1)	—	(1)
Loss from discontinued operations before income taxes	(147)	(1)	(197)	(76)
Benefit from income taxes	(32)	—	(43)	(17)
Loss from discontinued operations, net of tax	$(115)	$(1)	$(154)	$(59)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. Prior to the onset of the COVID-19 pandemic, broad economic factors including rising levels of household formation, a constrained supply of new and used homes, and low mortgage rates by historical standards, contributed to improving conditions for new home sales.
The COVID-19 pandemic has led to significant volatility in the housing market. While the economic recovery following containment and mitigation measures of COVID-19 is still ongoing, demand for new homes in our markets remains strong. We believe this is the result of low interest rates and short supply of homes, together with what may be a desire by many people to move out of crowded urban areas into new homes in the suburbs. Although mortgage interest rates have increased during the current quarter, they are still considered low by historical standards and affordability currently remains strong. We believe these factors will continue to support demand through fiscal 2021. The strong demand has also contributed to a rise in home prices to offset increases in labor, lumber and other direct building costs.
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
Overview of Results for Our Fiscal Second Quarter
Reflecting on the current market conditions discussed above and our operating strategy, during the second quarter of fiscal 2021, we made improvements in net new orders, sales pace, homes in backlog, closings, homebuilding gross margin, and net income as compared to the second quarter of fiscal 2020.
Profitability
For the quarter ended March 31, 2021, we recorded net income from continuing operations of $24.6 million, or diluted earnings per share of $0.81, compared to net income from continuing operations of $10.6 million, or diluted earnings per share of $0.35, in the second quarter of fiscal 2020. The increase in profitability was primarily driven by higher revenue, homebuilding gross margin and improved SG&A leverage.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged capital structure. This strategy provides us with flexibility to increase return on capital, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. Over the last ten years, our balanced growth strategy has led to significant improvements in profitability without asset growth. Beginning in fiscal 2021, we have begun allocating more capital to grow our total lot position, and generate higher operating margins by delivering higher margin homes and maximizing overhead leverage. The following is a summary of our performance against certain key operating and financial metrics during the current period:
•Sales per community per month was 4.7 and 3.3 for the quarter ended March 31, 2021 and 2020, respectively. The increase in sales pace is reflective of the high demand for new homes primarily driven by low interest rates, short supply of homes, and consumers' reassessment of living arrangements. Sales per community per month was 3.8 and 2.9 for the trailing 12 months ended March 31, 2021 and 2020, respectively.

•During the quarter ended March 31, 2021, our net new orders increased to 1,854, up 11.6% from the prior year quarter, while our average active community count of 131 was down 21.6% from the prior year quarter. We ended the quarter with a lower active community count in part due to the strong sales pace we have experienced since the fourth fiscal quarter of 2020 through the current quarter. We are working to grow community counts by investing in new communities. We continue to evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed. Through expansion of our use of lot option contracts, as of March 31, 2021, we controlled 8,381 lots, or 46.0% of our total active lots, through option contracts with land developers and land bankers, as compared to 5,554 lots controlled, or 29.6% of our total active lots, through option contracts as of March 31, 2020.
•Aggregated dollar value of homes in backlog as of March 31, 2021 was $1,386.4 million, up 54.9% compared to a year earlier. As a result of our strong sales pace, we ended the quarter with 3,303 homes in backlog, up 48.1% compared to a year earlier. ASP in backlog as of March 31, 2021 has risen 4.6% versus the prior year quarter to $419.7 thousand.
•Homebuilding gross margin for the quarter ended March 31, 2021 was 17.8%, up from 16.1% in the prior year quarter. Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended March 31, 2021 was 22.2%, up from 20.8% in the prior year quarter. With our strong sales paces and strong backlog, we believe opportunities remain for continued gross margin expansion through maximizing revenue while reducing costs by simplifying our product offerings, although cost pressures from lumber and other direct materials costs may temper gross margin expansion in the future.
•SG&A for the quarter ended March 31, 2021 was 11.0% of total revenue, down from 12.0% a year earlier. We remain focused on improving overhead cost management in relation to our revenue growth, contributing to our balanced growth strategy.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, we have observed a shift from our typical seasonal trend in the past year due to the impact of the COVID-19 pandemic. Accordingly, our financial results for the three and six months ended March 31, 2021 may not be indicative of our full year results, particularly in light of the COVID-19 pandemic.
Commitment to Environmental, Social and Governance (ESG) Matters
In April 2021, we received the 2021 ENERGY STAR® Partner of the Year—Sustained Excellence Award from the U.S. Environmental Protection Agency and the U.S. Department of Energy for the sixth consecutive year. The Sustained Excellence Award represents the highest honor bestowed under the ENERGY STAR® program and underscores our commitment to improve energy efficiency. Our focus for fiscal 2021 is not only about positioning us for future growth but also involves another important part of our operations, namely our commitment to ESG matters. Although we believe we have been a leader among the public homebuilders in ESG for some time, we are taking a number of important steps forward in fiscal 2021. As described in our most recent proxy statement filed on December 18, 2020 (2020 Proxy Statement), we are the first national builder to publicly commit to ensuring each home we build is Net Zero Energy Ready (defined below), and we have committed to reach this objective by the end of 2025. We calculate the energy performance of our homes using the industry standard Home Energy Rating System (HERS), which measures energy efficiency on an easy to understand scale: the lower the number, the more energy efficient the home. Net Zero Energy Ready means that every home we build will have a gross HERS index score (before any benefit of renewable energy production) of 45 or less, and homeowners will be able to achieve net zero energy by attaching a properly sized renewable energy system. We have been among the most efficient public builders from a HERS perspective. We believe our commitment to Net Zero Energy Ready will continue to keep the energy-efficiency of the homes we build well ahead of other new homes built to code. Further, we have incorporated HERS environmental achievement goals into our fiscal 2021 long-term incentive compensation awards to demonstrate our commitment to Net Zero Energy Ready. Refer to our 2020 Proxy Statement for further discussions on our ESG initiatives.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2021	2020	2021	2020
Revenue:
Homebuilding	$547,417	$487,986	$971,646	$905,385
Land sales and other	2,472	1,427	6,782	1,832
Total	$549,889	$489,413	$978,428	$907,217
Gross profit:
Homebuilding	$97,456	$78,744	$172,293	$141,852
Land sales and other	470	101	926	130
Total	$97,926	$78,845	$173,219	$141,982
Gross margin:
Homebuilding	17.8%	16.1%	17.7%	15.7%
Land sales and other	19.0%	7.1%	13.7%	7.1%
Total	17.8%	16.1%	17.7%	15.7%
Commissions	$20,884	$18,744	$37,391	$34,809
General and administrative expenses (G&A)	$39,741	$40,050	$77,717	$79,749
SG&A (commissions plus G&A) as a percentage of total revenue	11.0%	12.0%	11.8%	12.6%
G&A as a percentage of total revenue	7.2%	8.2%	7.9%	8.8%
Depreciation and amortization	$3,683	$3,627	$6,805	$7,054
Operating income	$33,618	$16,424	$51,306	$20,370
Operating income as a percentage of total revenue	6.1%	3.4%	5.2%	2.2%
Effective tax rate (a)	23.8%	28.2%	24.4%	22.8%
Equity in income of unconsolidated entities	$186	$147	$111	$134
Loss on extinguishment of debt	$(563)	$—	$(563)	$—
(a) Calculated as tax expense for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods.

EBITDA: Reconciliation of Net Income to Adjusted EBITDA
Reconciliation of Adjusted EBITDA to total company net income, the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position, and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31,(a)
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20	2021	2020	21 vs 20
Net income	$24,528	$10,614	$13,914	$36,525	$13,360	$23,165	$75,391	$27,391	$48,000
Expense from income taxes	7,672	4,170	3,502	11,786	3,942	7,844	25,508	8,789	16,719
Interest amortized to home construction and land sales expenses and capitalized interest impaired	24,110	22,660	1,450	42,923	42,329	594	96,256	101,496	(5,240)
Interest expense not qualified for capitalization	969	1,928	(959)	2,569	3,370	(801)	7,667	5,640	2,027
EBIT	57,279	39,372	17,907	93,803	63,001	30,802	204,822	143,316	61,506
Depreciation and amortization	3,683	3,627	56	6,805	7,054	(249)	15,391	16,143	(752)
EBITDA	60,962	42,999	17,963	100,608	70,055	30,553	220,213	159,459	60,754
Stock-based compensation expense	2,549	899	1,650	6,060	3,210	2,850	12,886	9,442	3,444
Loss on extinguishment of debt	563	—	563	563	—	563	563	25,136	(24,573)
Inventory impairments and abandonments (b)	—	—	—	465	—	465	2,576	—	2,576
Restructuring and severance expenses	—	—	—	(10)	—	(10)	1,307	—	1,307
Litigation settlement in discontinued operations	120	—	120	120	—	120	1,380	—	1,380
Adjusted EBITDA	$64,194	$43,898	$20,296	$107,806	$73,265	$34,541	$238,925	$194,037	$44,888
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2021	2020	21 vs 20	2021	2020
West	1,116	953	17.1%	9.4%	16.4%
East	357	351	1.7%	12.3%	13.5%
Southeast	381	357	6.7%	9.7%	16.2%
Total	1,854	1,661	11.6%	10.0%	15.8%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2021	2020	21 vs 20	2021	2020
West	1,898	1,690	12.3%	11.6%	16.0%
East	677	584	15.9%	10.6%	14.0%
Southeast	721	638	13.0%	9.9%	14.9%
Total	3,296	2,912	13.2%	11.0%	15.4%
Net new orders for the quarter ended March 31, 2021 increased to 1,854, up 11.6% from the quarter ended March 31, 2020. Net new orders for the six months ended March 31, 2021 increased to 3,296, up 13.2% from the six months ended March 31, 2020. The increase in net new orders was driven primarily by an increase in absorption rate from 3.3 sales per community per month in the prior year quarter to 4.7, and a decrease in cancellation rates from 15.8% in the prior year quarter to 10.0%. For the three and six months ended March 31, 2021, all three of our reportable segments experienced sales pace increases, while average active community count decreased across all reportable segments.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2021 and 2020:

	As of March 31,
	2021	2020	21 vs 20
Backlog Units:
West	1,864	1,243	50.0%
East	757	498	52.0%
Southeast	682	490	39.2%
Total	3,303	2,231	48.1%
Aggregate dollar value of homes in backlog (in millions)	$1,386.4	$895.0	54.9%
ASP in backlog (in thousands)	$419.7	$401.2	4.6%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog are generally delivered within three to six months following commencement of construction. The aggregate dollar value of homes in backlog as of March 31, 2021 increased 54.9% compared to March 31, 2020 due to a 4.6% increase in the ASP of homes in backlog and a 48.1% increase in backlog units. The increase in backlog units was primarily due to beginning the quarter with more units in backlog as well as the aforementioned increase in sales pace and net new orders.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$277,843	$267,231	4.0%	$367.0	$363.6	0.9%	757	735	3.0%
East	151,993	110,011	38.2%	473.5	468.1	1.2%	321	235	36.6%
Southeast	117,581	110,744	6.2%	379.3	360.7	5.2%	310	307	1.0%
Total	$547,417	$487,986	12.2%	$394.4	$382.1	3.2%	1,388	1,277	8.7%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$510,783	$521,629	(2.1)%	$365.1	$365.0	—%	1,399	1,429	(2.1)%
East	249,957	187,656	33.2%	459.5	439.5	4.6%	544	427	27.4%
Southeast	210,906	196,100	7.6%	377.3	367.9	2.6%	559	533	4.9%
Total	$971,646	$905,385	7.3%	$388.3	$379.0	2.5%	2,502	2,389	4.7%
For the three and six months ended March 31, 2021, homebuilding revenue increased primarily as a result of increase in ASP and closings. The ASP changes were impacted primarily by price appreciation due to strong demand and short supply of homes, as well as a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of March 31, 2021.
For the three and six months ended March 31, 2021, the large increases in closings in our East segments were the results of higher units in beginning backlog for fiscal 2021 as compared to fiscal 2020.
For the six months ended March 31, 2021, the year-over-year decrease in closings for the West segment was primarily due to the Dallas market, which had less units in beginning backlog for fiscal 2021 relative to the beginning of fiscal 2020 as well as weather disruptions which delayed closings during the three months ended March 31, 2021.

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

	Three Months Ended March 31, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$65,595	23.6%	$—	$65,595	23.6%	$—	$65,595	23.6%
East	33,569	22.1%	—	33,569	22.1%	—	33,569	22.1%
Southeast	25,287	21.5%	—	25,287	21.5%	—	25,287	21.5%
Corporate & unallocated (a)	(26,995)		—	(26,995)		24,110	(2,885)
Total homebuilding	$97,456	17.8%	$—	$97,456	17.8%	$24,110	$121,566	22.2%

	Three Months Ended March 31, 2020
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$56,805	21.3%	$—	$56,805	21.3%	$—	$56,805	21.3%
East	21,956	20.0%	—	21,956	20.0%	—	21,956	20.0%
Southeast	20,654	18.7%	—	20,654	18.7%	—	20,654	18.7%
Corporate & unallocated (a)	(20,671)		—	(20,671)		22,660	1,989
Total homebuilding	$78,744	16.1%	$—	$78,744	16.1%	$22,660	$101,404	20.8%

	Six Months Ended March 31, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$118,469	23.2%	$—	$118,469	23.2%	$—	$118,469	23.2%
East	53,434	21.4%	465	53,899	21.6%	—	53,899	21.6%
Southeast	45,109	21.4%	—	45,109	21.4%	—	45,109	21.4%
Corporate & unallocated (a)	(44,719)		—	(44,719)		42,670	(2,049)
Total homebuilding	$172,293	17.7%	$465	$172,758	17.8%	$42,670	$215,428	22.2%

	Six Months Ended March 31, 2020
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$108,914	20.9%	$—	$108,914	20.9%	$—	$108,914	20.9%
East	35,848	19.1%	—	35,848	19.1%	—	35,848	19.1%
Southeast	34,114	17.4%	—	34,114	17.4%	—	34,114	17.4%
Corporate & unallocated (a)	(37,024)	—	—	(37,024)		42,329	5,305
Total homebuilding	$141,852	15.7%	$—	$141,852	15.7%	$42,329	$184,181	20.3%
(a) Corporate and unallocated includes capitalized interest amortized to HB cost of sales, and indirect costs capitalized and amortized related to HB cost of sales.

Our homebuilding gross profit increased by $18.7 million to $97.5 million for the three months ended March 31, 2021, compared to $78.7 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $59.4 million, and an increase in gross margin of 170 basis points to 17.8%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by interest amortized to homebuilding cost of sales which increased by $1.5 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonments charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $20.2 million compared to the prior year quarter, while homebuilding gross margin increased by 140 basis points percent to 22.2%.
Our homebuilding gross profit increased by $30.4 million to $172.3 million for the six months ended March 31, 2021, compared to $141.9 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $66.3 million, and an increase in gross margin of 200 basis points to 17.7%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which increased by $0.5 million, and interest amortized to homebuilding cost of sales which increased by $0.3 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonments charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $31.2 million compared to the prior year quarter, while homebuilding gross margin increased by 190 basis points percent to 22.2%.
The year-over-year improvement in gross margin for the three and six months ended March 31, 2021 is primarily driven by lower sales incentives and pricing increases.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 17.3% and excluding interest and inventory impairments and abandonments, it was 21.8%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 9.3% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	3.4%
Impact of interest amortized to COS related to these communities	4.3%
Pre-impairment turn gross margin, excluding interest amortization	7.7%
Impact of impairment turns	17.2%
Gross margin (post impairment turns), excluding interest amortization	24.9%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$877	$500	$377	$312	$20	$292
East	1,578	930	648	142	84	58
Southeast	17	(3)	20	16	(3)	19
Corporate and unallocated (a)	—	—	—	—	—	—
Total	$2,472	$1,427	$1,045	$470	$101	$369

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$4,817	$500	$4,317	$1,019	$20	$999
East	1,578	1,325	253	142	101	41
Southeast	387	7	380	73	9	64
Corporate and unallocated (a)	—	—	—	(308)	—	(308)
Total	$6,782	$1,832	$4,950	$926	$130	$796

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three and six months ended March 31, 2021 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$42,488	$33,223	$9,265	$75,791	$63,554	$12,237
East	22,449	11,513	10,936	33,817	16,834	16,983
Southeast	15,074	8,814	6,260	25,382	11,970	13,412
Corporate and unallocated (a)	(46,393)	(37,126)	(9,267)	(83,684)	(71,988)	(11,696)
Operating income	$33,618	$16,424	$17,194	$51,306	$20,370	$30,936
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income increased by $17.2 million to $33.6 million for the three months ended March 31, 2021, compared to operating income of $16.4 million for the three months ended March 31, 2020, driven primarily by the previously discussed increase in gross profit partially offset by an increase in SG&A costs compared to the prior year quarter. While SG&A costs increased slightly compared to the prior year quarter, SG&A as a percentage of total revenue decreased by 100 basis points year-over-year from 12.0% to 11.0%.
For the six months ended March 31, 2021, operating income increased by $30.9 million to $51.3 million, compared to operating income of $20.4 million for the six months ended March 31, 2020, driven primarily by the previously discussed increase in gross profit. SG&A costs remained relatively flat year-over-year, while SG&A as a percentage of total revenue decreased by 80 basis points year-over-year from 12.6% to 11.8%.
Below operating income, we had two noteworthy year-over-year fluctuations for the six months ended March 31, 2021 as follows: (1) we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest expense not qualified for capitalization; and (2) we recorded a loss on extinguishment of debt of $0.6 million during the current year as compared to no such loss in the prior year period. See Note 6 and Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
Three Months Ended March 31, 2021 as compared to 2020
West Segment: Homebuilding revenue increased by 4.0% for the three months ended March 31, 2021 compared to the prior year quarter due to a 3.0% increase in closings and a 0.9% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $8.8 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin increased to 23.6%, up from 21.3% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $9.3 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit and lower SG&A expenses in the segment.
East Segment: Homebuilding revenue increased by 38.2% for the three months ended March 31, 2021 compared to the prior year quarter due to a 36.6% increase in closings and an 1.2% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $11.6 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin increased from 20.0% to 22.1%. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $10.9 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit, partially offset by slightly higher SG&A expenses in the segment.
Southeast Segment: Homebuilding revenue increased by 6.2% for the three months ended March 31, 2021 compared to the prior year quarter due to a 1.0% increase in closings and a 5.2% increase in ASP. Compared to the prior year quarter, homebuilding gross profit increased by $4.6 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin increased from 18.7% to 21.5% compared to the prior year quarter. The increase in gross margin was primarily driven by lower sales incentives and pricing increases. The increase in operating income of $6.3 million compared to the prior year quarter was primarily due to the increase in gross profit and lower SG&A expenses in the segment.

Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2021, corporate and unallocated net expenses increased by $9.3 million from the prior year quarter primarily due to an increase in the proportion of indirect costs expensed to cost of sales quarter-over-quarter, higher amortization of capitalized interest to cost of sales due to higher closings, and higher G&A costs.
Six Months Ended March 31, 2021 as compared to 2020
West Segment: Homebuilding revenue decreased by 2.1% for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to a 2.1% decrease in closings. Compared to the prior year period, homebuilding gross profit increased by $9.6 million due to the increase in homebuilding gross margin. Homebuilding gross margin increased to 23.2%, up from 20.9%% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $12.2 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit and lower SG&A expenses in the segment.
East Segment: Homebuilding revenue increased by 33.2% for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to a 27.4% increase in closings and a 4.6% increase in ASP. Compared to the prior year period, homebuilding gross profit increased by $17.6 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding abandonment, increased to 21.6%, up from 19.1% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $17.0 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit, partially offset by slightly higher SG&A expenses in the segment.
Southeast Segment: Homebuilding revenue increased by 7.6% for the six months ended March 31, 2020 compared to the six months ended March 31, 2020 due to a 4.9% increase in closings and a 2.6% increase in ASP. Compared to the prior year period, homebuilding gross profit increased by $11.0 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin increase to 21.4% from 17.4%. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $13.4 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit and lower SG&A expenses in the segment.
Corporate and Unallocated: For the six months ended March 31, 2021, corporate and unallocated net expenses increased by $11.7 million from the prior year period primarily due to an increase in the proportion of indirect costs expensed to cost of sales period-over-period and higher G&A costs.
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
Our current fiscal year-to-date income tax expense was primarily driven by income tax expense on earnings from continuing operations. The tax expense for the six months ended March 31, 2020 was primarily driven by income tax expense on earnings from continuing operations, partially offset by the generation of additional federal tax credits. Refer to Note 11 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.

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
Cash, cash equivalents, and restricted cash increased as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2021	2020
Cash provided by (used in) operating activities	$50,139	$(45,913)
Cash used in investing activities	(6,344)	(5,342)
Cash (used in) provided by financing activities	(12,628)	241,008
Net increase in cash, cash equivalents, and restricted cash	$31,167	$189,753
Operating Activities
Net cash provided by operating activities was $50.1 million for the six months ended March 31, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by income before income taxes of $48.3 million, which included $13.5 million of non-cash charges, and a net decrease in non-inventory working capital balances of $19.5 million, partially offset by an increase in inventory of $31.2 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash used in operating activities was $45.9 million for the six months ended March 31, 2020, primarily driven by an increase in inventory of $89.2 million resulting from land acquisition, land development, and house construction spending to support continued growth, partially offset by a net decrease in non-inventory working capital balances of $15.9 million, and income from continuing operations before income taxes of $17.3 million, which included $10.1 million of non-cash charges.
Investing Activities
Net cash used in investing activities was $6.3 million for the six months ended March 31, 2021 primarily driven by capital expenditures for model homes and information systems infrastructure.
Net cash used in investing activities was $5.3 million for the six months ended March 31, 2020 primarily driven by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $12.6 million for the six months ended March 31, 2021 primarily driven by the repurchase of a portion of our 2027 Senior Notes, and tax payments for stock-based compensation awards vesting.
Net cash provided by financing activities was $241.0 million for the six months ended March 31, 2020 driven by net borrowings under the Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, and repayment of other miscellaneous borrowings.
Financial Position
As of March 31, 2021, our liquidity position consisted of $355.5 million in cash and cash equivalents and $250.0 million of remaining capacity under the Facility.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, our Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. As of March 31, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $12.4 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $12.9 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). As of March 31, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $24.7 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
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

in thousands	As of March 31, 2021	As of September 30, 2020
Total assets	$2,053,259	$2,006,611
Due from non-guarantor subsidiary	$819	$417
Total liabilities	$1,415,446	$1,414,105

	Six Months Ended	Six Months Ended
in thousands	March 31, 2021	March 31, 2020
Total revenues	$977,686	$907,217
Gross profit	$172,740	$141,982
Income from continuing operations	$36,403	$13,419
Net income	$36,251	$13,378
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In March 2021, Moody's reaffirmed the Company's issuer corporate family rating of B3 and revised the Company's outlook to positive. In October 2020, S&P revised the Company’s outlook to positive and reaffirmed the Company’s corporate credit rating of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during the three and six months ended March 31, 2021. As of March 31, 2021, the remaining availability of the share repurchase program was $12.0 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and six months ended March 31, 2021 or 2020.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Contracts
We historically have attempted to control a portion of our land supply through lot option contracts. As of March 31, 2021, we controlled 18,851 lots, which includes 366 lots of land held for future development and 255 lots of land held for sale. Of the total active 18,230 lots, we owned 54.0%, or 9,849 of these lots, and the remaining 8,381 of these lots, or 46.0%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. In comparison, we controlled 5,554 lots, or 29.6% of our total active lot position, through option contracts as of March 31, 2020. As a result of the flexibility that these options provide us, upon a change in market conditions (as we are currently experiencing as a result of the COVID-19 pandemic), we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $93.3 million as of March 31, 2021. The total remaining purchase price, net of cash deposits, committed under all options was $567.4 million as of March 31, 2021. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of March 31, 2021, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of March 31, 2021, we had outstanding letters of credit and surety bonds of approximately $37.1 million and $249.9 million, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of March 31, 2021, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Critical Accounting Policies and Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2020 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), revenue recognition, warranty reserves, and income tax valuation allowances and ownership changes. There have been no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2021 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.

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
•economic changes nationally or in local markets, changes in consumer confidence, wage levels, declines in employment levels, inflation and governmental actions that are out of our control and affect the affordability of, and demand for, the homes we sell;
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
•increases in corporate tax rates;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2021, we had variable rate debt outstanding totaling approximately $69.2 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2021 was $1.13 billion, compared to a carrying amount of $1.05 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.13 billion to $1.19 billion as of March 31, 2021.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Item 5. Other Information
None.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 9 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 6. Exhibits

22	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22 of the Company's Form 10-Q filed on July 30, 2020)

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2021	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer