Form 10-Q
period 2021-06-30
BEAZER HOMES USA INC
filed 2021-07-29
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 26, 2021: 31,293,798

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$358,334	$327,693
Restricted cash	24,690	14,835
Accounts receivable (net of allowance of $292 and $358, respectively)	23,028	19,817
Income tax receivable	9,502	9,252
Owned inventory	1,408,071	1,350,738
Investments in unconsolidated entities	4,361	4,003
Deferred tax assets, net	204,729	225,143
Property and equipment, net	22,055	22,280
Operating lease right-of-use assets	13,015	13,103
Goodwill	11,376	11,376
Other assets	13,468	9,240
Total assets	$2,092,629	$2,007,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$155,084	$132,192
Operating lease liabilities	14,813	15,333
Other liabilities	139,074	135,983
Total debt (net of debt issuance costs of $9,444 and $10,891, respectively)	1,110,053	1,130,801
Total liabilities	1,419,024	1,414,309
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,293,798 issued and outstanding and 31,012,326 issued and outstanding, respectively)	31	31
Paid-in capital	863,240	856,466
Accumulated deficit	(189,666)	(263,326)
Total stockholders’ equity	673,605	593,171
Total liabilities and stockholders’ equity	$2,092,629	$2,007,480
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2021	2020	2021	2020
Total revenue	$570,932	$533,112	$1,549,360	$1,440,329
Home construction and land sales expenses	455,178	441,788	1,259,922	1,207,023
Inventory impairments and abandonments	231	2,266	696	2,266
Gross profit	115,523	89,058	288,742	231,040
Commissions	20,955	20,851	58,346	55,660
General and administrative expenses	42,186	41,276	119,903	121,025
Depreciation and amortization	3,689	3,780	10,494	10,834
Operating income	48,693	23,151	99,999	43,521
Equity in income of unconsolidated entities	313	4	424	138
Loss on extinguishment of debt	(1,050)	—	(1,613)	—
Other expense, net	(10)	(2,904)	(2,356)	(6,030)
Income from continuing operations before income taxes	47,946	20,251	96,454	37,629
Expense from income taxes	10,804	4,981	22,633	8,940
Income from continuing operations, net of tax	37,142	15,270	73,821	28,689
Loss from discontinued operations, net of tax	(7)	(82)	(161)	(141)
Net income	$37,135	$15,188	$73,660	$28,548
Weighted average number of shares:
Basic	30,022	29,597	29,915	29,738
Diluted	30,562	29,674	30,292	30,014
Basic income (loss) per share:
Continuing operations	$1.24	$0.51	$2.47	$0.96
Discontinued operations	—	—	(0.01)	—
Total	$1.24	$0.51	$2.46	$0.96
Diluted income (loss) per share:
Continuing operations	$1.22	$0.51	$2.44	$0.95
Discontinued operations	—	—	(0.01)	—
Total	$1.22	$0.51	$2.43	$0.95
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2021	31,289	$31	$860,537	$(226,801)	$633,767
Net income and comprehensive income	—	—		37,135	37,135
Stock-based compensation expense	—	—	3,194	—	3,194
Exercises of stock options	30	—	(67)	—	(67)
Shares issued under employee stock plans, net	6	—	—	—	—
Forfeiture and other settlements of restricted stock	(13)	—	—	—	—
Common stock redeemed for tax liability	(18)	—	(424)	—	(424)
Balance as of June 30, 2021	31,294	$31	$863,240	$(189,666)	$673,605

	Nine Months Ended June 30, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	73,660	73,660
Stock-based compensation expense	—	—	9,254	—	9,254
Exercises of stock options	198	—	564	—	564
Shares issued under employee stock plans, net	417	—	—	—	—
Forfeiture and other settlements of restricted stock	(29)	—	—	—	—
Common stock redeemed for tax liability	(304)	—	(3,044)	—	(3,044)
Balance as of June 30, 2021	31,294	$31	$863,240	$(189,666)	$673,605

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2020	31,020	$31	$849,643	$(302,192)	$547,482
Net income and comprehensive income	—	—	—	15,188	15,188
Stock-based compensation expense	—	—	1,659	—	1,659
Shares issued under employee stock plans, net	7	—	—	—	—
Forfeiture and other settlements of restricted stock	(6)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(13)	—	(13)
Balance as of June 30, 2020	31,020	$31	$851,289	$(287,004)	$564,316

	Nine Months Ended June 30, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive income	—	—	—	28,548	28,548
Stock-based compensation expense	—	—	4,869	—	4,869
Exercises of stock options	50	—	204	—	204
Shares issued under employee stock plans, net	588	—	—	—	—
Forfeiture and other settlements of restricted stock	(17)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(172)	—	(2,674)	—	(2,674)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of June 30, 2020	31,020	$31	$851,289	$(287,004)	$564,316
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2021	2020
Cash flows from operating activities:
Net income	$73,660	$28,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,494	10,834
Stock-based compensation expense	9,254	4,869
Inventory impairments and abandonments	696	2,266
Deferred and other income tax expense	22,587	8,900
Gain on sale of fixed assets	(258)	(195)
Change in allowance for doubtful accounts	(66)	(6)
Equity in income from unconsolidated entities	(424)	(138)
Cash distributions of income from unconsolidated entities	66	56
Loss on extinguishment of debt, net	1,613	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,145)	8,555
Decrease in income tax receivable	49	315
Increase in inventory	(54,867)	(6,616)
Increase in other assets	(4,195)	(1,377)
Increase in trade accounts payable	22,892	48
Increase in other liabilities	186	2,897
Net cash provided by operating activities	78,542	58,956
Cash flows from investing activities:
Capital expenditures	(10,319)	(7,510)
Proceeds from sale of fixed assets	308	214
Net cash used in investing activities	(10,011)	(7,296)
Cash flows from financing activities:
Repayment of debt	(25,128)	(1,150)
Repayment of borrowings from credit facility	—	(345,000)
Borrowings from credit facility	—	345,000
Debt issuance costs	(427)	(97)
Repurchase of common stock	—	(3,327)
Tax payments for stock-based compensation awards	(3,044)	(2,674)
Stock option exercises and other financing activities	564	(1,854)
Net cash used in financing activities	(28,035)	(9,102)
Net increase in cash, cash equivalents, and restricted cash	40,496	42,558
Cash, cash equivalents, and restricted cash at beginning of period	342,528	122,794
Cash, cash equivalents, and restricted cash at end of period	$383,024	$165,352
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2020 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors, such as the effects of the coronavirus (“COVID-19”) pandemic and its influence on our future results.
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
No share repurchases were made during the three and nine months ended June 30, 2021. As of June 30, 2021, the remaining availability of the share repurchase program was $12.0 million.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Homebuilding revenue	$566,930	$532,465	$1,538,576	$1,437,850
Land sales and other revenue	4,002	647	10,784	2,479
Total revenue (a)	$570,932	$533,112	$1,549,360	$1,440,329
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $28.7 million and $18.9 million as of June 30, 2021 and September 30, 2020, respectively. Of the customer liabilities outstanding as of September 30, 2020, $2.2 million and $17.4 million were recognized in revenue during the three and nine months ended June 30, 2021 upon closing of the related homes.

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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2021	2020
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use assets (ASC 842 adoption)(a)	$—	$13,895
Beginning operating lease liabilities (ASC 842 adoption)(a)	—	16,028
Increase in operating lease right-of-use assets (b)	2,649	3,097
Increase in operating lease liabilities (b)	2,649	3,097
Supplemental disclosure of cash activity:
Interest payments	$63,878	$60,678
Income tax payments	2,297	2
Tax refunds received	49	315
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$358,334	$152,266
Restricted cash	24,690	13,086
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$383,024	$165,352
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
(b) Represents additional leases that commenced during the nine months ended June 30, 2021 and June 30, 2020.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of June 30, 2021, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of June 30, 2021 and September 30, 2020:

in thousands	June 30, 2021	September 30, 2020
Investment in unconsolidated entities	$4,361	$4,003
Total equity of unconsolidated entities	8,905	7,079
Total outstanding borrowings of unconsolidated entities	12,478	8,807
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Equity in income of unconsolidated entities	$313	$4	$424	$138
For the three and nine months ended June 30, 2021 and 2020, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2021 and September 30, 2020, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2021 and 2020, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of June 30, 2021, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Inventory
The components of our owned inventory are as follows as of June 30, 2021 and September 30, 2020:

in thousands	June 30, 2021	September 30, 2020
Homes under construction	$668,280	$525,021
Development projects in progress	532,929	589,763
Land held for future development	19,879	28,531
Land held for sale	7,173	12,622
Capitalized interest	109,943	119,659
Model homes	69,867	75,142
Total owned inventory	$1,408,071	$1,350,738
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including the cost of the underlying lot. We had 40 (with a cost of $12.0 million) and 133 (with a cost of $42.2 million) substantially completed homes that were not subject to a sales contract (spec homes) as of June 30, 2021 and September 30, 2020, respectively.
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

Total owned inventory by reportable segment is presented in the table below as of June 30, 2021 and September 30, 2020:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2021
West Segment	$682,550	$3,483	$690	$686,723
East Segment	263,799	10,888	874	275,561
Southeast Segment	274,310	5,508	5,609	285,427
Corporate and unallocated (b)	160,360	—	—	160,360
Total	$1,381,019	$19,879	$7,173	$1,408,071
September 30, 2020
West Segment	$627,986	$3,483	$4,516	$635,985
East Segment	241,799	14,077	3,702	259,578
Southeast Segment	266,905	10,971	4,404	282,280
Corporate and unallocated (b)	172,895	—	—	172,895
Total	$1,309,585	$28,531	$12,622	$1,350,738
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2021	2020	2021	2020
Land Held for Sale:
West	$—	$89	$—	$89
Southeast	—	8	—	8
Corporate and unallocated (a)	—	1,160	—	1,160
Total impairment charges on land held for sale	$—	$1,257	$—	$1,257
Abandonments:
West	$—	$452	$—	$452
East	—	32	465	32
Southeast	231	525	231	525
Total abandonments charges	$231	$1,009	$696	$1,009
Total impairment and abandonment charges	$231	$2,266	$696	$2,266
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
We performed our quarterly inventory impairment assessment for the quarter ended June 30, 2021 taking into consideration the qualitative and quantitative factors discussed above, and determined that no community required a formal impairment analysis (projected cash flow analysis). No project in progress impairment charges were recognized during the three and nine months ended June 30, 2021 and 2020, respectively.
Impairments on land held for sale generally represent write downs of these properties to net realizable value based on sales contracts, letters of intent, current market conditions, and recent comparable land sale transactions, as applicable. Absent an executed sales contract, our assumptions related to land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results. There were no land held for sale impairment charges recognized during the three and nine months ended June 30, 2021 and $1.3 million of land held for sale impairment charges recognized during the three and nine months ended June 30, 2020.
From time-to-time, we may determine to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. There were $0.2 million and $0.7 million of abandonment charges recognized during the three and nine months ended June 30, 2021, respectively, and $1.0 million of abandonment charges recognized during the three and nine months ended June 30, 2020.
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2021 and September 30, 2020:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation
As of June 30, 2021
Unconsolidated lot option agreements	$106,569	$622,047
As of September 30, 2020
Unconsolidated lot option agreements	$75,921	$395,133

(6) Interest
Interest capitalized during the three and nine months ended June 30, 2021 and 2020 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2021	2020	2021	2020
Capitalized interest in inventory, beginning of period	$113,414	$134,693	$119,659	$136,565
Interest incurred	19,270	23,012	58,517	66,839
Capitalized interest impaired	—	(792)	—	(792)
Interest expense not qualified for capitalization and included as other expense (a)	(212)	(3,003)	(2,781)	(6,373)
Capitalized interest amortized to home construction and land sales expenses (b)	(22,529)	(21,814)	(65,452)	(64,143)
Capitalized interest in inventory, end of period	$109,943	$132,096	$109,943	$132,096
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
(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of June 30, 2021 and September 30, 2020:

in thousands	Final Maturity Date	June 30, 2021	September 30, 2020
Senior Unsecured Term Loan (Term Loan)	September 2022	$100,000	$100,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	370,255	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(9,444)	(10,891)
Total Senior Notes, net		1,040,366	1,062,664
Junior Subordinated Notes (net of unamortized accretion of $31,086 and $32,636, respectively)	July 2036	69,687	68,137
Revolving Credit Facility	February 2023	—	—
Total debt, net		$1,110,053	$1,130,801
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
As of June 30, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity. As of September 30, 2020, no borrowings and no letters of credit were outstanding under the Facility. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of June 30, 2021, the Company believes it was in compliance with all such covenants.

Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan). The principal balance as of June 30, 2021 was $100.0 million. The Term Loan (1) will mature in September 2022, with remaining $50.0 million annual repayment installments in September 2021 and September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of June 30, 2021, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of June 30, 2021 and September 30, 2020, the Company had letters of credit outstanding under these additional facilities of $18.6 million and $12.7 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of June 30, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $12.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2021.
During the three months ended June 30, 2021, we repurchased $14.0 million of our outstanding 2027 Notes using cash on hand, resulting in a loss on extinguishment of debt of $1.1 million.
During the nine months ended June 30, 2021, we repurchased $23.7 million of our outstanding 2027 Notes using cash on hand, resulting in a loss on extinguishment of debt of $1.6 million.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of June 30, 2021. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 3.84% as of June 30, 2021. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2021, the unamortized accretion was $31.1 million and will be amortized over the remaining life of the notes. The remaining $25.8 million of these notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million restructured notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of June 30, 2021, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. For the three and nine months ended June 30, 2021, we recorded operating lease expense of $1.1 million and $3.3 million, respectively. Cash payments on lease liabilities during the three and nine months ended June 30, 2021 totaled $1.2 million and $3.7 million, respectively. Sublease income and variable lease expenses are de minimis.
At June 30, 2021, weighted-average remaining lease term and discount rate were as follows:

Weighted-average remaining lease term	4.9 years
Weighted-average discount rate	4.62%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2021:

Fiscal Years Ending September 30,
in thousands
2021 (a)	$1,075
2022	4,300
2023	3,508
2024	2,383
2025	2,093
Thereafter	3,265
Total lease payments	16,624
Less: Imputed interest	1,811
Total operating lease liabilities	$14,813
(a) Remaining lease payments are for the period beginning July 1, 2021 through September 30, 2021.

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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Balance at beginning of period	$12,421	$12,058	$13,052	$13,388
Accruals for warranties issued (a)	2,921	2,798	7,958	7,170
Changes in liability related to warranties existing in prior periods	(294)	(285)	26	(1,369)
Payments made	(2,702)	(2,279)	(8,690)	(6,897)
Balance at end of period	$12,346	$12,292	$12,346	$12,292
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
Beginning June 25, 2019, several shareholder derivative lawsuits relating to the same inventory impairment charges discussed above were filed against Beazer Homes USA, Inc., certain of our officers and members of our Board of Directors in the U.S. District Court for the Northern District of Georgia. The plaintiffs in these cases allege breaches of fiduciary duty, unjust enrichment and violations of the federal securities laws. These federal actions were consolidated into a single derivative action. The plaintiffs sought, among other things, monetary damages, disgorgement of profits and attorneys' and experts' fees. Additionally, a substantially similar derivative action has been filed in the Superior Court of Fulton County, Georgia. On October 5, 2020, the Court granted a motion to dismiss the consolidated federal action but provided the plaintiffs an opportunity to attempt to amend their complaint. An amended complaint was filed in late October, and a motion to dismiss was filed thereafter. On March 30, 2021, the Court granted the motion to dismiss and dismissed the plaintiffs’ claims with prejudice. The plaintiffs then filed a notice of appeal but subsequently dismissed the appeal. Thus, the consolidated federal action is fully resolved.
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
We have an accrual of $4.5 million and $5.0 million in other liabilities on our condensed consolidated balance sheets related to litigation and other matters, excluding warranty, as of June 30, 2021 and September 30, 2020, respectively.
We had outstanding letters of credit and surety bonds of approximately $30.8 million and $252.7 million, respectively, as of June 30, 2021, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three and nine months ended June 30, 2021 we recognized no impairments on projects in process or land held for sale compared to $1.3 million in impairment charges on land held for sale during the three and nine months ended June 30, 2020.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of June 30, 2021
Deferred compensation plan assets (a)	$—	$2,659	$—		$2,659
As of September 30, 2020
Deferred compensation plan assets (a)	$—	$2,339	$—		$2,339
Land held for sale (b)	—	—	6,240	(c)	6,240
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of June 30, 2021 and September 30, 2020:

	As of June 30, 2021		As of September 30, 2020
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes and Term Loan (b)	$1,040,366	$1,113,377	$1,062,664	$1,098,117
Junior Subordinated Notes (c)	69,687	69,687	68,137	68,137
Total	$1,110,053	$1,183,064	$1,130,801	$1,166,254
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

(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax expense from continuing operations was $10.8 million and $22.6 million for the three and nine months ended June 30, 2021, compared to $5.0 million and $8.9 million for the three and nine months ended June 30, 2020. Income tax expense for the nine months ended June 30, 2021 was substantially driven by (1) income from continuing operations, partially offset by (2) the discrete impact related to the closing of a state tax audit, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax expense for the nine months ended June 30, 2020 was primarily driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $0.8 million in tax credits related to prior fiscal years, and (3) the discrete impact related to stock-based compensation activity.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2021, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2020, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2020 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and nine months ended June 30, 2021 and 2020, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Stock-based compensation expense	$3,194	$1,659	$9,254	$4,869
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2021:

	Nine Months Ended
	June 30, 2021
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	392,465	$15.47
Exercised	(277,806)	14.48
Outstanding at end of period	114,659	$17.87
Exercisable at end of period	113,709	$17.93
As of June 30, 2021 and September 30, 2020, unrecognized compensation costs related to unvested stock options were less than $0.1 million. The remaining costs as of June 30, 2021 are expected to be recognized over a weighted-average period of 0.68 years.
Restricted Stock Awards
During the nine months ended June 30, 2021, the Company issued time-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2021:

	Nine Months Ended June 30, 2021
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	796,024	610,130	1,406,154
Granted (a)	164,296	251,788	416,084
Vested	(222,165)	(346,856)	(569,021)
Forfeited	—	(28,488)	(28,488)
End of period	738,155	486,574	1,224,729
(a) Each of our performance-based restricted share represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2020, we issued 60,930 shares earned above target level based on the performance level achieved under the fiscal 2018 performance-based award plan.
As of June 30, 2021 and September 30, 2020, total unrecognized compensation costs related to unvested restricted stock awards was $9.2 million and $9.0 million, respectively. The remaining costs as of June 30, 2021 are expected to be recognized over a weighted average period of 1.53 years.

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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands (except per share data)	2021	2020	2021	2020
Numerator:
Income from continuing operations, net of tax	$37,142	$15,270	$73,821	$28,689
Loss from discontinued operations, net of tax	(7)	(82)	(161)	(141)
Net income	$37,135	$15,188	$73,660	$28,548

Denominator:
Basic weighted-average shares	30,022	29,597	29,915	29,738
Dilutive effect of restricted stock awards	517	76	352	267
Dilutive effect of stock options	23	1	25	9
Diluted weighted-average shares (a)	30,562	29,674	30,292	30,014

Basic income (loss) per share:
Continuing operations	$1.24	$0.51	$2.47	$0.96
Discontinued operations	—	—	(0.01)	—
Total	$1.24	$0.51	$2.46	$0.96

Diluted income (loss) per share:
Continuing operations	$1.22	$0.51	$2.44	$0.95
Discontinued operations	—	—	(0.01)	—
Total	$1.22	$0.51	$2.43	$0.95
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2021	2020	2021	2020
Stock options	12	372	227	390
Time-based restricted stock	—	286	1	49

(14) Other Liabilities
Other liabilities include the following as of June 30, 2021 and September 30, 2020:

in thousands	June 30, 2021	September 30, 2020
Accrued compensations and benefits	$44,354	$50,246
Customer deposits	28,725	18,937
Accrued interest	15,253	23,870
Warranty reserve	12,346	13,052
Litigation accruals	4,511	4,981
Income tax liabilities	770	584
Other	33,115	24,313
Total	$139,074	$135,983
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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Revenue
West	$297,073	$303,500	$812,673	$825,629
East	162,156	108,126	413,691	297,107
Southeast	111,703	121,486	322,996	317,593
Total revenue	$570,932	$533,112	$1,549,360	$1,440,329

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Operating income
West	$52,295	$42,574	$128,086	$106,128
East	27,437	12,423	61,254	29,257
Southeast	14,981	11,787	40,363	23,757
Segment total	94,713	66,784	229,703	159,142
Corporate and unallocated (a)	(46,020)	(43,633)	(129,704)	(115,621)
Total operating income	$48,693	$23,151	$99,999	$43,521

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Depreciation and amortization
West	$1,924	$2,119	$5,397	$5,778
East	602	500	1,648	1,605
Southeast	628	638	1,899	1,878
Segment total	3,154	3,257	8,944	9,261
Corporate and unallocated (a)	535	523	1,550	1,573
Total depreciation and amortization	$3,689	$3,780	$10,494	$10,834
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
The following table presents capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2021	2020
Capital Expenditures
West	$4,359	$3,606
East	1,334	1,699
Southeast	987	1,852
Corporate and unallocated	3,639	353
Total capital expenditures	$10,319	$7,510

The following table presents assets by segment as of June 30, 2021 and September 30, 2020:

in thousands	June 30, 2021	September 30, 2020
Assets
West	$714,790	$658,909
East	289,360	267,050
Southeast	303,093	301,827
Corporate and unallocated (a)	785,386	779,694
Total assets	$2,092,629	$2,007,480
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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2021 or September 30, 2020. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2021	2020	2021	2020
Home construction and land sales expenses	—	62	119	47
Gross loss	—	(62)	(119)	(47)
General and administrative expenses	10	43	88	133
Operating loss	(10)	(105)	(207)	(180)
Other expense, net	—	—	—	(1)
Loss from discontinued operations before income taxes	(10)	(105)	(207)	(181)
Benefit from income taxes	(3)	(23)	(46)	(40)
Loss from discontinued operations, net of tax	$(7)	$(82)	$(161)	$(141)

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
The COVID-19 pandemic has led to significant volatility in the housing market. While the economic recovery and containment and mitigation measures of COVID-19 are still ongoing, demand for new homes in our markets remains strong. We believe this is the result of low interest rates and short supply of homes, together with favorable demographics and workplace changes as a result of the pandemic. We believe these factors will continue to support demand through at least fiscal 2021. The strong demand has also contributed to a rise in home prices to offset increases in labor and direct building costs. In response to the strong demand and construction cycle time constraints, we are proactively limiting sales pace in a number of communities to align sales with our production capacity and limit our exposure to raw material price inflation. We are also continuing to increase our land acquisition and development investments.
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
Overview of Results for Our Fiscal Third Quarter
Reflecting on the current market conditions discussed above and our operating strategy, during the third quarter of fiscal 2021, we made improvements in sales pace, homes in backlog, homebuilding gross margin, and net income as compared to the third quarter of fiscal 2020.
Profitability
For the quarter ended June 30, 2021, we recorded net income from continuing operations of $37.1 million, or diluted earnings per share of $1.22, compared to net income from continuing operations of $15.3 million, or diluted earnings per share of $0.51, in the third quarter of fiscal 2020. The increase in profitability was primarily driven by higher revenue, homebuilding gross margin and improved SG&A leverage.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged capital structure. This strategy provides us with flexibility to increase return on capital, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. Over the last ten years, our balanced growth strategy has led to significant improvements in profitability without asset growth. Beginning in fiscal 2021, we have begun allocating more capital to grow our total lot position, and generate higher operating margins by delivering higher margin homes and maximizing overhead leverage. The following is a summary of our performance against certain key operating and financial metrics during the current period:
•During the quarter ended June 30, 2021, sales per community per month was 3.2, up 18.6% from 2.7 in the prior year quarter, and our net new orders decreased to 1,199, down 12.6% from 1,372 in the prior year quarter. Sales per community per month was 4.0 and 2.9 for the trailing 12 months ended June 30, 2021 and 2020, respectively. The increase in sales pace is reflective of the high demand for new homes primarily driven by low interest rates, short supply of homes, and consumers' reassessment of living arrangements. Given the high demand and construction cycle time constraints, we have deliberately slowed down sales in a number of our communities to better align sales pace with production capacity, to ensure a positive customer experience, and to drive price appreciation to maximize margins.

•During the quarter ended June 30, 2021, our average active community count of 123 was down 26.3% from the prior year quarter. We ended the quarter with a lower active community count in part due to the strong sales pace we have experienced since the fourth fiscal quarter of 2020 through the current quarter. We are working to grow community counts by investing in new communities.
•As of June 30, 2021, our land position includes 19,761 controlled lots, up 9.2% from 18,093 as of June 30, 2020. Excluding land held for future development and land held for sale lots, we controlled 19,272 active lots, up 12.6% from a year earlier. We continue to evaluate strategic opportunities to purchase land within our geographic footprint, balancing our desire to reduce leverage with land acquisition strategies that maximize the efficiency of capital employed. Through expansion of our use of lot option contracts, as of June 30, 2021, we controlled 9,263 lots, or 48.1% of our total active lots, through option contracts with land developers and land bankers, as compared to 5,109 lots controlled, or 29.9% of our total active lots, through option contracts as of June 30, 2020.
•Aggregated dollar value of homes in backlog as of June 30, 2021 was $1,354.6 million, up 53.1% compared to a year earlier. As a result of our strong sales pace, we ended the quarter with 3,124 homes in backlog, up 39.7% compared to a year earlier. ASP in backlog as of June 30, 2021 has risen 9.6% versus the prior year quarter to $433.6 thousand.
•Homebuilding gross margin for the quarter ended June 30, 2021 was 20.2%, up from 17.0% in the prior year quarter. Homebuilding gross margin excluding impairments and abandonments and interest for the quarter ended June 30, 2021 was 24.2%, up from 21.2% in the prior year quarter. Our homebuilding gross margin has been favorably impacted by the strong demand and price appreciation, although cost pressures and the availability of labor may temper gross margin expansion in the future.
•SG&A for the quarter ended June 30, 2021 was 11.1% of total revenue, down from 11.7% a year earlier. We remain focused on improving overhead cost management in relation to our revenue growth, contributing to our balanced growth strategy.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. The impact of the COVID-19 pandemic as well as our effort to actively manage sales pace has resulted in a shift from our typical seasonal trend such that higher levels of new order activity were observed during the first and second quarters of fiscal 2021, which led to increased closing levels starting in the second fiscal quarter as compared to fiscal 2020. Accordingly, our financial results for the three and nine months ended June 30, 2021 may not be indicative of our full year results.
Commitment to Environmental, Social and Governance (ESG) Matters
In April 2021, we received the 2021 ENERGY STAR Partner of the Year—Sustained Excellence Award from the U.S. Environmental Protection Agency and the U.S. Department of Energy for the sixth consecutive year. The Sustained Excellence Award represents the highest honor bestowed under the ENERGY STAR program and underscores our commitment to improve energy efficiency. Our focus for fiscal 2021 is not only about positioning us for future growth but also involves another important part of our operations, namely our commitment to ESG matters. Although we believe we have been a leader among the public homebuilders in ESG for some time, we are taking a number of important steps forward in fiscal 2021. As described in our most recent proxy statement filed on December 18, 2020 (2020 Proxy Statement), we are the first national builder to publicly commit to ensuring each home we build is Net Zero Energy Ready (defined below), and we have committed to reach this objective by the end of 2025. We calculate the energy performance of our homes using the industry standard Home Energy Rating System (HERS®), which measures energy efficiency on an easy to understand scale: the lower the number, the more energy efficient the home. Net Zero Energy Ready means that every home we build will have a gross HERS® index score (before any benefit of renewable energy production) of 45 or less, and homeowners will be able to achieve net zero energy by attaching a properly sized renewable energy system. We have been among the most efficient public builders from a HERS® perspective. We believe our commitment to Net Zero Energy Ready will continue to keep the energy-efficiency of the homes we build well ahead of other new homes built to code. Further, we have incorporated HERS® environmental achievement goals into our fiscal 2021 long-term incentive compensation awards to demonstrate our commitment to Net Zero Energy Ready. Refer to our 2020 Proxy Statement for further discussions on our ESG initiatives.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2021	2020	2021	2020
Revenue:
Homebuilding	$566,930	$532,465	$1,538,576	$1,437,850
Land sales and other	4,002	647	10,784	2,479
Total	$570,932	$533,112	$1,549,360	$1,440,329
Gross profit:
Homebuilding	$114,710	$90,282	$287,003	$232,134
Land sales and other	813	(1,224)	1,739	(1,094)
Total	$115,523	$89,058	$288,742	$231,040
Gross margin:
Homebuilding (a)	20.2%	17.0%	18.7%	16.1%
Land sales and other	20.3%	(189.2)%	16.1%	(44.1)%
Total	20.2%	16.7%	18.6%	16.0%
Commissions	$20,955	$20,851	$58,346	$55,660
General and administrative expenses (G&A)	$42,186	$41,276	$119,903	$121,025
SG&A (commissions plus G&A) as a percentage of total revenue	11.1%	11.7%	11.5%	12.3%
G&A as a percentage of total revenue	7.4%	7.7%	7.7%	8.4%
Depreciation and amortization	$3,689	$3,780	$10,494	$10,834
Operating income	$48,693	$23,151	$99,999	$43,521
Operating income as a percentage of total revenue	8.5%	4.3%	6.5%	3.0%
Effective tax rate (b)	22.5%	24.6%	23.5%	23.8%
Equity in income of unconsolidated entities	$313	$4	$424	$138
Loss on extinguishment of debt	$(1,050)	$—	$(1,613)	$—
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 24.2% and 21.2% for the three months ended June 30, 2021 and 2020, respectively, and 22.9% and 20.7% for the nine months ended June 30, 2021 and 2020, respectively.
(b) Calculated as tax expense for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods.

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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30,(a)
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20	2021	2020	21 vs 20
Net income	$37,135	$15,188	$21,947	$73,660	$28,548	$45,112	$97,338	$30,977	$66,361
Expense from income taxes	10,801	4,958	5,843	22,587	8,900	13,687	31,351	15,934	15,417
Interest amortized to home construction and land sales expenses and capitalized interest impaired	22,529	22,606	(77)	65,452	64,935	517	96,179	102,350	(6,171)
Interest expense not qualified for capitalization	212	3,003	(2,791)	2,781	6,373	(3,592)	4,876	7,682	(2,806)
EBIT	70,677	45,755	24,922	164,480	108,756	55,724	229,744	156,943	72,801
Depreciation and amortization	3,689	3,780	(91)	10,494	10,834	(340)	15,300	16,681	(1,381)
EBITDA	74,366	49,535	24,831	174,974	119,590	55,384	245,044	173,624	71,420
Stock-based compensation expense	3,194	1,659	1,535	9,254	4,869	4,385	14,421	7,402	7,019
Loss on extinguishment of debt	1,050	—	1,050	1,613	—	1,613	1,613	25,494	(23,881)
Inventory impairments and abandonments (b)	231	1,474	(1,243)	696	1,474	(778)	1,333	1,474	(141)
Restructuring and severance expenses	—	1,361	(1,361)	(10)	1,361	(1,371)	(54)	1,361	(1,415)
Litigation settlement in discontinued operations	—	—	—	120	—	120	1,380	—	1,380
Adjusted EBITDA	$78,841	$54,029	$24,812	$186,647	$127,294	$59,353	$263,737	$209,355	$54,382
(a) “LTM” indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2021	2020	21 vs 20	2021	2020
West	715	775	(7.7)%	11.4%	21.8%
East	263	287	(8.4)%	11.1%	19.4%
Southeast	221	310	(28.7)%	8.7%	21.1%
Total	1,199	1,372	(12.6)%	10.9%	21.1%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2021	2020	21 vs 20	2021	2020
West	2,613	2,465	6.0%	11.6%	17.9%
East	940	871	7.9%	10.7%	15.8%
Southeast	942	948	(0.6)%	9.6%	17.1%
Total	4,495	4,284	4.9%	11.0%	17.3%
Net new orders for the quarter ended June 30, 2021 decreased to 1,199, down 12.6% from the quarter ended June 30, 2020. The decrease in net new orders was driven primarily by a decrease in active community count from 167 in the prior year quarter to 123, partially offset by an increase in sales pace from 2.7 sales per community per month in the prior year quarter to 3.2, and a decrease in cancellation rates from 21.1% in the prior year quarter to 10.9%. We are working to grow community counts by investing in new communities, and we are also actively managing sales pace, in part by selectively increasing prices and limiting lot releases in some communities, to optimize margins and lot supplies in our communities.
Net new orders for the nine months ended June 30, 2021 increased to 4,495, up 4.9% from the nine months ended June 30, 2020. The increase in net new orders was primarily driven by the strong sales pace experienced during the current fiscal year.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2021 and 2020:

	As of June 30,
	2021	2020	21 vs 20
Backlog Units:
West	1,814	1,199	51.3%
East	690	565	22.1%
Southeast	620	473	31.1%
Total	3,124	2,237	39.7%
Aggregate dollar value of homes in backlog (in millions)	$1,354.6	$884.9	53.1%
ASP in backlog (in thousands)	$433.6	$395.6	9.6%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog have historically been delivered within three to six months following commencement of construction. Due to the stronger than expected demand for new homes during the economic recovery, we have seen some disruptions in our supply chain, including the availability of certain materials and construction labor, which has led to extended construction cycle times. Homes in backlog are currently delivered within four to nine months following commencement of construction. The aggregate dollar value of homes in backlog as of June 30, 2021 increased 53.1% compared to June 30, 2020, due to a 9.6% increase in the ASP of homes in backlog and a 39.7% increase in backlog units.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$294,834	$303,500	(2.9)%	$385.4	$370.6	4.0%	765	819	(6.6)%
East	160,393	108,126	48.3%	486.0	491.5	(1.1)%	330	220	50.0%
Southeast	111,703	120,839	(7.6)%	394.7	369.5	6.8%	283	327	(13.5)%
Total	$566,930	$532,465	6.5%	$411.4	$389.8	5.5%	1,378	1,366	0.9%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$805,617	$825,129	(2.4)%	$372.3	$367.1	1.4%	2,164	2,248	(3.7)%
East	410,350	295,782	38.7%	469.5	457.2	2.7%	874	647	35.1%
Southeast	322,609	316,939	1.8%	383.1	368.5	4.0%	842	860	(2.1)%
Total	$1,538,576	$1,437,850	7.0%	$396.5	$382.9	3.6%	3,880	3,755	3.3%
For the three and nine months ended June 30, 2021, homebuilding revenue increased primarily as a result of increase in ASP and closings. The ASP changes were impacted primarily by price appreciation due to strong demand and short supply of homes, as well as a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of June 30, 2021.
For the three and nine months ended June 30, 2021, the large increase in closings for the East segment was the result of higher units in beginning backlog for quarter to date and year to date fiscal 2021 compared to fiscal 2020. The slight decrease in ASP in the East segment for the three months ended June 30, 2021 compared to the prior year quarter was due to a change in mix of closings between geographies and products.
For the three and nine months ended June 30, 2021, the decrease in closings in our West and Southeast segments was due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year, partially offset by higher units in beginning backlog for quarter to date and year to date fiscal 2021 compared to fiscal 2020.

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

	Three Months Ended June 30, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$75,233	25.5%	$—	$75,233	25.5%	$—	$75,233	25.5%
East	38,296	23.9%	—	38,296	23.9%	—	38,296	23.9%
Southeast	25,352	22.7%	231	25,583	22.9%	—	25,583	22.9%
Corporate & unallocated (a)	(24,171)		—	(24,171)		22,529	(1,642)
Total homebuilding	$114,710	20.2%	$231	$114,941	20.3%	$22,529	$137,470	24.2%

	Three Months Ended June 30, 2020
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$67,050	22.1%	$452	$67,502	22.2%	$—	$67,502	22.2%
East	21,932	20.3%	32	21,964	20.3%	—	21,964	20.3%
Southeast	23,849	19.7%	525	24,374	20.2%	—	24,374	20.2%
Corporate & unallocated (a)	(22,549)		—	(22,549)		21,814	(735)
Total homebuilding	$90,282	17.0%	$1,009	$91,291	17.1%	$21,814	$113,105	21.2%

	Nine Months Ended June 30, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$193,702	24.0%	$—	$193,702	24.0%	$—	$193,702	24.0%
East	91,730	22.4%	465	92,195	22.5%	—	92,195	22.5%
Southeast	70,461	21.8%	231	70,692	21.9%	—	70,692	21.9%
Corporate & unallocated (a)	(68,890)		—	(68,890)		65,199	(3,691)
Total homebuilding	$287,003	18.7%	$696	$287,699	18.7%	$65,199	$352,898	22.9%

	Nine Months Ended June 30, 2020
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS (Interest)	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$175,964	21.3%	$452	$176,416	21.4%	$—	$176,416	21.4%
East	57,780	19.5%	32	57,812	19.5%	—	57,812	19.5%
Southeast	57,963	18.3%	525	58,488	18.5%	—	58,488	18.5%
Corporate & unallocated (a)	(59,573)	—	—	(59,573)		64,143	4,570
Total homebuilding	$232,134	16.1%	$1,009	$233,143	16.2%	$64,143	$297,286	20.7%
(a) Corporate and unallocated includes capitalized interest amortized to HB cost of sales, and indirect costs capitalized and amortized related to HB cost of sales.

Our homebuilding gross profit increased by $24.4 million to $114.7 million for the three months ended June 30, 2021, compared to $90.3 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $34.5 million, and an increase in gross margin of 320 basis points to 20.2%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which decreased by $0.8 million, and interest amortized to homebuilding cost of sales which increased by $0.7 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonments charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $24.4 million compared to the prior year quarter, while homebuilding gross margin increased by 300 basis points percent to 24.2%.
Our homebuilding gross profit increased by $54.9 million to $287.0 million for the nine months ended June 30, 2021, compared to $232.1 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $100.7 million, and an increase in gross margin of 260 basis points to 18.7%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which decreased by $0.3 million, and interest amortized to homebuilding cost of sales which increased by $1.1 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonments charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $55.6 million compared to the prior year quarter, while homebuilding gross margin increased by 220 basis points percent to 22.9%.
The year-over-year improvement in gross margin for the three and nine months ended June 30, 2021 is primarily driven by lower sales incentives and pricing increases, although cost pressures and the availability of labor may temper gross margin expansion in the future.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, our homebuilding gross margin was 18.2% and excluding interest and inventory impairments and abandonments, it was 22.6%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.9% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	5.2%
Impact of interest amortized to COS related to these communities	4.2%
Pre-impairment turn gross margin, excluding interest amortization	9.4%
Impact of impairment turns	16.9%
Gross margin (post impairment turns), excluding interest amortization	26.3%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$2,239	$—	$2,239	$606	$(89)	$695
East	1,763	—	1,763	207	—	207
Southeast	—	647	(647)	—	25	(25)
Corporate and unallocated (a)	—	—	—	—	(1,160)	1,160
Total	$4,002	$647	$3,355	$813	$(1,224)	$2,037

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$7,056	$500	$6,556	$1,625	$(69)	$1,694
East	3,341	1,325	2,016	349	101	248
Southeast	387	654	(267)	73	34	39
Corporate and unallocated (a)	—	—	—	(308)	(1,160)	852
Total	$10,784	$2,479	$8,305	$1,739	$(1,094)	$2,833

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold.
To further support our efforts to reduce leverage, we continued to focus on closing a number of land sales in the three and nine months ended June 30, 2021 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$52,295	$42,574	$9,721	$128,086	$106,128	$21,958
East	27,437	12,423	15,014	61,254	29,257	31,997
Southeast	14,981	11,787	3,194	40,363	23,757	16,606
Corporate and unallocated (a)	(46,020)	(43,633)	(2,387)	(129,704)	(115,621)	(14,083)
Operating income	$48,693	$23,151	$25,542	$99,999	$43,521	$56,478
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income increased by $25.5 million to $48.7 million for the three months ended June 30, 2021, compared to operating income of $23.2 million for the three months ended June 30, 2020, driven primarily by the previously discussed increase in gross profit. SG&A as a percentage of total revenue decreased by 60 basis points from 11.7% to 11.1%.
For the nine months ended June 30, 2021, operating income increased by $56.5 million to $100.0 million, compared to operating income of $43.5 million for the nine months ended June 30, 2020, driven primarily by the previously discussed increase in gross profit. SG&A as a percentage of total revenue decreased by 80 basis points from 12.3% to 11.5%.
Below operating income, we had two noteworthy year-over-year fluctuations for the nine months ended June 30, 2021 as follows: (1) we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest expense not qualified for capitalization; and (2) we recorded a loss on extinguishment of debt of $1.6 million during the current year as compared to no such loss in the prior year. See Note 6 and Note 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
Three Months Ended June 30, 2021 as compared to 2020
West Segment: Homebuilding revenue decreased by 2.9% for the three months ended June 30, 2021 compared to the prior year quarter due to a 6.6% decrease in closings, partially offset by a 4.0% increase in ASP. The decrease in closings is due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year, partially offset by higher units in beginning backlog for fiscal 2021 compared to fiscal 2020. Compared to the prior year quarter, homebuilding gross profit increased by $8.2 million due to higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 25.5%, up from 22.2% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $9.7 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit, lower commissions expense on lower homebuilding revenue, and lower G&A expenses in the segment.
East Segment: Homebuilding revenue increased by 48.3% for the three months ended June 30, 2021 compared to the prior year quarter due to a 50.0% increase in closings, partially offset by an 1.1% decrease in ASP. The large increase in closings was the result of higher units in beginning backlog for fiscal 2021 compared to fiscal 2020. The slight decrease in ASP was due to a change in mix of closings between geographies and products. Compared to the prior year quarter, homebuilding gross profit increased by $16.4 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased from 20.3% to 23.9% compared to the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $15.0 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit, partially offset by higher commissions expense on higher homebuilding revenue in the segment.
Southeast Segment: Homebuilding revenue decreased by 7.6% for the three months ended June 30, 2021 compared to the prior year quarter due to a 13.5% decrease in closings, partially offset by a 6.8% increase in ASP. The decrease in closings is due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year quarter, partially offset by higher units in beginning backlog for fiscal 2021 compared to fiscal 2020. Compared to the prior year quarter, homebuilding gross profit increased by $1.5 million due to higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased from 20.2% to 22.9% compared to the prior year quarter. The increase in gross margin was primarily driven by lower sales incentives and pricing increases. The increase in operating income of $3.2 million compared to the prior year quarter was primarily due to the increase in gross profit, lower commissions expense on lower homebuilding revenue, lower sales and marketing expenses, and lower G&A expenses in the segment.

Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2021, corporate and unallocated net expenses increased by $2.4 million from the prior year quarter primarily due to an increase in the proportion of indirect costs expensed to cost of sales period-over-period, higher amortization of capitalized interest to cost of sales, and higher G&A costs.
Nine Months Ended June 30, 2021 as compared to 2020
West Segment: Homebuilding revenue decreased by 2.4% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily due to a 3.7% decrease in closings, partially offset by an 1.4% increase in ASP. The decrease in closings is due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year, partially offset by higher units in beginning backlog for fiscal 2021 compared to fiscal 2020. Compared to the prior year period, homebuilding gross profit increased by $17.7 million due to the increase in homebuilding gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 24.0%, up from 21.4%% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $22.0 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit, lower commissions expense on lower homebuilding revenue, lower sales and marketing expenses, and lower G&A expenses in the segment.
East Segment: Homebuilding revenue increased by 38.7% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 primarily due to a 35.1% increase in closings and a 2.7% increase in ASP. Compared to the prior year period, homebuilding gross profit increased by $34.0 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.5%, up from 19.5% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $32.0 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit and lower sales and marketing expenses, partially offset by higher commissions expense on higher homebuilding revenue in the segment.
Southeast Segment: Homebuilding revenue increased by 1.8% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to a 4.0% increase in ASP, partially offset by a 2.1% decrease in closings. The decrease in closings is due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year, partially offset by higher units in beginning backlog for fiscal 2021 compared to fiscal 2020. Compared to the prior year period, homebuilding gross profit increased by $12.5 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 21.9% from 18.5%. The increase in gross margin was driven primarily by lower sales incentives and pricing increases. The $16.6 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit, lower sales and marketing expenses, and lower G&A expenses in the segment.
Corporate and Unallocated: For the nine months ended June 30, 2021, corporate and unallocated net expenses increased by $14.1 million from the prior year period primarily due to an increase in the proportion of indirect costs expensed to cost of sales period-over-period, higher amortization of capitalized interest to cost of sales, and higher G&A costs.
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
Our current fiscal year-to-date income tax expense was primarily driven by income tax expense on earnings from continuing operations, partially offset by the discrete tax benefits related to stock-based compensation activity in the quarter and the resolution of a state tax audit. The tax expense for the nine months ended June 30, 2020 was primarily driven by income tax expense on earnings from continuing operations, partially offset by the generation of additional federal tax credits. Refer to

Note 11 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Cash, cash equivalents, and restricted cash increased as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2021	2020
Cash provided by operating activities	$78,542	$58,956
Cash used in investing activities	(10,011)	(7,296)
Cash used in financing activities	(28,035)	(9,102)
Net increase in cash, cash equivalents, and restricted cash	$40,496	$42,558
Operating Activities
Net cash provided by operating activities was $78.5 million for the nine months ended June 30, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by income before income taxes of $96.2 million, which included $21.4 million of non-cash charges and a net decrease in non-inventory working capital balances of $15.8 million, partially offset by an increase in inventory of $54.9 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash provided by operating activities was $59.0 million for the nine months ended June 30, 2020, primarily driven by income before income taxes of $37.6 million, which included $17.6 million of non-cash charges and a net decrease in non-inventory working capital balances of $10.4 million, partially offset by an increase in inventory of $6.6 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Investing Activities
Net cash used in investing activities was $10.0 million for the nine months ended June 30, 2021 primarily driven by capital expenditures for model homes and information systems infrastructure.
Net cash used in investing activities was $7.3 million for the nine months ended June 30, 2020 primarily driven by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $28.0 million for the nine months ended June 30, 2021 primarily driven by the repurchase of a portion of our 2027 Senior Notes, and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $9.1 million for the nine months ended June 30, 2020 driven by driven by common stock repurchases in the first half of fiscal 2020 under our share repurchase program, tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, and repayment of other miscellaneous borrowings.
Financial Position
As of June 30, 2021, our liquidity position consisted of $358.3 million in cash and cash equivalents and $250.0 million of remaining capacity under the Facility.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from operations and available borrowings. Additionally, our Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. As of June 30, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $18.6 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $19.1 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). As of June 30, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $12.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
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

in thousands	As of June 30, 2021	As of September 30, 2020
Due from non-guarantor subsidiary	$1,387	$417
Total assets	$2,089,763	$2,006,611
Total liabilities	$1,412,396	$1,414,105

	Nine Months Ended	Nine Months Ended
in thousands	June 30, 2021	June 30, 2020
Total revenues	$1,547,975	$1,440,329
Gross profit	$287,794	$231,040
Income from continuing operations, net of tax	$73,253	$28,689
Net income	$73,094	$28,571
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In June 2021, S&P upgraded the Company’s corporate rating to a B from a B- and reaffirmed the Company's positive outlook. In March 2021, Moody's reaffirmed the Company's issuer corporate family rating of B3 and revised the Company's outlook to positive. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during the three and nine months ended June 30, 2021. As of June 30, 2021, the remaining availability of the share repurchase program was $12.0 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and nine months ended June 30, 2021 or 2020.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Contracts
We historically have attempted to control a portion of our land supply through lot option contracts. As of June 30, 2021, we controlled 19,761 lots, which includes 273 lots of land held for future development and 216 lots of land held for sale. Of the total active 19,272 lots, we owned 51.9%, or 10,009 of these lots, and the remaining 9,263 of these lots, or 48.1%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. In comparison, we controlled 5,109 lots, or 29.9% of our total active lot position, through option contracts as of June 30, 2020. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $106.6 million as of June 30, 2021. The total remaining purchase price, net of cash deposits, committed under all options was $622.0 million as of June 30, 2021. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of June 30, 2021, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of June 30, 2021, we had outstanding letters of credit and surety bonds of approximately $30.8 million and $252.7 million, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in interest rates. From time-to-time, we may enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of June 30, 2021, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Critical Accounting Policies and Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2020 Annual Report, our most critical accounting policies relate to inventory valuation (projects in progress, land held for future development, and land held for sale), revenue recognition, warranty reserves, and income tax valuation allowances and ownership changes. There have been no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2021 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K.

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
•economic changes nationally or in local markets, changes in consumer confidence, wage levels, declines in employment levels, inflation and governmental actions, each of which is outside our control and affects the affordability of, and demand for, the homes we sell;
•potential negative impacts of the COVID-19 pandemic, which, in addition to exacerbating each of the risks listed above and below, may include a significant decrease in demand for our homes or consumer confidence generally with respect to purchasing a home, an inability to sell and build homes in a typical manner or at all, increased costs or decreased supply of building materials, including lumber, or the availability of subcontractors, housing inspectors, and other third-parties we rely on to support our operations, and recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments and/or land option contract abandonments;
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
•terrorist acts, protests and civil unrest, political uncertainty, natural disasters, acts of war or other factors over which the Company has no control;
•inaccurate estimates related to homes to be delivered in the future (backlog), as they are subject to various cancellation risks that cannot be fully controlled;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2021, we had variable rate debt outstanding totaling approximately $69.7 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2021 was $1.11 billion, compared to a carrying amount of $1.04 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.11 billion to $1.17 billion as of June 30, 2021.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	July 29, 2021	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer