Form 10-K
period 2021-09-30
BEAZER HOMES USA INC
filed 2021-11-10
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2021, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $635,661,564.

Class	Outstanding at November 5, 2021
Common Stock, $0.001 par value	31,294,498

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2021.

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
•supply chain challenges negatively impacting our homebuilding production, including shortages of raw materials and other critical components such as windows, doors, and appliances;
•shortages of or increased costs for labor used in housing production, and the level of quality and craftsmanship provided by such labor;
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
•the impact of governmental regulations on homebuilding in key markets, such as regulations limiting the availability of water; and
•the success of our Environmental, Social, and Governance (ESG) initiatives, including our ability to meet our goal that every home we build will be Net Zero Energy Ready by 2025 as well as the success of any other related partnerships or pilot programs we may enter into in order to increase the energy efficiency of our homes and prepare for a Net Zero future.
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
Business Strategy
We continue to execute against our long-term balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with the flexibility to increase return on capital, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions.
We remain committed to this strategy, which is designed to increase shareholder value by improving our return on assets while reducing operational risk and debt. Our specific objectives at the beginning of fiscal 2021 included generating higher Adjusted EBITDA and double-digit growth in earnings per share, growing our total lot position through higher land spending and increased use of lot option agreements, and retiring at least $50.0 million of debt.
For fiscal 2021, we recorded net income of $122.0 million, or $4.01 per diluted share, compared to net income of $52.2 million, or $1.74 per diluted share, for the prior year. Adjusted EBITDA was $262.7 million in fiscal 2021, compared to $204.4 million in the prior year, an increase of $58.3 million, or 28.5%. Over the past five years, we have achieved a compound annual growth rate (CAGR) of 11.0% for Adjusted EBITDA.
As of September 30, 2021 and September 30, 2020, our land position included 21,987 and 17,830 controlled lots, respectively. Through expansion of our use of lot option agreements, 45.4% and 33.0% of our controlled lots, as of September 30, 2021 and September 30, 2020, respectively, were under option contracts.
We repurchased $30.7 million of our Senior Notes and repaid $50.0 million of our Senior Unsecured Term Loan during fiscal 2021. Over the past five years, we repaid a total of $281.4 million of debt. We expect to continue to reduce outstanding debt over time, and we intend to end fiscal 2022 with less than $1.0 billion of outstanding debt. As of September 30, 2021, we had outstanding debt of $1.05 billion.
For fiscal 2022, as we are near the end of our near-term deleveraging goal, we will focus on continuing to grow our land position, improving operating margin, delivering extraordinary customer experience, and encouraging employee well-being.
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
Surprising Performance – We place an emphasis on building high-quality homes and delivering outstanding customer experience. All Beazer homes are designed and built to provide Surprising Performance, which means more quality, comfort, and savings. We deliver these benefits through our people, materials, and process. Our homes are built to the latest ENERGY STAR® standards, and we provide buyers with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have a HERS® index score (on a scale in which a lower score is better) of 130. As of September 30, 2021, the average new Beazer home has a gross HERS® index score of 56. Each new Beazer home also comes equipped with powerful technologies, including Category 6 ethernet wiring (Cat6), a centralized network panel and immediate internet connectivity via a LTE Wi-Fi router. In December 2020, Beazer became the first national builder to publicly commit to ensuring that by the end of 2025 every home we build will be Net Zero Energy Ready. Net Zero Energy Ready means that each home will have a gross HERS® index score (before any benefit of renewable energy production) of 45 or less, and homeowners will be able to achieve net zero energy consumption by attaching a properly sized renewable energy system.
Reportable Business Segments
Our active homebuilding operations consist of the design, sale, and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Los Angeles County, Placer County, Riverside County, Sacramento County, San Bernardino County, San Diego County, Tulare County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston
East:
Indiana	Indianapolis
Maryland/Delaware	Anne Arundel County, Baltimore County, Howard County, Sussex County
Tennessee	Nashville
Virginia	Arlington County, Fairfax County, Loudoun County, Prince William County, Stafford County
Southeast:
Florida	Orlando, Tampa/St. Petersburg
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
The following tables summarize certain operating information of our reportable segments, including number of homes closed, the average selling price (ASP) for the periods presented, and units and dollar value in backlog as of September 30, 2021, 2020, and 2019. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	Fiscal Year Ended September 30,
	2021		2020		2019
($ in thousands)	Closings	Average Selling Price	Closings	Average Selling Price	Closings	Average Selling Price
West	2,945	$377.0	3,206	$368.2	2,859	$354.3
East	1,185	477.6	1,045	455.7	1,092	463.7
Southeast	1,157	390.2	1,241	370.8	1,549	360.2
Total Company	5,287	$402.4	5,492	$385.5	5,500	$377.7

	As of September 30,
	2021		2020		2019
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	1,653	$736.0	1,365	$493.7	982	$362.5
East	611	302.0	624	301.1	341	155.1
Southeast	522	246.0	520	200.5	385	147.5
Total Company	2,786	$1,284.0	2,509	$995.3	1,708	$665.1
ASP in backlog (in thousands)		$460.9		$396.7		$389.4
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors. During fiscal 2021, supply chain disruptions as well as our efforts to actively manage sales pace resulted in a shift from our typical seasonal trend such that higher levels of new order activity were observed during the first and second quarters of fiscal 2021, which led to increased closing levels starting in the second fiscal quarter.
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
We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, product affordability, consumer preferences, land availability, margins, timing, and the economic strength of the market. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up, or 55+. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data, including information about marital and family status, employment, age, affluence, special interests, media consumption, and distance moved. Although we offer a selection of amenities and home customization options, we generally do not build “custom homes.” In all of our home offerings, we attempt to increase customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations, and competitive prices.
Gatherings. In 2016, Gatherings® by Beazer Homes was officially introduced across several markets within Beazer's geographic footprint through age restricted condominiums. We strive to provide extraordinary value, a strong commitment to customer service, and a quality, lower-maintenance home for those seeking a 55+ lifestyle. In addition to condominiums, we are in the process of expanding the Gatherings® brand to include town homes, villas, duets, and single family homes. Our Dallas, Houston, Las Vegas, Nashville, and Orlando markets are actively selling Gatherings homes, while development is currently underway in Atlanta, Maryland, and additional sites in Houston. As of September 30, 2021, we have approved communities representing nearly 765 potential future sales.
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
In response to the changing needs of consumers, our sales operations continue to improve our virtual sales tools to connect with our customers online, including a 24/7 chatbot feature with live chat support, self-guided tours to allow homebuyers to tour models privately, safely, and outside of normal business hours, and self-service appointments to help customers schedule an appointment with ease and speed.

Our practice is to build, decorate, furnish, and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2021, we maintained and owned 215 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable, and hands-on experience for our customers, including digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, interactive Surprising Performance rooms, signage, and more. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from the sales offices located in the model homes used in the community) as well as through independent brokers. Our new home counselors are available to assist prospective homebuyers by providing them with floor plans, pricing information, tours of model homes, the community's unique selling proposition, detailed explanations of our differentiators as discussed above, and associated savings opportunities. Sales personnel are trained internally through a structured training program focused on sales techniques, product familiarity, competitive products in the area, construction schedules, and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Sales personnel must be licensed real estate agents where required by law.
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
•perform various centralized functions including accounting, finance, purchasing, legal, risk, planning/design, and marketing activities to support our field operations;
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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake, or the grantor of the option then undertakes in the case of land under option, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2021 and 2020, we continued to pursue land acquisition opportunities and develop our land positions, spending approximately $440.8 million and $276.9 million, respectively, for land acquisition and $154.7 million and $163.9 million, respectively, for land development.
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
Under option contracts, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit, and other non-refundable amounts incurred, which totaled approximately $114.7 million as of September 30, 2021. The total remaining purchase price, net of cash deposits, committed under all land option contracts was $676.1 million as of September 30, 2021.
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

The following table summarizes land controlled by us by reportable segment as of September 30, 2021:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	326	205	85	—	—	616	693	1,309
California	354	218	744	—	45	1,361	505	1,866
Nevada	175	286	315	66	—	842	708	1,550
Texas	1,076	1,142	1,426	—	168	3,812	3,843	7,655
Total West	1,931	1,851	2,570	66	213	6,631	5,749	12,380
East
Indiana	138	124	287	—	2	551	317	868
Maryland/Delaware	186	503	207	—	1	897	743	1,640
New Jersey	—	—	—	117	—	117	—	117
Tennessee	161	138	211	—	2	512	1,332	1,844
Virginia	90	34	85	—	—	209	266	475
Total East	575	799	790	117	5	2,286	2,658	4,944
Southeast
Florida	177	62	233	—	—	472	646	1,118
Georgia	163	464	191	—	—	818	290	1,108
North Carolina	83	169	179	21	41	493	556	1,049
South Carolina	198	222	773	68	34	1,295	93	1,388
Total Southeast	621	917	1,376	89	75	3,078	1,585	4,663
Total	3,127	3,567	4,736	272	293	11,995	9,992	21,987
(a) This category represents lots upon which construction of a home has commenced, including model homes.

The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2021:

in thousands	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$377,516	$3,483	$4,478
East	135,255	10,888	584
Southeast	135,633	5,508	4,117
Total	$648,404	$19,879	$9,179
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
Warranty Program
We currently provide a limited warranty ranging from one to two years covering workmanship and materials per our defined standards. In addition, we provide a limited warranty for up to ten years covering only certain defined structural element failures.
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

Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers through our Mortgage Choice program. Approximately 94% of our fiscal 2021 customers elected to finance a portion of their home purchase.
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
Government Regulation and Environmental Matters
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning zoning, building, design, constructions, the availability of water, and matters concerning the protection of health, safety and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our financial condition and results of operations.
As part of our due diligence process for land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks, and we require disclosures, representations and warranties from land sellers regarding environmental risks. We also take steps prior to our acquisition of the land to gain reasonable assurance as to the precise scope of any remediation work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers.
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
Human Capital Resources
As of September 30, 2021, we employed 1,052 persons, of whom 258 were sales and marketing personnel and 257 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the independent subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements.
We believe that our employees are critical to our continued growth and success. As a result, a safe and healthy working environment for our employees at every level of our organizations is our highest priority. This includes a health and safety audit system with comprehensive independent third-party inspections, as well as required attendance at certain health and safety related training programs by all of our team members applicable to their respective job responsibilities.
Upon the onset of the COVID-19 pandemic, we rapidly established a cross-functional task-force and deployed enhanced IT resources to facilitate new processes and procedures and keep our teams informed with the most up to date information. We also took a number of additional and unprecedented actions, including temporarily closing our sales centers, model homes and design centers to the general public and shifting to appointment-only interactions with our customers where permitted, as well as modified our construction operations to enforce enhanced safety protocols around social distancing, hygiene, and health screening.
We have also adopted ethical practices and policies to direct how we do business. The objectives of our practices and policies underscore this commitment, including:
•To treat all employees with dignity and respect;
•To embrace employee diversity and inclusion;
•To strongly encourage opportunities for training, growth, and advancement; and
•To uphold ethical standards and comply with applicable laws and our internal guidelines, including a Code of Conduct applicable to all employees and an actively-managed ethics hotline.
To put our objectives in action, we consistently measure employee engagement, maintain disciplined equal employment recruiting, hiring and promotion policies, provide company-wide learning and development programs on inclusion (beginning with unconscious bias training for all employees), and review pay practices for fairness and equality with a third-party consultant.
Competition for qualified personnel is also intense across our footprint. We believe our competitive advantage lies in our ability to attract and retain talented people who consistently exemplify integrity and respect – powerful attributes that enable us to focus on outcomes versus mere hours worked. From competitive compensation and benefits programs, to industry-leading programs such as 12-week parental leave and flexible time off (with no accrual or maximum time away from work), our employee experience is centered on engagement and work-life balance.
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
In response to these steps, in mid-March 2020, we temporarily closed our sales centers, model homes and design studios to the general public and shifted to an appointment-only personalized home sales process where permitted, following recommended social distancing and other health and safety protocols when meeting in person with a customer. In addition, we shifted our corporate and division office functions to work remotely. These measures, combined with limiting our construction operations to authorized activities and a reduction in the availability, capacity and efficiency of municipal and private services necessary to the progress of land development, homebuilding, completing mortgage loans and delivering homes, which in each case has varied by market depending on the scope of the restrictions local authorities have established, tempered our sales pace and delayed home deliveries beginning in the latter part of March 2020 and through most of our third fiscal quarter of 2020. We also prioritized our warranty service activities to respond to emergency repair requests, and otherwise on a by-exception basis. While general economic conditions have improved and our operations have since normalized, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock. In addition, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period.

Although we gradually resumed nearly all of our operations with the relaxing of early COVID-19 pandemic control responses beginning in the third quarter of our fiscal 2020, the magnitude and duration of the business and economic impacts from the public health effort to contain and combat the spread of COVID-19 pandemic have produced ongoing uncertainty about the overall operating environment going forward and could negatively impact our business over the medium-to-longer term. Moreover, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to any resurgence in infections, whether due to the spread of any variants of the virus or otherwise, that we will not be able to conduct any business operations in certain of our served markets or at all for an indefinite period. Certain of our served markets have also seen a dramatic increase in COVID-19 cases, and more stringent COVID-19 pandemic control responses have been re-instituted. Therefore, we could again experience material disruptions in our operating environment, impairing our ability to sell and build homes in a typical manner, as occurred in during our 2020 fiscal year, or at all, due to, among other things, increased costs or decreased supply of building materials; reduced availability of subcontractors, employees, and other talent, as a result of infections or recommended self-quarantining; or governmental mandates to direct production activities to support public health efforts. This could result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our inventory assets.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net new orders, home closings, average selling prices, revenues and profitability, as we did in our second and third fiscal quarters of 2020, and such impacts could be material to our consolidated financial statements for the current fiscal year and beyond. In addition, should public health efforts related to the COVID-19 pandemic intensify to such a degree that we cannot operate in some or all of our served markets, the number of home orders we receive and home closings we complete, if any during such period (which may be prolonged), may be significantly lower than historical norms. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Facility, our senior notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Because almost all of our customers require mortgage financing, increases in interest rates could negatively affect the affordability of the homes we sell. In addition, reductions in mortgage availability or increases in the effective costs of owning a home could prevent our customers from buying our homes and adversely affect our business and financial results.
Substantially all of the purchasers of our homes finance their acquisition with mortgage financing. Mortgage interest rates have remained low compared to most historical periods for the last several years, which has made the homes we sell more affordable. Mortgage rates continuously fell in fiscal years 2019 and 2020 due in part to Federal Reserve interest rate reductions, but stagnated during fiscal year 2021 due to rising economic and financial market uncertainties. Given the volatility in interest rates, we cannot predict whether interest rates will continue to fall or remain low or rise. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in our revenues and earnings and adversely affect our financial condition.
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
Mortgage interest expense and real estate taxes represent significant costs of homeownership. Therefore, when there are changes in federal or state income tax laws that eliminate or substantially limit the income tax deductions relating to these expenses, the after-tax costs of owning a new home can increase significantly. For example, the Tax Cuts and Jobs Act, which was enacted in December 2017, includes provisions that impose significant limitations with respect to these income tax deductions. Under this legislation, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). There also continues to be meaningful discussion around certain proposed tax legislation contemplated by the Biden administration, including increasing the U.S. corporate tax rate, as well as long standing discussions within the Organization for Economic Co-operation and Development (“OECD”). It is unclear at this time which of these proposals, if any, may be enacted and how these various provisions will interact on a local, country and global scale. We believe changes such as these adversely impact or, in case of the proposed tax legislation, could adversely impact the demand for and sales prices of homes in certain markets, including parts of California, Maryland, and Virginia, and therefore could adversely affect our business, financial condition and results of operations.
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
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, changes in immigration laws and trends in labor migration, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Shortages of materials can be due to certain disruptions, such as natural disasters, civil or political unrest, trade disputes, difficulties in production or delivery or health issues like the COVID-19 pandemic. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters such as hurricanes or flooding as discussed more fully below. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional and local economic and political factors. For example, government imposed tariffs and trade regulations on imported building supplies have, and in the future could have, significant impacts on the cost to construct our homes. Such measures limit our ability to control costs, which if we are not able to successfully offset such increased costs through higher sales prices, could adversely affect our margins on the homes we build.
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
Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation rates in fiscal year 2021, we have experienced, and continue to experience, increases in the prices of land, labor and materials.
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
Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards, tax credits and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. These rules generally operate by focusing on changes in the ownership among shareholders owning, directly or indirectly, 5% or more of the company's common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock or share repurchases by the company.

We believe we have significant “built-in losses” in our assets, i.e., an excess tax basis over current fair market value, which may result in tax losses as such assets are sold. Net operating losses and tax credits generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Any net operating losses created during or after our fiscal 2019 may be carried forward indefinitely; however, the loss can only be utilized to offset 80% of taxable income generated in a tax year. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, we experienced an “ownership change” under Section 382 as of January 12, 2010. As a result of this previous “ownership change” for purposes of Section 382, our ability to use certain net operating loss carryforwards, tax credits and built-in losses or deductions in existence prior to the ownership change was limited by Section 382. We cannot predict or control the occurrence or timing of another ownership change in the future. If another ownership change were to occur, the limitations imposed by Section 382 could result in a material amount of our net operating loss carryforwards and tax credits expiring unused and, therefore, significantly impair the future value of our deferred tax assets.
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
The realization of all or a portion of our deferred income tax assets (including net operating loss carryforwards and tax credits) is dependent upon the generation of future income during the statutory carryforward periods. Our inability to utilize our limited pre-ownership change net operating loss carryforwards, tax credits and recognized built-in losses or deductions, or the occurrence of a future ownership change and resulting additional limitations to these tax attributes, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2021, we had under lease approximately 32,300 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease and own an aggregate of approximately 152,000 and 4,500 square feet of office space, respectively, for our divisional and shared services operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
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
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 5, 2021, the last reported sales price of the Company's common stock on the NYSE was $18.74, and we had approximately 205 stockholders of record and 31,294,498 shares of common stock outstanding.
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2021, 2020, or 2019. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2021, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	114,259	$17.89	1,949,496
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2021 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2016 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2017	2018	2019	2020	2021
◆	Beazer Homes USA, Inc.	160.72	90.05	127.78	113.20	147.94
■	S&P 500 Index	118.61	139.85	145.80	167.89	218.26
▲	S&P 500 Homebuilding Index	131.67	127.26	164.71	221.89	249.18
Item 6. Selected Financial Data
Part II, Item 6 is no longer required as the Company has adopted the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read together with the sections entitled “Risk Factors,” “Selected Financial Data,” and the financial statements and the accompanying notes included elsewhere in this Form 10-K.
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
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. As we began our fiscal 2021, the U.S. economy had begun to recover from the severe impacts of the initial onset of the COVID-19 pandemic in early 2020, and housing market conditions were generally healthy.
Demand for new homes in our markets was strong throughout fiscal 2021. Many factors contributed to this level of demand, including historically low mortgage interest rates, a structural shortage of homes to purchase, favorable demographics, as well as workplace changes as a result of the pandemic. The strong demand also contributed to a rise in home prices. Fiscal 2021 was also impacted by a variety of supply chain disruptions, including increases in labor and direct building costs, as well as lack of availability of certain materials and construction labor. In response to elongated construction cycle times caused by supply chain disruptions, we proactively limited sales in a number of communities during the latter half of the fiscal year to better align sales pace with our production capacity. While we have been carefully managing our sales pace, the supply chain for labor and materials continues to negatively impact construction cycle times.
The magnitude and duration of the COVID-19 pandemic remains unknown. If economic conditions deteriorate, we may experience material declines in our net new orders, closings, revenues, cash flow and/or profitability in fiscal 2022, compared to the corresponding prior-year periods, and compared to our expectations. In addition, if conditions in the overall housing market or in a specific market worsen in the future beyond our current expectations, if future changes in our business strategy significantly affect any key assumptions used in our projections of future cash flows, or if there are material changes in any of the other items we consider in assessing recoverability, we may recognize charges in future periods for inventory impairments related to our current inventory assets. Any such charges could be material to our consolidated financial statements. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A – Risk Factors above.
Balanced Growth Strategy
Fiscal 2021 represented continued progress towards the execution of our balanced growth strategy. Specifically, we believe our strong improvements in sales pace, homes in backlog, average selling price, homebuilding gross margin, operating margin, lot count, and use of lot option agreements have positioned us well for fiscal 2022 growth. We have also successfully improved our balance sheet by reducing our debt balance, which puts us closer to our goal of having less than $1.0 billion of outstanding debt by the end of fiscal 2022.
As we begin to look to 2022, we see continued strength in market demand, although higher home prices relative to income growth and disciplined industry-wide mortgage underwriting are likely to moderate the extent of home price appreciation. We believe the combination of demographics, household formation, workplace changes, and the structural deficit in new home supply will keep housing market fundamentals strong for some time to come. Our focus for fiscal 2022 will be to increase our land acquisition and development investments and continue our use of lot option agreements to support future community count growth. In addition to growing our land position, we expect to emphasize the following strategic business objectives in fiscal 2022:
•Improve operating margin - Our operating margin increased by 320 basis points to 6.9% for the year ended September 30, 2021 from 3.7% for the year ended September 30, 2020. We remain focused on improving overhead cost management in relation to our revenue growth to drive operating margin improvement.

•Deliver extraordinary customer experience - We regularly survey our customers throughout the homebuyer journey to measure and improve the customer experience, including through use of third-party customer surveys such as Trustbuilder and GuildQuality. In fiscal 2022, we remain focused on delivering extraordinary value and a great customer experience for our homebuyers.
•Encourage employee well-being - We believe that our employees are critical to our continued growth and success. We consistently measure employee engagement and remain focused on delivering programs that enhance employee engagement and work-life balance.
Overview of Results for Our Fiscal 2021
The following is a summary of our performance against certain key operating and financial metrics during fiscal 2021:
•Sales per community per month was 3.7 and 3.2 for the fiscal years ended September 30, 2021 and 2020, respectively. The increase in sales pace is reflective of the high demand for new homes primarily driven by low interest rates, short supply of homes, and consumers' reassessment of living arrangements. Given the high demand and construction cycle time constraints, we have deliberately slowed down sales in a number of our communities during the latter half of the fiscal year to better align sales pace with production capacity, to ensure a positive customer experience, and to drive price appreciation to maximize margins.
•During the year ended September 30, 2021, our net new orders decreased to 5,564, down 11.6% from the prior year. Our average active community count of 127 was down 22.3% from the prior year. We ended the year with an active community count of 117 in part due to strong sales pace experienced during fiscal 2021 as well as the temporary reduction in land spend during fiscal 2020. We are working to rebuild community counts by investing in new communities. We invested $595.5 million and $440.8 million in land acquisition and land development during the year ended September 30, 2021 and September 30, 2020, respectively.
•As of September 30, 2021, our land position includes 21,987 controlled lots, up 23.3% from 17,830 from the prior year. Excluding land held for future development and land held for sale lots, we controlled 21,422 active lots, up 26.7% from a year earlier. Through expansion of our use of lot option agreements, as of September 30, 2021, we had 9,992 lots, or 46.6% of our total active lots, under option contracts as compared to 5,878 lots, or 34.8% of our total active lots, under option contracts as of September 30, 2020.
•Aggregated dollar value of homes in backlog as of September 30, 2021 was $1,284.0 million, up 29.0% compared to the prior year. As a result of our strong sales pace, we ended the year with 2,786 homes in backlog, up 11.0% compared to the prior year. ASP in backlog as of September 30, 2021 has risen 16.2% versus the prior year to $460.9 thousand.
•Homebuilding gross margin for the fiscal year ended September 30, 2021 was 18.9%, up from 16.4% in the prior year. Homebuilding gross margin excluding impairments, abandonments, and interest for the fiscal year ended September 30, 2021 was 23.0%, up from 21.0% in the prior year. Our homebuilding gross margin has been favorably impacted by the strong demand and price appreciation, although cost pressures and the availability of labor has affected and may continue to temper gross margin expansion in the future.
•SG&A for the fiscal year ended September 30, 2021 was 11.4% of total revenue compared with 11.9% a year earlier. We remain focused on improving overhead cost management in relation to our revenue growth, contributing to our balanced growth strategy.

Seasonal and Quarterly Variability: Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors. During fiscal 2021, supply chain disruptions as well as our efforts to actively manage sales pace resulted in a shift from our typical seasonal trend such that higher levels of new order activity were observed during the first and second quarters of fiscal 2021, which led to increased closing levels starting in the second fiscal quarter.
The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2021	1,442	1,854	1,199	1,069	5,564
2020	1,251	1,661	1,372	2,009	6,293
2019	976	1,598	1,544	1,458	5,576
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2021	1,114	1,388	1,378	1,407	5,287
2020	1,112	1,277	1,366	1,737	5,492
2019	1,083	1,134	1,269	2,014	5,500

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
$ in thousands	2021	2020	2019
Revenue:
Homebuilding	$2,127,700	$2,116,910	$2,077,245
Land sales and other	12,603	10,167	10,494
Total	$2,140,303	$2,127,077	$2,087,739
Gross profit (loss):
Homebuilding	$401,720	$348,110	$206,034
Land sales and other	2,535	(470)	(39,998)
Total	$404,255	$347,640	$166,036
Gross margin:
Homebuilding (a)	18.9%	16.4%	9.9%
Land sales and other (b)	20.1%	(4.6)%	(381.2)%
Total	18.9%	16.3%	8.0%
Commissions	$80,125	$82,507	$79,802
General and administrative expenses (G&A)	$163,285	$170,386	$161,371
SG&A (commissions plus G&A) as a percentage of total revenue	11.4%	11.9%	11.6%
G&A as a percentage of total revenue	7.6%	8.0%	7.7%
Depreciation and amortization	$13,976	$15,640	$14,759
Operating income (loss)	$146,869	$79,107	$(89,896)
Operating income (loss) as a percentage of total revenue	6.9%	3.7%	(4.3)%
Effective tax rate (c)	15.0%	25.2%	31.9%
Inventory impairments and abandonments	$853	$2,903	$148,618
Loss on extinguishment of debt, net	$(2,025)	$—	$(24,920)
(a) Homebuilding gross margin for fiscal 2019 was impacted by $110.0 million of impairments primarily related to impairments recorded in the second quarter for certain projects in progress in California. Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 23.0%, 21.0%, and 19.7% for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit (loss) divided by land sales and other revenue. Land sales and other gross margin is shown as a significant negative percentage for fiscal 2019 due to the $38.6 million of impairments recorded in the second quarter related to land held for sale assets in California.
(c) Calculated as tax expense (benefit) for the period divided by income (loss) from continuing operations. Due to a variety of factors, our income tax expense (benefit) is not always directly correlated to the amount of pre-tax income (loss) for the associated periods. Our effective tax rate was impacted by, among other factors, energy efficiency tax credits of $12.1 million, $0.9 million and $14.9 million for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Please see Note 13 of the notes to our consolidated financial statements in this Form 10-K for details of significant items that impact our effective tax rate.

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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019	2018	2017
Net income (loss)	$122,021	$52,226	$(79,520)	$(45,375)	$31,813
Expense (benefit) from income taxes	21,501	17,664	(37,245)	94,373	2,621
Interest amortized to home construction and land sales expenses and capitalized interest impaired	87,290	95,662	108,941	93,113	88,820
Interest expense not qualified for capitalization	2,781	8,468	3,109	5,325	15,636
EBIT	233,593	174,020	(4,715)	147,436	138,890
Depreciation and amortization	13,976	15,640	14,759	13,807	14,014
EBITDA	247,569	189,660	10,044	161,243	152,904
Stock-based compensation expense	12,167	10,036	10,526	10,258	8,159
Loss on extinguishment of debt	2,025	—	24,920	27,839	12,630
Inventory impairments and abandonments (a)	853	2,111	134,711	4,988	2,389
Litigation settlement in discontinued operations	120	1,260	—	—	—
Restructuring and severance expenses	(10)	1,317	—	—	—
Joint venture impairment and abandonment charges	—	—	—	341	—
Write-off of deposit on legacy land investment	—	—	—	—	2,700
Adjusted EBITDA	$262,724	$204,384	$180,201	$204,669	$178,782
(a) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2021	2020	2019	21 v 20	20 v 19	2021	2020	2019
West	3,233	3,589	2,983	(9.9)%	20.3%	12.0%	16.5%	16.7%
East	1,172	1,328	1,152	(11.7)%	15.3%	9.6%	14.5%	16.0%
Southeast	1,159	1,376	1,441	(15.8)%	(4.5)%	10.2%	15.1%	15.2%
Total	5,564	6,293	5,576	(11.6)%	12.9%	11.1%	15.8%	16.1%
Net new orders for the year ended September 30, 2021 decreased to 5,564, down 11.6% from the year ended September 30, 2020. The decrease in net new orders was driven primarily by a decrease in active community count from 163 in the prior year to 127, partially offset by an increase in sales pace from 3.2 sales per community per month in the prior year to 3.7, and a decrease in cancellation rates from 15.8% in the prior year to 11.1%. We are working to grow community counts by investing in new communities, and we are also actively managing sales pace, in part by selectively increasing prices and limiting lot releases in some communities, to optimize margins and lot supply.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2021, 2020, and 2019:

	As of September 30,
	2021	2020	2019	21 v 20	20 v 19
Backlog Units:
West	1,653	1,365	982	21.1%	39.0%
East	611	624	341	(2.1)%	83.0%
Southeast	522	520	385	0.4%	35.1%
Total	2,786	2,509	1,708	11.0%	46.9%
Aggregate dollar value of homes in backlog (in millions)	$1,284.0	$995.3	$665.1	29.0%	49.6%
ASP in backlog (in thousands)	$460.9	$396.7	$389.4	16.2%	1.9%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog have historically been delivered within three to six months following commencement of construction. Due to the stronger than expected demand for new homes during the economic recovery, we have seen disruptions in our supply chain during the latter half of fiscal 2021, including the availability of certain materials and construction labor, which has led to extended construction cycle times. As a result, homes in backlog are currently delivered within four to nine months following commencement of construction. The aggregate dollar value of homes in backlog as of September 30, 2021 increased 29.0% compared to the prior year due to a 16.2% increase in the ASP of homes in backlog and an 11.0% increase in backlog units.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
$ in thousands	2021	2020	2019	21 v 20	20 v 19	2021	2020	2019	21 v 20	20 v 19
West	$1,110,208	$1,180,577	$1,012,977	(6.0)%	16.5%	$377.0	$368.2	$354.3	2.4%	3.9%
East	565,989	476,167	506,389	18.9%	(6.0)%	477.6	455.7	463.7	4.8%	(1.7)%
Southeast	451,503	460,166	557,879	(1.9)%	(17.5)%	390.2	370.8	360.2	5.2%	2.9%
Total	$2,127,700	$2,116,910	$2,077,245	0.5%	1.9%	$402.4	$385.5	$377.7	4.4%	2.1%

	Closings
	2021	2020	2019	21 v 20	20 v 19
West	2,945	3,206	2,859	(8.1)%	12.1%
East	1,185	1,045	1,092	13.4%	(4.3)%
Southeast	1,157	1,241	1,549	(6.8)%	(19.9)%
Total	5,287	5,492	5,500	(3.7)%	(0.1)%
The slight increase in our overall homebuilding revenue for fiscal 2021 as compared to fiscal 2020 is the result of an increase in ASP, partially offset by a decrease in closings. The ASP changes were impacted primarily by price appreciation due to strong demand and short supply of homes, as well as a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of September 30, 2021.
West Segment: Homebuilding revenue decreased by 6.0% for the fiscal year ended September 30, 2021 compared to the prior fiscal year due to a 8.1% decrease in closings, partially offset by a 2.4% increase in ASP. The decrease in closings is due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year, partially offset by higher units in beginning backlog for fiscal 2021 compared to fiscal 2020.
East Segment: Homebuilding revenue increased by 18.9% for the fiscal year ended September 30, 2021 compared to the prior fiscal year due to a 13.4% increase in closings as well as a 4.8% increase in ASP. The year-over-year increase in closings in the East segment was primarily the result of higher units in beginning backlog for fiscal 2021 compared to fiscal 2020.
Southeast Segment: Homebuilding revenue decreased by 1.9% for the fiscal year ended September 30, 2021 compared to the prior fiscal year due to a decrease in closings of 6.8%, partially offset by a 5.2% increase in ASP. The decrease in closings is due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year, partially offset by higher units in beginning backlog for fiscal 2021 compared to fiscal 2020.

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
Reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that this information assists investors in comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and level of debt. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.

$ in thousands	Fiscal Year Ended September 30, 2021
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit (Loss) excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$270,671	24.4%	$—	$270,671	24.4%	$—	$270,671	24.4%
East	125,928	22.2%	465	126,393	22.3%	—	126,393	22.3%
Southeast	98,525	21.8%	388	98,913	21.9%	—	98,913	21.9%
Corporate & unallocated (a)	(93,404)		—	(93,404)		87,037	(6,367)
Total homebuilding	$401,720	18.9%	$853	$402,573	18.9%	$87,037	$489,610	23.0%

$ in thousands	Fiscal Year Ended September 30, 2020
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$258,675	21.9%	$923	$259,598	22.0%	$—	$259,598	22.0%
East	98,446	20.7%	82	98,528	20.7%	—	98,528	20.7%
Southeast	87,935	19.1%	641	88,576	19.2%	—	88,576	19.2%
Corporate & unallocated (a)	(96,946)		—	(96,946)		94,844	(2,102)
Total homebuilding	$348,110	16.4%	$1,646	$349,756	16.5%	$94,844	$444,600	21.0%

$ in thousands	Fiscal Year Ended September 30, 2019
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$119,624	11.8%	$92,912	$212,536	21.0%	$—	$212,536	21.0%
East	96,008	19.0%	—	96,008	19.0%	—	96,008	19.0%
Southeast	95,603	17.1%	858	96,461	17.3%	—	96,461	17.3%
Corporate & unallocated (a)	(105,201)		16,259	(88,942)		93,875	4,933
Total homebuilding	$206,034	9.9%	$110,029	$316,063	15.2%	$93,875	$409,938	19.7%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.

Our homebuilding gross profit increased by $53.6 million to $401.7 million for the fiscal year ended September 30, 2021, from $348.1 million in the prior year. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $10.8 million, and an increase in gross margin of 250 basis points to 18.9%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairment and abandonment charges which decreased by $0.8 million and interest amortized to homebuilding cost of sales which decreased by $7.8 million year-over-year (refer to Note 5 and Note 6 of the notes to the consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $45.0 million compared to the prior year while homebuilding gross margin increased by 200 basis points to 23.0%. The year-over-year improvement in gross margin for the fiscal year ending September 30, 2021 is primarily driven by lower sales incentives and pricing increases, although cost pressures and the availability of labor has affected and may continue to temper gross margin expansion in the future.
West Segment: Compared to the prior fiscal year, homebuilding gross profit increased by $12.0 million primarily due to higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 24.4%, up from 22.0% in the prior year. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
East Segment: Compared to the prior fiscal year, homebuilding gross profit increased by $27.5 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.3%, up from 20.7% in the prior year. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Southeast Segment: Compared to the prior fiscal year, homebuilding gross profit increased by $10.6 million due to higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 21.9%, up from 19.2% in the prior year. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2021, our homebuilding gross margin was 18.9% and excluding interest and inventory impairments and abandonments, it was 23.0%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 8.2% of total closings during fiscal 2021:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	6.3%
Impact of interest amortized to COS related to these communities	3.9%
Pre-impairment turn gross margin, excluding interest amortization	10.2%
Impact of impairment turns	16.9%
Gross margin (post impairment turns), excluding interest amortization	27.1%
For a further discussion of our impairment policies and communities impaired during the current and prior two fiscal years, refer to Note 2 and Note 5 of the notes to consolidated financial statements in this Form 10-K.
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

$ in thousands	Land Sales and Other Revenue
	2021	2020	2019	21 v 20	20 v 19
West	$8,370	$2,762	$1,725	203.0%	60.1%
East	3,846	1,457	8,572	164.0%	(83.0)%
Southeast	387	5,948	197	(93.5)%	2,919.3%
Total	$12,603	$10,167	$10,494	24.0%	(3.1)%

$ in thousands	Land Sales and Other Gross Profit (Loss)
	2021	2020	2019	21 v 20	20 v 19
West	$2,330	$417	$(37,854)	458.8%	101.1%
East	440	111	208	296.4%	(46.6)%
Southeast	73	200	(65)	(63.5)%	407.7%
Corporate and unallocated (a)	(308)	(1,198)	(2,287)	74.3%	47.6%
Total	$2,535	$(470)	$(39,998)	639.4%	98.8%
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

Operating Income (Loss)
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019	21 v 20	20 v 19
West	$181,303	$161,786	$(5,492)	$19,517	$167,278
East	84,630	56,319	51,576	28,311	4,743
Southeast	57,581	40,746	40,165	16,835	581
Corporate and Unallocated (a)	(176,645)	(179,744)	(176,145)	3,099	(3,599)
Operating income (loss) (b)	$146,869	$79,107	$(89,896)	$67,762	$169,003
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
(b) Operating income (loss) is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 of the notes to our consolidated financial statements in this Form 10-K).
Our operating income increased by $67.8 million to $146.9 million for the year ended September 30, 2021, compared to operating income of $79.1 million for year ended September 30, 2020, primarily driven by the previously discussed increase in gross profit. Additionally, SG&A as a percentage of total revenue decreased year-over-year by 50 basis points from 11.9% to 11.4%.
West Segment: The $19.5 million increase in operating income compared to the prior year was primarily due to the increase in gross profit previously discussed, lower commissions expense on lower homebuilding revenue, lower sales and marketing expenses, and lower remaining G&A expenses in the segment.
East Segment: The $28.3 million increase in operating income compared to the prior year was primarily due to the increase in gross profit previously discussed and lower sales and marketing expenses, partially offset by higher commissions expense on higher homebuilding revenue in the segment.
Southeast Segment: The $16.8 million increase in operating income compared to the prior year was primarily due to the increase in gross profit previously discussed, lower commissions expense on lower homebuilding revenue, lower sales and marketing expenses, and lower remaining G&A expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2021, corporate and unallocated net expenses decreased by $3.1 million from the prior fiscal year, primarily due to a decrease in capitalized interest amortized to cost of sales, partially offset by higher incentive compensation expenses.
Below operating income (loss), we had two noteworthy fluctuations between fiscal 2021 and fiscal 2020 as follows: (1) we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest expense not qualified for capitalization; and (2) we recorded a loss on extinguishment of debt of $2.0 million during fiscal 2021 as compared to no such loss in fiscal 2020. See Note 6 and Note 7 of the notes to our consolidated financial statements in this Form 10-K for further discussion of these items.
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

We recognized income tax expense from continuing operations of $21.5 million in our fiscal 2021, compared to income tax expense from continuing operations of $18.0 million in our fiscal 2020 and income tax benefit from continuing operations of

$37.2 million in our fiscal 2019. The income tax expense in our fiscal 2021 and 2020 primarily resulted from income generated in the fiscal year and permanent book/tax differences, partially offset by the generation of additional federal tax credits. The income tax benefit recorded in our fiscal 2019 primarily resulted from the loss generated in the fiscal year and the generation of additional federal tax credits.
Refer to Note 13 of the notes to the consolidated financial statements in this Form 10-K for a further discussion of our income taxes.
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
Cash, cash equivalents, and restricted cash increased as follows for the periods presented:

in thousands	2021	2020	2019
Cash provided by operating activities	$31,656	$289,095	$113,635
Cash used in investing activities	(14,189)	(10,164)	(25,125)
Cash used in financing activities	(85,852)	(59,197)	(118,964)
Net (decrease) increase in cash and cash equivalents	$(68,385)	$219,734	$(30,454)
Operating Activities
Net cash provided by operating activities was $31.7 million for the fiscal year ended September 30, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and land development spending. Net cash provided by operating activities during the period was primarily driven by income before income taxes of $143.5 million, which included $28.1 million of non-cash charges, a net decrease in non-inventory working capital of $7.6 million, partially offset by an increase in inventory of $147.5 million resulting from of land acquisition, land development, and house construction spending to support continued growth.
Net cash provided by operating activities was $289.1 million during the fiscal year ended September 30, 2020, primarily driven by income before income taxes of $69.9 million, which included $28.2 million of non-cash charges, a net decrease in non-inventory working capital of $36.1 million, and a decrease in inventory of $154.9 million as a result of from home sales, partially offset by land acquisition, land development, and house construction spending to support continued growth.
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2021 and September 30, 2020, was $14.2 million and $10.2 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $85.9 million for the fiscal year ended September 30, 2021 primarily driven by installment payment of the Senior Unsecured Term Loan (the Term Loan), partial extinguishment of our 2027 Senior Notes, the payment of cash for debt issuance costs, and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $59.2 million during the fiscal year ended September 30, 2020 driven by installment payment of the Term Loan, common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, cash settlement of performance-based restricted stock, the repayment of other secured notes payable, and payment of debt issuance costs.
Financial Position
As of September 30, 2021, our liquidity position consisted of $246.7 million in cash and cash equivalents and $250.0 million of remaining capacity under the Facility.

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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. As of September 30, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity.
We have also entered into a number of stand-alone, cash-secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $21.8 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $22.3 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). As of September 30, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $11.8 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions, or otherwise. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 8 of the notes to the consolidated financial statements in this Form 10-K for additional details related to our borrowings.
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

	As of September 30,
in thousands	2021	2020
Due from non-guarantor subsidiary	$1,532	$417
Total assets	$2,075,518	$2,006,611
Total liabilities	$1,353,734	$1,414,105

	Fiscal Year Ended September 30,
in thousands	2021	2020
Total revenues	$2,137,976	$2,126,660
Gross profit	$402,646	$347,387
Income from continuing operations	$120,571	$53,909
Net income	$121,372	$52,861

Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In June 2021, S&P upgraded the Company’s corporate rating to a B from a B- and reaffirmed the Company's positive outlook. In August 2021, Moody's upgraded the Company's issuer corporate family rating from B3 to B2 and revised the Company's outlook from positive to stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company has repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during fiscal 2021. As of September 30, 2021, the remaining availability of the share repurchase program was $12.0 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2021, 2020, or 2019.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
We historically have attempted to control a portion of our land supply through lot option agreements. As of September 30, 2021, we controlled 21,987 lots, which includes 272 lots of land held for future development and 293 lots of land held for sale. Of the total 21,422 active lots, we owned 11,430, or 53.4%, of these lots and the remaining 9,992 of these lots, or 46.6%, were under option contracts, primarily through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. In comparison, we controlled 5,878 lots, or 34.8% of our total active lot position, through option contracts as of September 30, 2020. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $114.7 million as of September 30, 2021. The total remaining purchase price, net of cash deposits, committed under all options was $676.1 million as of September 30, 2021. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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

Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of September 30, 2021, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 2 and Note 4 of the notes to the consolidated financial statements in this Form 10-K for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $33.6 million and $282.3 million, respectively, as of September 30, 2021, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2021:

	Payments Due by Period
in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes, term loan, and junior subordinated notes (a)	$1,093,583	$50,000	$—	$229,555	$814,028
Interest commitments under senior notes, term loan, and junior subordinated notes (b)	454,363	68,501	134,564	123,733	127,565
Obligations related to lots under option	676,148	318,447	278,122	78,835	744
Operating leases	15,808	4,335	6,062	3,626	1,785
Uncertain tax positions (c)	—	—	—	—	—
Total	$2,239,902	$441,283	$418,748	$435,749	$944,122
(a) For a listing of our borrowings, refer to Note 8 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2021.
(c) Based on its current inventory of uncertain tax positions and tax carryforward attributes, the Company does not expect a cash settlement of unrecognized tax benefits related to uncertain tax positions in future years. See Note 13 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits related to uncertain tax positions as of September 30, 2021.
We had outstanding letters of credit and surety bonds of $33.6 million and $282.3 million, respectively, as of September 30, 2021, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
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
Inventory Valuation - Projects in Progress
Projects in progress inventory includes homes under construction and land under development grouped together as communities. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable.

We assess our projects in progress inventory for indicators of impairment at the community level on a quarterly basis. We evaluate, among other things, the average sales price and margins on recent home closings, homes in backlog and expected future home sales for each community. If indicators of impairment are present for a community with more than ten homes remaining to close, we perform a recoverability test by comparing the expected undiscounted cash flows for the community to its carrying value. For those communities whose carrying values exceed the aggregate undiscounted cash flows, we perform a discounted cash flow analysis to determine the fair value of the community, and impairment charges are recorded if the fair value of the community's inventory is less than its carrying value.
There is uncertainty associated with preparing the undiscounted cash flow analyses because future market conditions will almost certainly be different, either better or worse, than current conditions. Significant valuation assumptions include expected pace of closings, average sales price, expected costs for land development, direct construction, overhead, and interest. The risk of over or under-stating any of the important cash flow variables is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. To address these risks, we consider home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than a year and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciation, we believe the long-term cash flow analysis would be unrealistic. Finally, we also ensure that the pace of sales and closings used in our undiscounted cash flow analyses are reasonable by considering seasonal variations in sales and closings, our development schedules and what we have achieved historically, and by comparing to those achieved by our competitors for comparable communities.
The fair value of the community is estimated based on the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as product types, development stage and expected duration of the project, and the competitive factors influencing the sales performance of the community and (2) local market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. The assumptions used in the determination of fair value of projects in progress communities are based on factors known to us at the time such estimates are made and our expectations of future operations and market conditions. Due to uncertainties in the estimation process, the significant volatility in market conditions, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from our estimates.
Warranty Reserves
The adequacy of our warranty reserves is based on historical experience and management's estimate of the costs to remediate any claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix, and other data in estimating our warranty reserves. In addition, our analysis also factors in the existence of any non-recurring or community-specific warranty matters that might not be contemplated in our historical data and trends that may need to be separately estimated based on management's judgment of the ultimate cost of repair for that specific issue.
At September 30, 2021, our warranty reserve was $12.9 million, reflecting an accrual range of 0.3% to 1.0% of total revenue recognized for each home closed depending on our loss history in the division in which the home was built. A ten basis point increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $2.3 million as of September 30, 2021.
There were no material changes in assumptions in calculating our reserve balance for the year ended September 30, 2021.
Our estimation process is discussed in Note 9 of notes to the consolidated financial statements in this Form 10-K. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Income Taxes - Valuation Allowance
The carrying amounts of deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. Judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, (1) the nature, frequency and severity of any current and cumulative losses; (2) forecasts of future profitability; (3) the duration of statutory carryforward periods; (4) our experience with operating loss and tax credit carryforwards not expiring unused; (5) the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses; (6) recognized built-in losses or deductions; and (7) tax planning alternatives.
Our assessment of the need for the valuation of deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our analysis includes several scenarios with both increases and decreases in our estimates of operating income across future periods. Routine or cyclical reductions in our pre-tax earnings would not have changed our assessment of our ability to utilize various tax carryforwards. In addition to various company-specific factors, we consider several positive and negative external factors that may impact our estimates. These factors may include broad economic considerations such as mortgage interest rates, the relative health of the U.S. economy and employment levels, as well as industry or market specific factors such as housing supply and demand outlook.
In fiscal 2021, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including significant increases in our current earnings, interest savings from our debt reduction strategies, housing demand and price appreciation, and our backlog. The negative factors included the overall health of the broader economy, labor shortages and unemployment levels, as well as potential increases in mortgage interest rates.
Our accounting for deferred tax consequences represents our best estimate of future events. It is possible there will be changes that are not anticipated in our current estimates. If those changes resulted in significant and sustained reduction in our pre-tax earnings or our utilization of existing tax carryforwards, it is likely such changes would have a material impact on our financial condition or results of operations. The nature and amounts of the various tax attributes comprising our deferred tax assets are discussed in Note 13 of notes to the consolidated financial statements in this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2021, we had variable-rate debt outstanding, totaling approximately $70.2 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2021 was $1.05 billion, compared to a carrying value of $0.98 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.05 billion to $1.10 billion as of September 30, 2021.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2021	September 30, 2020
ASSETS
Cash and cash equivalents	$246,715	$327,693
Restricted cash	27,428	14,835
Accounts receivable (net of allowance of $290 and $358, respectively)	25,685	19,817
Income tax receivable	9,929	9,252
Owned inventory	1,501,602	1,350,738
Investments in unconsolidated entities	4,464	4,003
Deferred tax assets, net	204,766	225,143
Property and equipment, net	22,885	22,280
Operating lease right-of-use assets	12,344	13,103
Goodwill	11,376	11,376
Other assets	11,616	9,240
Total assets	$2,078,810	$2,007,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$133,391	$132,192
Operating lease liabilities	14,154	15,333
Other liabilities	152,351	135,983
Total debt (net of debt issuance costs of $8,983 and $10,891, respectively)	1,054,030	1,130,801
Total liabilities	1,353,926	1,414,309
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,294,198 issued and outstanding and 31,012,326 issued and outstanding, respectively)	31	31
Paid-in capital	866,158	856,466
Accumulated deficit	(141,305)	(263,326)
Total stockholders’ equity	724,884	593,171
Total liabilities and stockholders’ equity	$2,078,810	$2,007,480

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2021	2020	2019
Total revenue	$2,140,303	$2,127,077	$2,087,739
Home construction and land sales expenses	1,735,195	1,776,534	1,773,085
Inventory impairments and abandonments	853	2,903	148,618
Gross profit	404,255	347,640	166,036
Commissions	80,125	82,507	79,802
General and administrative expenses	163,285	170,386	161,371
Depreciation and amortization	13,976	15,640	14,759
Operating income (loss)	146,869	79,107	(89,896)
Equity in income of unconsolidated entities	594	347	404
Loss on extinguishment of debt, net	(2,025)	—	(24,920)
Other expense, net	(1,712)	(8,165)	(2,226)
Income (loss) from continuing operations before income taxes	143,726	71,289	(116,638)
Expense (benefit) from income taxes	21,546	17,973	(37,217)
Income (loss) from continuing operations	122,180	53,316	(79,421)
Loss from discontinued operations, net of tax	(159)	(1,090)	(99)
Net income (loss)	$122,021	$52,226	$(79,520)
Weighted-average number of shares:
Basic	29,954	29,704	30,617
Diluted	30,437	29,948	30,617
Basic income (loss) per share:
Continuing operations	$4.08	$1.80	$(2.59)
Discontinued operations	(0.01)	(0.04)	(0.01)
Total	$4.07	$1.76	$(2.60)
Diluted income (loss) per share:
Continuing operations	$4.01	$1.78	$(2.59)
Discontinued operations	—	(0.04)	(0.01)
Total	$4.01	$1.74	$(2.60)

See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2018	33,522	$34	$880,025	$(236,032)	$644,027
Net loss and comprehensive loss	—	—	—	(79,520)	(79,520)
Stock-based compensation expense	—	—	10,526	—	10,526
Exercises of stock options	32	—	314		314
Shares issued under employee stock plans, net	917	—	—	—	—
Forfeiture of restricted stock	(68)	—	—	—	—
Common stock redeemed for tax liability	(185)	—	(1,969)	—	(1,969)
Share Repurchases	(3,285)	(3)	(34,621)	—	(34,624)
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive income	—	—	—	52,226	52,226
Stock-based compensation expense	—	—	10,036	—	10,036
Exercises of stock options	52	—	226	—	226
Shares issued under employee stock plans, net	588	—	—	—	—
Forfeiture and other settlements of restricted stock	(26)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(173)	—	(2,686)	—	(2,686)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	122,021	122,021
Stock-based compensation expense	—	—	12,167	—	12,167
Exercises of stock options	198	—	569	—	569
Shares issued under employee stock plans, net	417	—	—	—	—
Forfeiture and other settlements of restricted stock	(29)	—	—	—	—
Common stock redeemed for tax liability	(304)	—	(3,044)	—	(3,044)
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$122,021	$52,226	$(79,520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,976	15,640	14,759
Stock-based compensation expense	12,167	10,036	10,526
Inventory impairments and abandonments	853	2,903	148,618
Deferred and other income tax expense (benefit)	21,501	17,664	(37,245)
Gain on sale of fixed assets	(392)	(335)	(232)
Change in allowance for doubtful accounts	(68)	54	(74)
Equity in income of unconsolidated entities	(594)	(347)	(403)
Cash distributions of income from unconsolidated entities	132	306	408
Loss on extinguishment of debt, net	2,025	—	24,920
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,800)	6,524	(1,674)
Decrease in income tax receivable	460	315	—
(Increase) decrease in inventory	(147,511)	154,865	42,927
(Increase) decrease in other assets	(1,922)	3	323
Increase in trade accounts payable	1,199	1,040	4,720
Increase (decrease) in other liabilities	13,609	28,201	(14,418)
Net cash provided by operating activities	31,656	289,095	113,635
Cash flows from investing activities:
Capital expenditures	(14,645)	(10,642)	(21,356)
Proceeds from sale of fixed assets	456	478	251
Acquisition, net of cash acquired	—	—	(4,088)
Return of capital from unconsolidated entities	—	—	68
Net cash used in investing activities	(14,189)	(10,164)	(25,125)
Cash flows from financing activities:
Repayment of debt	(82,476)	(51,150)	(576,548)
Proceeds from issuance of new debt	—	—	500,000
Repayment of borrowings from credit facility	—	(390,000)	(425,000)
Borrowings from credit facility	—	390,000	425,000
Debt issuance costs	(901)	(202)	(6,137)
Repurchase of common stock	—	(3,327)	(34,624)
Tax payments for stock-based compensation awards	(3,044)	(2,686)	(1,969)
Stock option exercises and other financing activities	569	(1,832)	314
Net cash used in financing activities	(85,852)	(59,197)	(118,964)
(Decrease) increase in cash, cash equivalents, and restricted cash	(68,385)	219,734	(30,454)
Cash, cash equivalents, and restricted cash at beginning of period	342,528	122,794	153,248
Cash, cash equivalents, and restricted cash at end of period	$274,143	$342,528	$122,794
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
Our fiscal year 2021 began on October 1, 2020 and ended on September 30, 2021. Our fiscal year 2020 began on October 1, 2019 and ended on September 30, 2020. Our fiscal year 2019 began on October 1, 2018 and ended on September 30, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2021, the majority of our cash and cash equivalents were on demand deposits with major banks. These assets were valued at par and had no withdrawal restrictions. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 8).
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
Owned Inventory
Owned inventory includes land acquisition costs, land development costs, home construction costs, capitalized interest, real estate taxes, direct overhead costs and capitalized indirect costs incurred during land development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and other common costs (both incurred and estimated to be incurred) are allocated to individual lots on a pro-rata basis, and the cost of individual lots is transferred to homes under construction when home construction begins. Changes in estimated land and other common costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and the allocated lot costs. Refer to Note 5 for a further discussion and detail of our inventory balance.

Inventory Valuation - Projects in Progress
Projects in progress inventory includes homes under construction and land under development grouped together as communities. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable.
We assess our projects in progress inventory for indicators of impairment at the community level on a quarterly basis. We evaluate, among other things, the average sales price and margins on recent home closings, homes in backlog and expected future home sales for each community. If indicators of impairment are present for a community with more than ten homes remaining to close, we perform a recoverability test by comparing the expected undiscounted cash flows for the community to its carrying value. This undiscounted cash flow analysis requires important assumptions including, among other things, the current and future home sale prices, margins and the pace of closings to occur into the future. For those communities whose carrying values exceed the aggregate undiscounted cash flows, we perform a discounted cash flow analysis to determine the fair value of the community, and impairment charges are recorded if the fair value of the community's inventory is less than its carrying value.
The assumptions used in the determination of fair value of projects in progress communities are based on factors known to us at the time such estimates are made and our expectations of future operations and market conditions. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community. Should the estimates or expectations used in determining estimated fair values deteriorate in the future, we may be required to recognize additional impairment charges and write-offs related to these assets, and such amounts could be material.
Inventory Valuation - Land Held for Future Development
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
Inventory Valuation - Land Held for Sale
Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets. We record land held for sale at the lower of the asset's carrying value or fair value less costs to sell (net realizable value). Land is classified as held for sale when the following criteria are met:
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
We evaluate the net realizable value of a land held for sale asset when indicators of impairment are present. In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers and listing prices of similar properties. If the current carrying value of the asset exceeds the estimated fair value less cost to sell, the asset is impaired and written down to its estimated fair value less cost to sell.
Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our analysis. Our assumptions about land sales prices require significant judgment because the market is highly sensitive to changes in economic conditions. We calculate the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
Lot Option Agreements and Variable Interest Entities (VIE)
In addition to purchasing land directly, we utilize lot option agreements that enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option agreements require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period at a specified price. Purchase of the properties under these agreements is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option agreements, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred. If the Company cancels a lot option agreement, it would result in a write-off of the related deposits and pre-acquisition costs, but would not expose the Company to the overall risks or losses of the applicable entity we are purchasing from. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of September 30, 2021 and September 30, 2020:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation, Net of Cash Deposits
As of September 30, 2021
Unconsolidated lot option agreements	$114,688	$676,149
As of September 30, 2020
Unconsolidated lot option agreements	$75,921	$395,133
In accordance with Accounting Standards Codification (ASC) Topic 810, Consolidation (ASC 810), if the entity holding the land under option is a variable VIE, the Company's deposit represents a variable interest in that entity. ASC 810 requires a company consolidate a VIE if the company is determined to be the primary beneficiary. To determine whether we are the primary beneficiary of the VIE, we first evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, (1) the ability to determine the budget and scope of land development work, if any; (2) the ability to control financing decisions for the VIE; (3) the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer; and (4) the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE's losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE's expected gains.
If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of option deposits already paid, to consolidated inventory not owned with an offsetting increase to obligations related to consolidated inventory not owned on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as consolidated inventory not owned. No VIEs required consolidation as of September 2021 and 2020 because we have determined that we were not the primary beneficiary of any VIEs.

Investments in Unconsolidated Entities
We participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity's members or other third parties. We recognize our share of equity in income (loss) and profits (losses) from the sale of lots to other buyers. Our share of profits from lots we purchase from the unconsolidated entities is deferred and treated as a reduction of the cost of the land purchased from the unconsolidated entity. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred that is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value, which is determined primarily using a discounted cash flow model. Our unconsolidated entities typically obtain secured acquisition, development and construction financing. We account for our interest in unconsolidated entities under the equity method. For additional discussion of these entities, refer to Note 4.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets from the businesses that we acquire. The Company's entire goodwill balance is recorded in our Southeast reportable segment. The Company evaluates goodwill for impairment at the reporting unit level annually during the fourth quarter or more often if indicators of impairment exist.
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
During the fourth quarter of 2021, the Company performed its annual goodwill impairment analysis and concluded our goodwill was not impaired.
Other Assets
Our other assets principally include prepaid expenses, unamortized debt issuance costs on our Secured Revolving Credit Facility, and assets related to our deferred compensation plan (refer to Note 15 for a discussion of our deferred compensation plan).

Other Liabilities
Our other liabilities principally include accrued compensations and benefits, accrued interest on our outstanding borrowings, customer deposits, accrued warranty expense, litigation accruals, income tax liabilities and other accruals related to our operations. Refer to Note 12 for a detail of our other liabilities.
Income Taxes
Our provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled. We include any estimated interest and penalties on tax related matters in income taxes payable. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. We record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations. Changes in recognition of measurement are recorded in the period in which the change in judgment occurs. Refer to Note 13 for a detailed discussion of our tax provision, deferred tax assets and valuation allowance.
Our income tax receivable includes the refundable portion of our alternative minimum tax credit. The alternative minimum tax credit became a refundable credit when the alternative minimum tax was eliminated with the enactment of the Tax Cuts and Jobs Act on December 22, 2017. During fiscal 2019, we recorded our initial refund claim of $4.6 million, or half of our outstanding $9.2 million credit. During fiscal 2020, the enactment of the Coronavirus Aid, Relief and Economic Security (CARES) Act on March 27, 2020 enabled us to claim the entire $9.2 million alternative minimum tax credit with the filing of our fiscal 2019 return. As a result, we reduced our deferred tax asset by the remaining $4.6 million of alternative minimum tax credits and increased our tax receivable for the refund we expect to receive.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process specified in ASC Topic 606, Revenue from Contracts with Customers.
•Identify the contract(s) with a customer
•Identify the performance obligations
•Determine the transaction price
•Allocate the transaction price
•Recognize revenue when the performance obligations are met

The following table presents our total revenue disaggregated by revenue stream:

	Fiscal Year Ended
	September 30,
in thousands	2021	2020	2019
Homebuilding revenue	$2,127,700	$2,116,910	$2,077,245
Land sales and other revenue	12,603	10,167	10,494
Total revenue (a)	$2,140,303	$2,127,077	$2,087,739
(a) Please see Note 18 for total revenue disaggregated by reportable segment.

Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $28.5 million and $18.9 million as of September 30, 2021 and September 30, 2020, respectively. Of the customer liabilities outstanding as of September 30, 2020, $18.1 million was recognized in revenue during the year ended September 30, 2021, upon closing of the related homes, and $0.8 million was refunded to or forfeited by the buyer.
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
Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 1.0% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expenses as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.
Advertising Costs
Advertising costs related to continuing operations of $14.0 million, $15.9 million, and $17.9 million for our fiscal years 2021, 2020 and 2019, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses in the consolidated statements of operations.
Fair Value Measurements
Certain of our assets are required to be recorded at fair value on a recurring basis, for example, the fair value of our deferred compensation plan assets are based on market-corroborated inputs (level 2). Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered (level 3). For example, we review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximates their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly-held debt is generally estimated based on quoted bid prices for these instruments (level 2). Certain of our other financial liabilities are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. See Note 10 for additional discussion of our fair value measurements.

Stock-Based Compensation
We use the Black-Scholes option-pricing model to value our stock option grants. Restricted stock awards with market conditions are valued using the Monte Carlo valuation method. Other restricted stock awards without market conditions are valued based on the market price of the Company's common stock on the date of the grant. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow. Compensation cost arising from all stock-based compensation awards is recognized as expense using the straight-line method over the vesting period and is included in G&A in our consolidated statements of operations. See Note 16 for additional discussion of our stock-based compensation.
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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use assets (ASC 842 adoption)(a)	$—	$13,895	$—
Beginning operating lease liabilities (ASC 842 adoption)(a)	—	16,028	—
Increase in operating lease right-of-use assets (b)	$2,905	3,104	—
Increase in operating lease liabilities (b)	2,905	3,104	—
Supplemental disclosure of cash activity:
Interest payments	$74,171	$71,888	$101,109
Income tax payments	3,462	546	766
Tax refunds received	1,078	315	12
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$246,715	$327,693	$106,741
Restricted cash	27,428	14,835	16,053
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$274,143	$342,528	$122,794
(a) On October 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02) and related amendments, collectively codified in ASC Topic 842, Leases (ASC 842). Upon adoption of ASC 842, we recorded net operating lease right-of-use (ROU) assets of $13.9 million and operating lease liabilities of $16.0 million. Existing prepaid rent and accrued rent were recorded as an offset to the gross operating lease ROU assets.
(b) Represents additional leases that commenced during the year ended September 30, 2021 and September 30, 2020.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of September 30, 2021, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2021 and September 30, 2020:

in thousands	September 30, 2021	September 30, 2020
Investment in unconsolidated entities	$4,464	$4,003
Total equity of unconsolidated entities	7,316	7,079
Total outstanding borrowings of unconsolidated entities	12,708	8,807
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Equity in income of unconsolidated entities	$594	$347	$404
For the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2021 and September 30, 2020, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During our fiscal years ended September 30, 2021 and 2020, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of September 30, 2021, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Owned Inventory
The components of our owned inventory are as follows as of September 30, 2021 and September 30, 2020:

in thousands	September 30, 2021	September 30, 2020
Homes under construction	$648,283	$525,021
Land under development	648,404	589,763
Land held for future development	19,879	28,531
Land held for sale	9,179	12,622
Capitalized interest	106,985	119,659
Model homes	68,872	75,142
Total owned inventory	$1,501,602	$1,350,738
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of September 30, 2021, we had 2,912 homes under construction, including 576 spec homes totaling $116.4 million (542 in-process spec homes totaling $105.2 million, and 34 finished spec homes totaling $11.2 million). As of September 30, 2020, we had 2,562 homes under construction, including 649 spec homes totaling $135.7 million (516 in-process spec units totaling $93.5 million, and 133 finished spec units totaling $42.2 million).
Land under development consist principally of land acquisition, land development and other common costs. These land related costs are allocated to individual lots on a pro-rata basis, and the lot costs are transferred to homes under construction when home construction begins for the respective lots. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract.
Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable carrying costs, such as interest and real estate taxes, are expensed as incurred.
Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2). These assets are recorded at the lower of the carrying value or fair value less costs to sell (net realizable value).
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and land under development but excludes land held for future development and land held for sale (see Note 6 for additional information on capitalized interest).

Total owned inventory by reportable segment is presented in the table below as of September 30, 2021 and September 30, 2020:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2021
West	$781,036	$3,483	$4,478	$788,997
East	264,991	10,888	584	276,463
Southeast	269,738	5,508	4,117	279,363
Corporate and unallocated (b)	156,779	—	—	156,779
Total	$1,472,544	$19,879	$9,179	$1,501,602
September 30, 2020
West	$627,986	$3,483	$4,516	$635,985
East	241,799	14,077	3,702	259,578
Southeast	266,905	10,971	4,404	282,280
Corporate and unallocated (b)	172,895	—	—	172,895
Total	$1,309,585	$28,531	$12,622	$1,350,738
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.

Inventory Impairments
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Projects in Progress:
West	$—	$—	$92,912
Southeast	—	—	858
Corporate and unallocated (a)	—	—	16,260
Total impairment charges on projects in progress	$—	$—	$110,030
Land Held for Sale:
West	$—	$89	$37,963
Southeast	—	8	—
Corporate and unallocated (a)	—	1,160	625
Total impairment charges on land held for sale	$—	$1,257	$38,588
Abandonments:
West	$—	$923	$—
East	465	82	—
Southeast	388	641	—
Total abandonment charges	$853	$1,646	$—
Total impairment and abandonment charges	$853	$2,903	$148,618
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within our Corporate and unallocated segment.
Projects in Progress Impairments
We assess our projects in progress inventory for indicators of impairment at the community level on a quarterly basis. If indicators of impairment are present for a community with more than ten homes remaining to close, we perform a recoverability test by comparing the expected undiscounted cash flows for the community to its carrying value. If the aggregate undiscounted cash flows are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the carrying value exceeds the aggregate undiscounted cash flows, we perform a discounted cash flow analysis to determine the fair value of the community, and impairment charges are recorded if the fair value of the community's inventory is less than its carrying value.
During the years ended September 30, 2021 and September 30, 2020, we performed our quarterly projects in progress impairment assessments and determined that no community required an undiscounted cash flow analysis. No project in progress impairments were recognized during fiscal 2021 and 2020.
During the year ended September 30, 2019, we performed discounted cash flow analyses on ten communities, nine in the West segment and one in the Southeast segment, and recognized a total of $110.0 million impairment charges related to our projects in progress.

The table below presents, by reportable segment, details of the impairment charges taken on projects in progress for fiscal 2019:

	Results of Discounted Cash Flow Analyses Prepared
$ in thousands	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Time of Impairment
Year Ended September 30, 2019
West	9	839	$92,912	$69,449
Southeast	1	15	858	1,367
Corporate and unallocated (a)	—	—	16,260	14,166
Total	10	854	$110,030	$84,982
(a) Amount represents the capitalized interest and indirect cost that were impaired. Capitalized interest and indirect costs are maintained within our Corporate and unallocated segment.
During the second quarter of fiscal 2019, we recognized impairment charges of $147.6 million related to fifteen communities in our California submarkets, all of which were previously land held for future development assets. As of the beginning of the quarter, nine of these communities were included in projects in progress due to their activation for development in prior periods, while the remaining six communities were classified as land held for future development and were subsequently reclassified to land held for sale during the second quarter of fiscal 2019 (refer to below section titled "Land Held for Sale Impairments" for further discussion). We performed discounted cash flow analyses for the nine communities in projects in progress and recognized $109.0 million impairment charges, principally due to a reduction in price that is other than temporary based on competitive and market dynamics. Valuation assumptions for communities tested for impairment are specific to each community. The discount rate used depends on the development stage and expected duration of the project, local market conditions, and other specific factors. The estimated future cash flows for each community were determined based on the expected pace of closings and average sales price of the community less expected costs for land acquisition and land development, direct construction, overhead, and interest.
The table below presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during fiscal 2019:

Unobservable Inputs
Average selling price (in thousands)	$350 - $615
Closings per community per month	1 - 4
Discount rate	14.7% - 16.8%
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
During the fiscal year ended September 30, 2021, we recognized no land held for sales impairment charges compared to $1.3 million land held for sales impairment charges recognized during the fiscal year ended September 30, 2020.
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

Abandonments
From time-to-time, we may determine to abandon lots or not exercise certain option contracts that are not projected to produce adequate results, or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. During the fiscal year ended September 30, 2021 and September 30, 2020, we recognized $0.9 million and $1.6 million abandonment charges, respectively. There were no abandonment charges recognized during our fiscal year ended September 30, 2019.
(6) Interest
Interest capitalized during the fiscal years ended September 30, 2021, 2020 and 2019 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Capitalized interest in inventory, beginning of period	$119,659	$136,565	$144,645
Interest incurred	77,397	87,224	103,970
Capitalized interest impaired	—	(792)	(13,907)
Interest expense not qualified for capitalization and included as other expense (a)	(2,781)	(8,468)	(3,109)
Capitalized interest amortized to home construction and land sales expenses (b)	(87,290)	(94,870)	(95,034)
Capitalized interest in inventory, end of period	$106,985	$119,659	$136,565
(a) The amount of interest capitalized depends on the qualified inventory balance, which considers the status of the Company's inventory holdings. Qualified inventory balance includes the majority of homes under construction and land under development but excludes land held for future development and land held for sale.
(b) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2021 and September 30, 2020:

in thousands	September 30, 2021	September 30, 2020
Model furnishings and sales office improvements	$19,617	$17,604
Information systems	18,628	14,930
Furniture, fixtures and office equipment	10,613	10,287
Leasehold improvements	4,279	4,959
Buildings and improvements	1,671	1,671
Property and equipment, gross	54,808	49,451
Less: Accumulated depreciation	(31,923)	(27,171)
Property and equipment, net	$22,885	$22,280

(8) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of September 30, 2021 and September 30, 2020:

in thousands	Maturity Date	September 30, 2021	September 30, 2020
Senior Unsecured Term Loan	September 2022	$50,000	$100,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	363,255	394,000
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(8,983)	(10,891)
Total Senior Notes, net		983,827	1,062,664
Junior Subordinated Notes (net of unamortized accretion of $30,570 and $32,636, respectively)	July 2036	70,203	68,137
Revolving Credit Facility	February 2024	—	—
Total debt, net		$1,054,030	$1,130,801
As of September 30, 2021, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
in thousands
2022	$50,000
2023	—
2024	—
2025	229,555
2026	—
Thereafter	814,028
Total	$1,093,583
Secured Revolving Credit Facility
The Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. The Facility is currently with four lenders.
On September 24, 2021, the Company executed a Tenth Amendment (the ""Amendment") to the Facility. The Tenth Amendment, among other things, extended the termination date of the Facility from February 15, 2023 to February 15, 2024.
The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real property. We also pledged approximately $1.1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility, if any).
As of September 30, 2021 and September 30, 2020, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $250.0 million. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of September 30, 2021, the Company believes it was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan. The principal balance as of September 30, 2021 is $50.0 million. The Term Loan will (1) mature in September 2022, with the remaining $50.0 million annual repayment installment due in September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of September 30, 2021, the Company believes it was in compliance with all such covenants.

Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2021 and September 30, 2020, the Company had letters of credit outstanding under these additional facilities of $21.8 million and $12.7 million, respectively, all of which were secured by cash collateral in restricted accounts totaling $22.3 million and $12.9 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). On June 17, 2020, the Company executed an Amendment No. 1 to the Bilateral Facility that extends the termination date of the agreement from June 10, 2021 to June 10, 2022. As of September 30, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $11.8 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of September 30, 2021.
During the fiscal year ended September 30, 2021, we repurchased $30.7 million of our outstanding 2027 Notes using cash on hand, resulting in a loss on extinguishment of debt of $2.0 million. We had no loss on extinguishment of debt during the fiscal year ended September 30, 2020.

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
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of September 30, 2021. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 3.82% as of September 30, 2021. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2021, the unamortized accretion was $30.6 million and will be amortized over the remaining life of the notes. The remaining $25.8 million of these notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million restructured notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of September 30, 2021, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Warranty reserves are included in other liabilities within the consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in the consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed. Management assesses the adequacy of warranty reserves each reporting period based on historical experience and the expected costs to remediate potential claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as warranty experience, the number of home closings, the prices of homes, product mix, and other data in estimating warranty reserves. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends that may need to be separately estimated based on management's judgment of the ultimate cost of repair for that specific issue. While estimated warranty liabilities are adjusted each reporting period based on the results of our quarterly analyses, we may not accurately predict actual warranty costs, which could lead to significant changes in the reserve.
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

Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Balance at beginning of period	$13,052	$13,388	$15,331
Accruals for warranties issued (a)	10,963	10,910	11,847
Changes in liability related to warranties existing in prior periods	864	(1,352)	(1,686)
Payments made	(11,948)	(9,894)	(12,104)
Balance at end of period	$12,931	$13,052	$13,388
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
Beginning June 25, 2019, several shareholder derivative lawsuits relating to the same inventory impairment charges discussed above were filed against Beazer Homes USA, Inc., certain of our officers and members of our Board of Directors in the U.S. District Court for the Northern District of Georgia. The plaintiffs in these cases alleged breaches of fiduciary duty, unjust enrichment and violations of the federal securities laws. These federal actions were consolidated into a single derivative action. Additionally, a substantially similar derivative action was filed in the Superior Court of Fulton County, Georgia. On October 5, 2020, the Court granted a motion to dismiss the consolidated federal action but provided the plaintiffs an opportunity to attempt to amend their complaint. An amended complaint was filed in late October, and a motion to dismiss was filed thereafter. On March 30, 2021, the Court granted the motion to dismiss the consolidated federal action and dismissed the plaintiffs’ claims with prejudice. The plaintiffs then filed a notice of appeal but subsequently dismissed the appeal. On August 9, 2021, the plaintiffs in the Fulton County action voluntarily dismissed their complaint.
Other Matters
We and certain of our subsidiaries have been named as defendants in various claims, complaints, and other legal actions, most relating to construction defects, moisture intrusion, and product liability. Certain of the liabilities resulting from these actions are covered in whole or in part by insurance.
We have an accrual of $8.3 million and $5.0 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of September 30, 2021 and 2020, respectively.
We had outstanding letters of credit and surety bonds of $33.6 million and $282.3 million, respectively, as of September 30, 2021, related principally to our obligations to local governments to construct roads and other improvements in various developments.

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
During the fiscal year ended September 30, 2021, we recognized no impairments on projects in progress and land held for sale. During the fiscal year ended September 30, 2020, we recognized no impairments on projects in progress and $1.3 million on land held for sale. During the fiscal year ended September 30, 2019, we recognized impairments of $110.0 million on projects in progress and $38.6 million on land held for sale.
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
The following table presents the period-end balances of assets measured at fair value on a recurring basis and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of September 30, 2021
Deferred compensation plan assets (a)	$—	$2,730	$—		$2,730
As of September 30, 2020
Deferred compensation plan assets (a)	$—	$2,339	$—		$2,339
Land held for sale (b)	—	—	6,240	(c)	6,240
As of September 30, 2019
Deferred compensation plan assets (a)	$—	$1,970	$—		$1,970
Projects in progress (b)	—	—	84,982	(c)	84,982
Land held for sale (b)	—	—	5,207	(c)	5,207
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
(c) Amount represents the impairment-date fair value of the projects in progress land held for sale assets that were impaired during the period indicated.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of September 30, 2021 and September 30, 2020:

	As of September 30, 2021		As of September 30, 2020
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes and Term Loan (b)	$983,827	$1,046,965	$1,062,664	$1,098,117
Junior Subordinated Notes (c)	70,203	70,203	68,137	68,137
Total	$1,054,030	$1,117,168	$1,130,801	$1,166,254
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
Operating lease expense is included as a component of general and administrative expenses in our consolidated statements of operations. For the fiscal years ended September 30, 2021 and September 30, 2020, we recorded operating lease expense of $4.3 million and $4.5 million, respectively. Under ASC Topic 840, Leases (ASC 840), the Company’s total rental expense was $5.8 million for the fiscal year ended September 30, 2019. Cash payments on lease liabilities during the fiscal years ended September 30, 2021 and September 30, 2020 totaled $4.8 million and $4.6 million, respectively. Sublease income and variable lease expenses are de minimis.
At September 30, 2021 and September 30, 2020, weighted-average remaining lease term and discount rate were as follows:

	Fiscal Year Ended September 30,
	2021	2020
Weighted-average remaining lease term	4.8 years	5.1 years
Weighted-average discount rate	4.56%	4.87%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2021:

Fiscal Year Ended September 30,
in thousands
2022	$4,335
2023	3,592
2024	2,470
2025	2,122
2026	1,504
Thereafter	1,785
Total lease payments	15,808
Less: imputed interest	1,654
Total operating lease liabilities	$14,154
(12) Other Liabilities
Other liabilities include the following as of September 30, 2021 and September 30, 2020:

in thousands	September 30, 2021	September 30, 2020
Accrued compensations and benefits	$54,606	$50,246
Customer deposits	28,526	18,937
Accrued interest	22,835	23,870
Accrued warranty expenses	12,931	13,052
Litigation accruals	8,325	4,981
Income tax liabilities	—	584
Other	25,128	24,313
Total	$152,351	$135,983
(13) Income Taxes
The Company's expense (benefit) from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Current federal (a)	$—	$(4,641)	$(4,935)
Current state	1,126	485	693
Deferred federal	20,331	20,639	(31,291)
Deferred state	89	1,490	(1,684)
Total expense (benefit)	$21,546	$17,973	$(37,217)
(a) Fiscal 2020 federal current benefit is primarily driven by the expected refund of our remaining alternative minimum tax credit balance due to the enactment of the CARES Act. Fiscal 2019 federal current benefit is primarily driven by the expected refund of half of our outstanding alternative minimum tax credit that became refundable due to the enactment of the Tax Cuts and Jobs Act. See Note 2 for further discussion.

The expense from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Income tax computed at statutory rate	$30,182	$14,971	$(24,494)
State income taxes, net of federal benefit	1,564	1,300	(590)
Deferred rate change	(904)	260	(88)
Changes in uncertain tax positions	—	(2)	(7)
Permanent differences	2,433	2,177	2,908
Tax credits	(12,088)	(939)	(14,902)
Other, net	359	206	(44)
Total expense (benefit)	$21,546	$17,973	$(37,217)
The principal differences between our effective tax rate and the U.S. federal statutory rate for fiscals 2021, 2020 and 2019 relate to state taxes, permanent differences and tax credits. Due to the effects of changes in our valuation allowance on our deferred tax balance, tax credits and changes in our unrecognized tax benefits, our effective tax rates in fiscal 2021, 2020, and 2019 are not meaningful metrics, as our income tax amounts were not directly correlated to the amount of our pretax income (loss) for those periods.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2021 and September 30, 2020:

in thousands	September 30, 2021	September 30, 2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$177,611	$192,981
Inventory adjustments	25,174	34,971
Incentive compensation	13,793	13,116
Intangible assets	6,016	13,993
Warranty and other reserves	6,006	5,503
Property, equipment and other assets	2,085	2,197
Uncertain tax positions	705	723
Other	2,435	844
Total deferred tax assets	233,825	264,328
Valuation allowance	(29,059)	(39,185)
Deferred tax assets, net	$204,766	$225,143
As of September 30, 2021, our gross deferred tax assets above included $100.3 million for federal net operating loss carryforwards, $45.7 million for federal tax credits, and $34.9 million for state net operating loss carryforwards. The majority of our federal net operating loss carryforwards expire at various dates through our fiscal 2033, and the federal tax credits and majority of our state net operating losses expire at various dates through our fiscal 2041. As of September 30, 2021, valuation allowance of $29.1 million remains on various state attributes for which the Company has concluded it is not more likely than not that these attributes would be realized at that time.
We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards, tax credits and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Because the five-year period has expired, we have determined the actual impact and final classification of those amounts, which are properly reflected in the amounts presented above. There can be no assurance that another ownership change, as defined in the tax law, will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating loss carryforwards, tax credits and built-in losses would be determined as of that date. This limitation, should one be required in the future, is subject to assumptions and estimates that could differ from actual results.

Valuation Allowance
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss carryforwards and tax credit carryforwards not expiring unused, the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses, recognized built-in losses or deductions and tax planning alternatives. Our assessment, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could differ materially from actual results.
In fiscal 2021, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including significant increases in our current earnings, interest savings from our debt reduction strategies, housing demand and price appreciation, and our backlog. The negative factors included the overall health of the broader economy, labor shortages and unemployment levels, as well as potential increases in mortgage interest rates. As of September 30, 2021, the Company will have to cumulatively generate approximately $927.4 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2041.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Balance at beginning of year	$3,441	$3,473	$3,494
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Reductions in tax positions of prior years	—	—	—
Lapse of statute of limitations	(83)	(32)	(21)
Balance at end of year	$3,358	$3,441	$3,473
If we were to recognize our $3.4 million of gross unrecognized tax benefits remaining as of September 30, 2021, substantially all would impact our effective tax rate. Additionally, we had no accrued interest and penalties as of September 30, 2021 and September 30, 2020. If applicable, we would record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal year 2007 and subsequent years. As of September 30, 2021, we do not expect that any of our uncertain tax positions will reverse within the next twelve months.
(14) Stockholders' Equity
Preferred Stock
The Company currently has no shares of preferred stock outstanding.
Common Stock
As of September 30, 2021, the Company had 63,000,000 shares of common stock authorized and 31,294,198 shares both issued and outstanding.

Common Stock Repurchases
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company has repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during fiscal 2021. As of September 30, 2021, the remaining availability of the share repurchase program was $12.0 million.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2021, 2020, or 2019.
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
(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
The Company sponsors a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. The Company matches 50% of the first 6% of the participant's contributions. The participant's contributions vest immediately, while the Company's contributions vest over five years. The total Company contributions for the fiscal years ended September 30, 2021, 2020, and 2019 were approximately $3.2 million, $3.4 million, and $3.6 million, respectively. During fiscal 2021, 2020, and 2019, participants forfeited $0.8 million, $1.0 million, and $0.7 million, respectively, of unvested matching contributions.
Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $2.7 million and $2.3 million as of September 30, 2021 and 2020, respectively, are included in other assets on our consolidated balance sheets and are recorded at fair value. Deferred compensation liabilities of $7.2 million and $5.6 million as of September 30, 2021 and 2020, respectively, are included in other liabilities on our consolidated balance sheets. For the years ended September 30, 2021, 2020 and 2019, the Company contributed approximately $0.2 million, $0.2 million, and $0.2 million, respectively, to the DCP in the form of voluntary contributions.
(16) Stock-Based Compensation
The Company has shares available for grant under the Amended and Restated 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). We issue new shares upon the exercise of stock options and the vesting of restricted stock awards. In cases of forfeitures and cancellations, those shares are returned to the share pool for future issuance. As of September 30, 2021, we had 2.1 million shares of common stock for issuance under our various equity incentive plans, of which 1.9 million shares are available for future grants.

Stock-based compensation expense is included in general and administrative expenses in our consolidated statements of operations. The following table summarizes stock-based compensation expense related to stock options and restricted stock awards for the fiscal years ended 2021, 2020, and 2019, respectively.

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Stock options expense	$25	$133	$178
Restricted stock awards expense	12,142	9,903	10,348
Stock-based compensation expense	$12,167	$10,036	$10,526
Stock Options
Stock options have an exercise price equal to the fair market value of the common stock on the grant date, generally vest two or three years after the date of grant, and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options generally expire on the eighth anniversary from the date such options were granted, depending on the terms of the award.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of September 30, 2021, the intrinsic value of our stock options outstanding and vested and exercisable were $0.1 million and $0.1 million, respectively. As of both September 30, 2021 and September 30, 2020, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2021 is expected to be recognized over a weighted-average period of 0.4 years.
During fiscal 2018, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (ESOP). This program is available to all full-time employees and is designed to enable employees to share in potential price appreciation of the Company's stock. The ESOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying shares are purchased by the employee, which is also the ESOP grant date. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the ESOP is limited to 100,000, of which 31,732 options were granted through the end of fiscal 2021.
During the year ended September 30, 2021, we issued no stock options. We used the following valuation assumptions for stock options granted for the following prior periods presented:

	Fiscal Year Ended September 30,
	2020	2019
Expected life of options	5.7 years	5.0 years
Expected volatility	51.52%	46.69%
Expected dividends	—	—
Weighted-average risk-free interest rate	0.43%	2.70%
Weighted-average fair value	$4.99	$4.50
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

A summary of stock option activity for the periods presented is as follows:

	2021		2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	392,465	$15.47	523,754	$14.34	533,052	$14.26
Granted	—	—	950	10.67	30,782	10.23
Exercised	(278,206)	14.48	(128,921)	11.01	(31,450)	10.00
Forfeited	—	—	(3,318)	9.55	(8,630)	10.45
Outstanding at end of period	114,259	$17.89	392,465	$15.47	523,754	$14.34
Exercisable at end of period	113,309	$17.95	354,796	$15.90	470,501	$14.42
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Contractual Remaining Life (Years)	Weighted-Average Exercise Price
$1 - $10	15,436	4.6	$9.17	14,536	4.5	$9.09
$11 - $15	315	3.5	11.61	265	2.9	11.36
$16 -$20	98,508	0.6	19.28	98,508	0.6	19.28
$1 - $20	114,259	1.2	$17.89	113,309	1.1	$17.95
Information pertaining to the intrinsic value of options exercised and the fair market value of options that vested is below:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Intrinsic value of options exercised	$1,402	$587	$90
Fair market value of options vested	173	144	178
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2021 and September 30, 2020, there was $7.2 million and $9.0 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2021 is expected to be recognized over a weighted-average period of 1.4 years.
During fiscal 2021, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.

Performance-Based Restricted Stock Awards
During the year ended September 30, 2021, we issued 103,366 shares of performance-based restricted stock (2021 Performance Shares) to our executive officers and certain other employees that also have market conditions. The 2021 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial and operational metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial and operational metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against the S&P Homebuilders Select Industry Index during the three-year performance period. The 2021 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $15.24 per share on the date of grant.
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

	Fiscal Year Ended September 30,
	2021	2020	2019
Expected volatility	26.1% - 67.0%	21.2% - 54.8%	21.0% - 57.1%
Risk-free interest rate	0.23%	1.61%	2.92%
Dividend yield	—	—	—
Grant-date stock price	$14.07	$15.62	$9.82
Each of our performance share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2019, we cash settled 135,337 shares earned above target level based on the performance level achieved under our 2017 performance-based award plan. The cash payment totaled $2.1 million, which was reflected as a reduction to paid-in capital in the accompanying condensed consolidated statements of stockholders' equity. We have not cash settled any such performance-based awards prior to or subsequent to the November 2019 transaction, and we have no current plans to cash settle any additional performance-based restricted shares in the future.
The performance criteria of the 2019 Performance Share grant were satisfied as of September 30, 2021. Based on the actual performance level achieved, 552,417 performance-based restricted stock awards from the 2019 Performance Share grant cliff vested at the end of the three-year vesting period on November 15, 2021. Of the total $6.8 million compensation cost related to these awards, we have recognized $4.1 million, $1.3 million, and $1.1 million during the fiscal years ended September 30, 2021, 2020, and 2019, respectively. The remaining $0.3 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2022.

Time-Based Restricted Stock Awards
During the year ended September 30, 2021, we also issued 251,788 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Year Ended September 30, 2021
	Performance-Based(a)		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	796,024	$14.71	610,130	$13.85	1,406,154	$14.34
Granted	164,296	17.90	251,788	14.21	416,084	15.67
Vested	(222,165)	22.40	(346,856)	14.36	(569,021)	17.50
Forfeited	—	—	(28,488)	11.77	(28,488)	11.77
End of period	738,155	$13.45	486,574	$13.79	1,224,729	$13.59
(a) Grant and vesting activity during the year ended September 30, 2021 include 60,930 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

	Year Ended September 30, 2020
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	778,814	$13.60	611,607	$12.11	1,390,421	$16.53
Granted	260,131	16.98	327,571	15.29	587,702	16.04
Vested	(242,921)	13.60	(302,255)	11.89	(545,176)	12.65
Forfeited	—	—	(26,793)	13.79	(26,793)	13.79
End of period	796,024	$14.71	610,130	$13.85	1,406,154	$14.34

	Year Ended September 30, 2019
	Performance-Based(a)		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	644,785	$16.47	431,783	$16.60	1,076,568	$16.53
Granted	467,819	9.95	448,657	9.82	916,476	9.89
Vested	(321,833)	15.36	(212,558)	16.41	(534,391)	15.78
Forfeited	(11,957)	13.44	(56,275)	12.20	(68,232)	12.42
End of period	778,814	$13.60	611,607	$12.11	1,390,421	$16.53
(a) Grant and vesting activity during the year ended September 30, 2019 include 86,050 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Fiscal Year Ended September 30,
in thousands (except per share data)	2021	2020	2019
Numerator:
Income (loss) from continuing operations	$122,180	$53,316	$(79,421)
Loss from discontinued operations, net of tax	(159)	(1,090)	(99)
Net income (loss)	$122,021	$52,226	$(79,520)

Denominator:
Basic weighted-average shares	29,954	29,704	30,617
Dilutive effect of restricted stock awards	461	229	—
Dilutive effect of stock options	22	15	—
Diluted weighted-average shares (a)	30,437	29,948	30,617

Basic income (loss) per share:
Continuing operations	$4.08	$1.80	$(2.59)
Discontinued operations	(0.01)	(0.04)	(0.01)
Total	$4.07	$1.76	$(2.60)

Diluted income (loss) per share:
Continuing operations	$4.01	$1.78	$(2.59)
Discontinued operations	—	(0.04)	(0.01)
Total	$4.01	$1.74	$(2.60)
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect. Due to the reported net losses for the year ended September 30, 2019, all common stock equivalents were excluded from the computation of diluted loss per share for fiscal year 2019 because inclusion would have resulted in anti-dilution.

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Stock options	142	375	524
Time-based restricted stock	—	46	612
Performance-based restricted stock	—	—	779

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
The following tables contain our revenue, operating income (loss), and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Revenue
West	$1,118,578	$1,183,339	$1,014,702
East	569,835	477,624	514,961
Southeast	451,890	466,114	558,076
Total revenue	$2,140,303	$2,127,077	$2,087,739

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Operating income (loss) (a)
West	$181,303	$161,786	$(5,492)
East	84,630	56,319	51,576
Southeast	57,581	40,746	40,165
Segment total	323,514	258,851	86,249
Corporate and unallocated (b)	(176,645)	(179,744)	(176,145)
Total operating income (loss)	$146,869	$79,107	$(89,896)
(a) Operating income (loss) is impacted by impairment and abandonment charges incurred during the periods presented (see Note 5 for further information). For the year ended September 30, 2021, September 30, 2020, and September 30, 2019, we recognized $0.9 million, $1.7 million and $131.7 million of inventory impairment and abandonment charges, respectively, at our three reportable segments.
(b) Corporate and unallocated operating loss includes amortization of capitalized interest, movement in capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and other amounts that are not allocated to our operating segments. For the year ended September 30, 2021, there were no impairments of capitalized interest and capitalized indirect costs. For the year ended September 30, 2020, and September 30, 2019, we wrote off $1.2 million, and $16.9 million of capitalized interest and capitalized indirect costs, respectively (see Note 5 for further information).

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Depreciation and amortization
West	$7,250	$8,227	$6,456
East	2,207	2,458	3,250
Southeast	2,552	2,857	3,455
Segment total	12,009	13,542	13,161
Corporate and unallocated (a)	1,967	2,098	1,598
Total depreciation and amortization	$13,976	$15,640	$14,759
(a) Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Capital expenditures
West	$6,924	$5,063	$11,635
East	1,549	2,237	2,518
Southeast	1,447	2,985	3,086
Corporate and unallocated	4,725	357	4,117
Total capital expenditures	$14,645	$10,642	$21,356
The following table presents assets by segment as of September 30, 2021 and 2020:

in thousands	September 30, 2021	September 30, 2020
Assets
West	$819,317	$658,909
East	286,133	267,050
Southeast	296,581	301,827
Corporate and unallocated (a)	676,779	779,694
Total assets	$2,078,810	$2,007,480
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
We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2021 or September 30, 2020. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the periods presented were as follows:

	Fiscal Year Ended September 30,
in thousands	2021	2020	2019
Total revenue	$—	$—	$55
Home construction and land sales expenses (a)	119	1,245	61
Gross loss	(119)	(1,245)	(6)
General and administrative expenses	85	173	125
Operating loss	(204)	(1,418)	(131)
Equity in loss of unconsolidated entities	—	—	(1)
Other income, net	—	19	5
Loss from discontinued operations before income taxes	(204)	(1,399)	(127)
Benefit from income taxes	(45)	(309)	(28)
Loss from discontinued operations, net of tax	$(159)	$(1,090)	$(99)
(a) Home construction and land sales expenses for the year ended September 30, 2020 include a $1.3 million estimated litigation settlement accrual relating to a case regarding past construction defects in our discontinued operations. Pursuant to the settlement agreement, the Company paid $1.4 million during fiscal 2021.
(20) Selected Quarterly Financial Data (Unaudited)
Quarterly financial data is no longer required as the Company has adopted the changes to Item 302 of Regulation S-K contained in SEC Release No. 33-10890.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Owned Inventory - Valuation of Projects in Progress — Refer to Notes 2 and 5 to the financial statements.
Critical Audit Matter Description
Projects in progress inventory includes homes under construction and land under development grouped together as communities. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The Company assesses its projects in progress inventory for indicators of potential impairment at the community level on a quarterly basis. The Company evaluates, among other things, the average sales price and margins on current homes and sales contracts in backlog for each community. As of September 30, 2021, the carrying value of the Company’s projects in progress inventory was $1.47 billion.
Given the subjectivity in determining whether impairment indicators are present at a community, management exercises significant judgment when evaluating for indicators of impairment. Accordingly, auditing management’s judgments regarding the identification of impairment indicators involved an increased extent of effort and especially subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of impairment indicators for projects in progress included the following, among others:
•We tested the operating effectiveness of controls over management’s evaluation of impairment indicators.
•We evaluated management’s impairment indicator analysis by:
◦Testing whether all communities classified as projects in progress inventory were included in the impairment indicators analysis.
◦Testing each community classified as projects in progress inventory for indicators of impairment including considering average sales price and margins on current homes and sales contracts in backlog.
◦Developing an independent expectation of indicators and compared such expectations to those included in the impairment indicator analysis.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 10, 2021
We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 10, 2021, expressed an unqualified opinion on those financial statements.
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
November 10, 2021

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2021. The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders, which is expected to be filed on or before December 17, 2021.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders, which is expected to be filed on or before December 17, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders, which is expected to be filed on or before December 17, 2021.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders, which is expected to be filed on or before December 17, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our proxy statement for our 2022 Annual Meeting of Stockholders, which is expected to be filed on or before December 17, 2021.

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

10.30*	—	Severance and Change in Control Agreement, dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on November 20, 2020)
10.31*	—	Letter Agreement dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 20, 2020), as amended
10.32	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Citibank, N.A. and Citigroup Global Markets Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 18, 2010)

10.33	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 18, 2010)

10.34	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed on August 9, 2012)

10.35	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Deutsche Bank AG Cayman Islands Branch (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed on August 9, 2012)

10.36	—
Second Amended and Restated Credit Agreement, dated as of September 24, 2012, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on September 26, 2012)

10.37	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-K filed on November 13, 2014)

10.38	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.34 of the Company's 10-K filed on November 10, 2015)

10.39	—	Credit Agreement, dated March 11, 2016, by and between Beazer Homes USA, Inc. and Wilmington Trust (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 11, 2016)
10.40	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2016, by and among Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 13, 2016)

10.41	—
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 24, 2017)

10.42	—
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2018)

10.43	—
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

10.48	—
Tenth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders and issuers party thereto, and Credit Suisse AG Cayman Islands Branch, acting as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 27, 2021)

21	—	Subsidiaries of the Company
22	—	List of Guarantor Subsidiaries
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Represents a management contract or compensatory plan or arrangement.

(b)	Exhibits
Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

4.37	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
21	—	Subsidiaries of the Company
22	—	List of Guarantor Subsidiaries
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)	Financial Statement Schedules
Reference is made to Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2021	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 10, 2021	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President, Chief Executive Officer and Director

Date:	November 10, 2021	By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer

Date:	November 10, 2021	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 10, 2021	By:		/s/ Lloyd E. Johnson
			Name:	Lloyd E. Johnson
Director

Date:	November 10, 2021	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 10, 2021	By:		/s/ Norma A. Provencio
			Name:	Norma A. Provencio
Director

Date:	November 10, 2021	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 10, 2021	By:		/s/ David J. Spitz
			Name:	David J. Spitz
Director

Date:	November 10, 2021	By:		/s/ C. Christian Winkle
			Name:	C. Christian Winkle
Director