Form 10-Q
period 2021-12-31
BEAZER HOMES USA INC
filed 2022-01-27
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of January 24, 2022: 31,459,708

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2021	September 30, 2021
ASSETS
Cash and cash equivalents	$157,701	$246,715
Restricted cash	29,196	27,428
Accounts receivable (net of allowance of $290 and $290, respectively)	20,802	25,685
Income tax receivable	9,604	9,929
Owned inventory	1,581,801	1,501,602
Investments in unconsolidated entities	4,590	4,464
Deferred tax assets, net	198,946	204,766
Property and equipment, net	22,898	22,885
Operating lease right-of-use assets	12,129	12,344
Goodwill	11,376	11,376
Other assets	11,148	11,616
Total assets	$2,060,191	$2,078,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$114,701	$133,391
Operating lease liabilities	13,852	14,154
Other liabilities	121,441	152,351
Total debt (net of debt issuance costs of $8,592 and $8,983, respectively)	1,054,938	1,054,030
Total liabilities	1,304,932	1,353,926
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,459,708 issued and outstanding and 31,294,198 issued and outstanding, respectively)	31	31
Paid-in capital	861,648	866,158
Accumulated deficit	(106,420)	(141,305)
Total stockholders’ equity	755,259	724,884
Total liabilities and stockholders’ equity	$2,060,191	$2,078,810
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2021	2020
Total revenue	$454,149	$428,539
Home construction and land sales expenses	356,749	352,781
Inventory impairments and abandonments	—	465
Gross profit	97,400	75,293
Commissions	15,813	16,507
General and administrative expenses	37,767	37,976
Depreciation and amortization	2,881	3,122
Operating income	40,939	17,688
Equity in income (loss) of unconsolidated entities	288	(75)
Other income (expense), net	131	(1,452)
Income from continuing operations before income taxes	41,358	16,161
Expense from income taxes	6,463	4,125
Income from continuing operations	34,895	12,036
Loss from discontinued operations, net of tax	(10)	(39)
Net income	$34,885	$11,997
Weighted-average number of shares:
Basic	30,336	29,771
Diluted	30,724	30,086
Basic income per share:
Continuing operations	$1.15	$0.40
Discontinued operations	—	—
Total	$1.15	$0.40
Diluted income per share:
Continuing operations	$1.14	$0.40
Discontinued operations	—	—
Total	$1.14	$0.40
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	34,885	34,885
Stock-based compensation expense	—	—	2,108	—	2,108
Shares issued under employee stock plans, net	517	—	—	—	—
Forfeiture and other settlements of restricted stock	(44)	—	—	—	—
Common stock redeemed for tax liability	(307)	—	(6,618)	—	(6,618)
Balance as of December 31, 2021	31,460	$31	$861,648	$(106,420)	$755,259

	Three Months Ended December 31, 2020
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	11,997	11,997
Stock-based compensation expense	—	—	3,511	—	3,511
Stock option exercises	117	—	3	—	3
Shares issued under employee stock plans, net	411	—	—	—	—
Common stock redeemed for tax liability	(286)	—	(2,620)	—	(2,620)
Balance as of December 31, 2020	31,254	$31	$857,360	$(251,329)	$606,062
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2021	2020
Cash flows from operating activities:
Net income	$34,885	$11,997
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,881	3,122
Stock-based compensation expense	2,108	3,511
Inventory impairments and abandonments	—	465
Deferred and other income tax expense	6,460	4,114
Gain on sale of fixed assets	(83)	(95)
Change in allowance for doubtful accounts	—	(10)
Equity in (income) loss of unconsolidated entities	(288)	75
Cash distributions of income from unconsolidated entities	162	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,883	1,228
Decrease in income tax receivable	—	49
Increase in inventory	(79,158)	(62,661)
Decrease in other assets	335	1,076
Decrease in trade accounts payable	(18,690)	(11,329)
Decrease in other liabilities	(31,312)	(26,120)
Net cash used in operating activities	(77,817)	(74,578)
Cash flows from investing activities:
Capital expenditures	(2,894)	(2,953)
Proceeds from sale of fixed assets	83	95
Net cash used in investing activities	(2,811)	(2,858)
Cash flows from financing activities:
Debt issuance costs	—	(427)
Tax payments for stock-based compensation awards	(6,618)	(2,620)
Stock option exercises	—	3
Net cash used in financing activities	(6,618)	(3,044)
Net decrease in cash, cash equivalents, and restricted cash	(87,246)	(80,480)
Cash, cash equivalents, and restricted cash at beginning of period	274,143	342,528
Cash, cash equivalents, and restricted cash at end of period	$186,897	$262,048
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
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (2021 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2021 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors, such as the effects of the coronavirus (“COVID-19”) pandemic and its influence on our future results.
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
Our fiscal year 2022 began on October 1, 2021 and ends on September 30, 2022. Our fiscal year 2021 began on October 1, 2020 and ended on September 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Share Repurchase Program
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during fiscal year 2021 or the three months ended December 31, 2021. As of December 31, 2021, the remaining availability of the share repurchase program was $12.0 million.

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

	Three Months Ended
	December 31,
in thousands	2021	2020
Homebuilding revenue	$446,729	$424,229
Land sales and other revenue	7,420	4,310
Total revenue (a)	$454,149	$428,539
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $31.3 million and $28.5 million as of December 31, 2021 and September 30, 2021, respectively. Of the customer liabilities outstanding as of September 30, 2021, $10.2 million was recognized in revenue during the three months ended December 31, 2021 upon closing of the related homes.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2021	2020
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets (a)	$626	$1,391
Increase in operating lease liabilities (a)	626	1,391
Supplemental disclosure of cash activity:
Interest payments	$25,081	$27,048
Income tax payments	53	—
Tax refunds received	—	49
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$157,701	$244,628
Restricted cash	29,196	17,420
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$186,897	$262,048
(a) Represents leases renewed or additional leases commenced during the three months ended December 31, 2021 and December 31, 2020.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of December 31, 2021, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2021 and September 30, 2021:

in thousands	December 31, 2021	September 30, 2021
Investment in unconsolidated entities	$4,590	$4,464
Total equity of unconsolidated entities	7,326	7,316
Total outstanding borrowings of unconsolidated entities	9,890	12,708
Equity in income (loss) from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2021	2020
Equity in income (loss) of unconsolidated entities	$288	$(75)
For the three months ended December 31, 2021 and 2020, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of December 31, 2021 and September 30, 2021, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2021 and 2020, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of December 31, 2021, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Owned Inventory
The components of our owned inventory are as follows as of December 31, 2021 and September 30, 2021:

in thousands	December 31, 2021	September 30, 2021
Homes under construction	$726,379	$648,283
Land under development	646,161	648,404
Land held for future development	19,879	19,879
Land held for sale	10,822	9,179
Capitalized interest	110,516	106,985
Model homes	68,044	68,872
Total owned inventory	$1,581,801	$1,501,602
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of December 31, 2021, we had 3,196 homes under construction, including 744 spec homes totaling $150.8 million (711 in-process spec homes totaling $139.5 million, and 33 finished spec homes totaling $11.3 million). As of September 30, 2021, we had 2,912 homes under construction, including 576 spec homes totaling $116.4 million (542 in-process spec units totaling $105.2 million, and 34 finished spec units totaling $11.2 million).
Land under development consists principally of land acquisition, land development and other common costs. These land related costs are allocated to individual lots on a pro-rata basis, and the lot costs are transferred to homes under construction when home construction begins for the respective lots. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract.
Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable carrying costs, such as interest and real estate taxes, are expensed as incurred.
Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the audited consolidated financial statements within our 2021 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell (net realizable value).
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and land under development but excludes land held for future development and land held for sale (see Note 6 for additional information on capitalized interest).

Total owned inventory by reportable segment is presented in the table below as of December 31, 2021 and September 30, 2021:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2021
West	$832,477	$3,483	$8,315	$844,275
East	273,491	10,888	347	284,726
Southeast	280,539	5,508	2,160	288,207
Corporate and unallocated (b)	164,593	—	—	164,593
Total	$1,551,100	$19,879	$10,822	$1,581,801
September 30, 2021
West	$781,036	$3,483	$4,478	$788,997
East	264,991	10,888	584	276,463
Southeast	269,738	5,508	4,117	279,363
Corporate and unallocated (b)	156,779	—	—	156,779
Total	$1,472,544	$19,879	$9,179	$1,501,602
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
Inventory assets are assessed for recoverability periodically in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2021 Annual Report.
Projects in Progress Impairments
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
No project in progress impairments were recognized during the three months ended December 31, 2021 and 2020, respectively.

Land Held for Sale Impairments
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
No land held for sales impairments were recognized during the three months ended December 31, 2021 and 2020, respectively.

Abandonments
From time-to-time, we may determine to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. No abandonment charges were recognized during the three months ended December 31, 2021, and $0.5 million abandonment charges were recognized during the three months ended December 31, 2020.
Lot Option Agreements
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2021 and September 30, 2021:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred (a)	Remaining Obligation, Net of Deposits
As of December 31, 2021
Unconsolidated lot option agreements	$121,581	$715,350
As of September 30, 2021
Unconsolidated lot option agreements	$114,688	$676,149
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheet.
(6) Interest
Interest capitalized during the three months ended December 31, 2021 and 2020 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2021	2020
Capitalized interest in inventory, beginning of period	$106,985	$119,659
Interest incurred	18,311	19,902
Interest expense not qualified for capitalization and included as other expense (a)	—	(1,600)
Capitalized interest amortized to home construction and land sales expenses (b)	(14,780)	(18,813)
Capitalized interest in inventory, end of period	$110,516	$119,148
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

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of December 31, 2021 and September 30, 2021:

in thousands	Maturity Date	December 31, 2021	September 30, 2021
Senior Unsecured Term Loan	September 2022	$50,000	$50,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	363,255	363,255
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(8,592)	(8,983)
Total Senior Notes, net		984,218	983,827
Junior Subordinated Notes (net of unamortized accretion of $30,053 and $30,570, respectively)	July 2036	70,720	70,203
Revolving Credit Facility	February 2024	—	—
Total debt, net		$1,054,938	$1,054,030
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. The Facility is currently with four lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2021 Annual Report.
As of December 31, 2021 and September 30, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $250.0 million. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of December 31, 2021, the Company believes it was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan). The principal balance as of December 31, 2021 was $50.0 million. The Term Loan (1) will mature in September 2022, with the remaining $50.0 million annual repayment installment due in September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of December 31, 2021, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of December 31, 2021 and September 30, 2021, the Company had letters of credit outstanding under these additional facilities of $23.7 million and $21.8 million, respectively, all of which were secured by cash collateral in restricted accounts totaling $24.6 million and $22.3 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2022. As of December 31, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $8.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of December 31, 2021.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of December 31, 2021. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 3.82% as of December 31, 2021. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2021, the unamortized accretion was $30.1 million and will be amortized over the remaining life of the notes. The remaining $25.8 million of these notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million restructured notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of December 31, 2021, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. For the three months ended December 31, 2021 and 2020, we recorded operating lease expense of $1.0 million and $1.1 million, respectively. Cash payments on lease liabilities during the three months ended December 31, 2021 and 2020 totaled $1.1 million and $1.4 million, respectively. Sublease income and variable lease expenses are de minimis.
At December 31, 2021 and 2020, the weighted-average remaining lease term and discount rate were as follows:

	Three Months Ended December 31,
	2021	2020
Weighted-average remaining lease term	4.7 years	5.1 years
Weighted-average discount rate	4.43%	4.77%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2021:

Fiscal Years Ending September 30,
in thousands
2022 (a)	$3,248
2023	3,719
2024	2,601
2025	2,257
2026	1,643
Thereafter	1,928
Total lease payments	15,396
Less: Imputed interest	1,544
Total operating lease liabilities	$13,852
(a) Remaining lease payments are for the period beginning January 1, 2022 through September 30, 2022.

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
Warranty reserves are included in other liabilities within the condensed consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in the condensed consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed. Management assesses the adequacy of warranty reserves each reporting period based on historical experience and the expected costs to remediate potential claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market-specific factors such as warranty experience, the number of home closings, the prices of homes, product mix, and other data in estimating warranty reserves. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends that may need to be separately estimated based on management's judgment of the ultimate cost of repair for that specific issue. While estimated warranty liabilities are adjusted each reporting period based on the results of our quarterly analyses, we may not accurately predict actual warranty costs, which could lead to significant changes in the reserve.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2021	2020
Balance at beginning of period	$12,931	$13,052
Accruals for warranties issued (a)	2,372	2,254
Net changes in liability related to warranties existing in prior periods	534	377
Payments made	(3,094)	(3,067)
Balance at end of period	$12,743	$12,616
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

Litigation
In the normal course of business, we and certain of our subsidiaries are subject to various lawsuits and have been named as defendants in various claims, complaints, and other legal actions, most relating to construction defects, moisture intrusion, and product liability. Certain of the liabilities resulting from these actions are covered in whole or in part by insurance.
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
We have an accrual of $8.7 million and $8.3 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of December 31, 2021 and September 30, 2021, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $31.9 million and $281.8 million, respectively, as of December 31, 2021, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
The fair value of our deferred compensation plan assets is measured on a recurring basis and has been determined using market-corroborated inputs (Level 2). The balance of these assets as of December 31, 2021 and September 30, 2021 was $3.0 million and $2.7 million, respectively.
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value on assets deemed to be impaired is determined based upon the type of asset being evaluated. Fair value of our owned inventory assets, when required to be calculated, is further discussed within Note 5. Due to the substantial use of unobservable inputs in valuing the assets on a non-recurring basis, they are classified within Level 3. During the three months ended December 31, 2021 and 2020, we recognized no impairments on projects in process or land held for sale.
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

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of December 31, 2021 and September 30, 2021:

	As of December 31, 2021		As of September 30, 2021
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes and Term Loan (b)	$984,218	$1,058,740	$983,827	$1,046,965
Junior Subordinated Notes (c)	70,720	70,720	70,203	70,203
Total	$1,054,938	$1,129,460	$1,054,030	$1,117,168
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
(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax expense from continuing operations was $6.5 million for the three months ended December 31, 2021, compared to $4.1 million for the three months ended December 31, 2020. Income tax expense for the three months ended December 31, 2021 was substantially driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $3.2 million in energy efficiency tax credits related to homes closed prior fiscal years, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax expense for the three months ended December 31, 2020 was substantially driven by (1) income from continuing operations, and (2) the discrete impact related to stock-based compensation expense as a result of current period activity.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2021, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2021, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2021 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three months ended December 31, 2021 and 2020, respectively.

	Three Months Ended
	December 31,
in thousands	2021	2020
Stock-based compensation expense	$2,108	$3,511
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2021:

	Three Months Ended
	December 31, 2021
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	114,259	$17.89
Exercised	(288)	19.95
Expired	(86,000)	19.11
Outstanding at end of period	27,971	$14.13
Exercisable at end of period	27,021	$14.25
As of both December 31, 2021 and September 30, 2021, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options. The cost remaining as of December 31, 2021 is expected to be recognized over a weighted-average period of 0.18 years.
Restricted Stock Awards
During the three months ended December 31, 2021, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the three months ended December 31, 2021:

	Three Months Ended December 31, 2021
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	738,155	486,574	1,224,729
Granted (a)	269,617	246,844	516,461
Vested	(552,417)	(278,901)	(831,318)
Forfeited	(17,072)	(26,920)	(43,992)
End of period	438,283	427,597	865,880
(a) Each of our performance shares represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2021, we issued 177,759 shares earned above target level based on the performance level achieved under the fiscal 2019 performance-based award plan.
As of December 31, 2021 and September 30, 2021, total unrecognized compensation costs related to unvested restricted stock awards was $12.1 million and $7.2 million, respectively. The remaining costs as of December 31, 2021 are expected to be recognized over a weighted average period of 2.05 years.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended December 31,
in thousands (except per share data)	2021	2020
Numerator:
Income from continuing operations	$34,895	$12,036
Loss from discontinued operations, net of tax	(10)	(39)
Net income	$34,885	$11,997

Denominator:
Basic weighted-average shares	30,336	29,771
Dilutive effect of restricted stock awards	379	294
Dilutive effect of stock options	9	21
Diluted weighted-average shares (a)	30,724	30,086

Basic income per share:
Continuing operations	$1.15	$0.40
Discontinued operations	—	—
Total	$1.15	$0.40

Diluted income per share:
Continuing operations	$1.14	$0.40
Discontinued operations	—	—
Total	$1.14	$0.40
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect.

	Three Months Ended December 31,
in thousands	2021	2020
Stock options	47,908	242,793

(14) Other Liabilities
Other liabilities include the following as of December 31, 2021 and September 30, 2021:

in thousands	December 31, 2021	September 30, 2021
Customer deposits	$31,321	$28,526
Accrued compensations and benefits	27,286	54,606
Accrued interest	15,029	22,835
Warranty reserve	12,743	12,931
Litigation accruals	8,654	8,325
Income tax liabilities	262	—
Other	26,146	25,128
Total	$121,441	$152,351
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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2021 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2021	2020
Revenue
West	$257,666	$236,880
East	118,169	97,964
Southeast	78,314	93,695
Total revenue	$454,149	$428,539

	Three Months Ended
	December 31,
in thousands	2021	2020
Operating income (loss)
West	$42,724	$33,303
East	19,859	11,368
Southeast	8,200	10,308
Segment total	70,783	54,979
Corporate and unallocated (a)	(29,844)	(37,291)
Total operating income	$40,939	$17,688
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

	Three Months Ended
	December 31,
in thousands	2021	2020
Depreciation and amortization
West	$1,599	$1,537
East	435	471
Southeast	399	595
Segment total	2,433	2,603
Corporate and unallocated (a)	448	519
Total depreciation and amortization	$2,881	$3,122
(a) Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2021	2020
Capital expenditures
West	$1,333	$1,636
East	69	434
Southeast	355	234
Corporate and unallocated	1,137	649
Total capital expenditures	$2,894	$2,953
The following table presents assets by segment as of December 31, 2021 and September 30, 2021:

in thousands	December 31, 2021	September 30, 2021
Assets
West	$867,871	$819,317
East	296,633	286,133
Southeast	304,571	296,581
Corporate and unallocated (a)	591,116	676,779
Total assets	$2,060,191	$2,078,810
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
We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2021 or September 30, 2021. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended
	December 31,
in thousands	2021	2020
Total revenue	$—	$—
Home construction and land sales expenses	(5)	(2)
Gross profit	5	2
General and administrative expenses	18	52
Loss from discontinued operations before income taxes	(13)	(50)
Benefit from income taxes	(3)	(11)
Loss from discontinued operations, net of tax	$(10)	$(39)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
The demand for new and existing homes is dependent on a variety of demographic and economic factors, including job and wage growth, household formation, consumer confidence, mortgage financing, and overall housing affordability. The COVID-19 pandemic created strong demand in the housing market beginning in the second half of fiscal 2020, which has continued throughout fiscal 2021. Many factors contributed to this level of demand, including historically low mortgage interest rates, a structural shortage of homes to purchase, favorable demographics, as well as workplace changes as a result of the pandemic.
During the first quarter of fiscal 2022, demand remained strong and healthy despite affordability concerns and a gradual uptick in mortgage interest rates. The increased activity combined with COVID-19 related impacts has led to inflation and a variety of supply chain disruptions, including increases in labor and direct building costs, as well as lack of availability of certain materials and construction labor, resulting in elongated construction cycle times and decreased backlog conversion. In response, we proactively managed our sales pace and lot releases to better align with our production capacity. We have also worked closely with our trade partners to proactively address shortages earlier in the construction cycle. Furthermore, the strength in our markets has allowed us to pass on cost increases through increased prices, leading to improvements in our margins and profitability.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged capital structure. This strategy provides us with flexibility to increase return on capital, reduce leverage, or increase investment in land and other operating assets in response to changing market conditions. Our priorities for fiscal 2022 is to grow our lot position by increasing land spend and our use of land option agreements, improve profitability while reducing our total debt below $1.0 billion, deliver extraordinary customer experience and encourage employee well-being.
Overview of Results for Our Fiscal First Quarter
The following is a summary of our performance against certain key operating and financial metrics during the three months ended December 31, 2021:
•During the quarter ended December 31, 2021, sales per community per month was 3.3 compared to 3.5 in the prior year quarter, and our net new orders were 1,141, down 20.9% from 1,442 in the prior year quarter. Sales per community per month was 3.6 and 3.5 for the trailing 12 months ended December 31, 2021 and 2020, respectively. We believe our sales pace has been strong by historical standards and will remain robust throughout fiscal 2022. Given the high demand and construction cycle time constraints, we have deliberately limited sales in a number of our communities to better align sales pace with production capacity, to ensure a positive customer experience and to maximize margins.
•During the quarter ended December 31, 2021, our average active community count of 114 was down 16.2% from 136 in the prior year quarter. We ended the quarter with an active community count of 116, compared to 134 in the prior year quarter. This is in part due to strong sales pace experienced during fiscal 2021 as well as the temporary reduction in land spend during fiscal 2020 and the first half of 2021. We are working to grow community counts by increasing investments in new communities. We invested $97.8 million and $32.9 million in land acquisition and land development during the quarters ended December 31, 2021 and December 31, 2020, respectively.
•As of December 31, 2021, our land position includes 23,049 controlled lots, up 22.6% from 18,801 as of December 31, 2020. Excluding land held for future development and land held for sale lots, we controlled 22,426 active lots, up 23.6% from the prior year quarter. As of December 31, 2021, we had 11,027 lots, or 49.2% of our total active lots, under option contracts as compared to 7,536 lots, or 41.5% of our total active lots, under option contracts as of December 31, 2020.
•Aggregated dollar value of homes in backlog as of December 31, 2021 was $1,405.2 million, up 20.9% compared to the prior year quarter. As a result of our strong sales pace, we ended the quarter with 2,908 homes in backlog, up 2.5% compared to the prior year quarter. Benefiting from pricing power in most markets, ASP in backlog as of December 31, 2021 has risen to $483.2 thousand, up 17.9% versus the prior year quarter.

•Our ASP for homes closed during the quarter ended December 31, 2021 was $438.4 thousand, up 15.1% from $380.8 thousand in the prior year quarter. The year-over-year increase in ASP on closings was impacted primarily by price appreciation due to strong demand and short supply of homes. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of December 31, 2021.
•Homebuilding gross margin for the quarter ended December 31, 2021 was 20.9%, up from 17.6% in the prior year quarter. Homebuilding gross margin excluding impairments, abandonments, and interest for the quarter ended December 31, 2021 was 24.2%, up from 22.1% in the prior year quarter. Our homebuilding gross margin has been favorably impacted by the strong demand and price appreciation, although cost pressures and the availability of labor has affected and may continue to temper gross margin expansion in the future.
•SG&A for the quarter ended December 31, 2021 was 11.8% of total revenue, down from 12.7% a year earlier. We remain focused on improving overhead cost management in relation to our revenue growth, contributing to our balanced growth strategy.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors. Accordingly, our financial results for the three months ended December 31, 2021 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2021	2020
Revenue:
Homebuilding	$446,729	$424,229
Land sales and other	7,420	4,310
Total	$454,149	$428,539
Gross profit:
Homebuilding	$93,304	$74,837
Land sales and other	4,096	456
Total	$97,400	$75,293
Gross margin:
Homebuilding (a)	20.9%	17.6%
Land sales and other	55.2%	10.6%
Total	21.4%	17.6%
Commissions	$15,813	$16,507
General and administrative expenses (G&A)	$37,767	$37,976
SG&A (commissions plus G&A) as a percentage of total revenue	11.8%	12.7%
G&A as a percentage of total revenue	8.3%	8.9%
Depreciation and amortization	$2,881	$3,122
Operating income	$40,939	$17,688
Operating income as a percentage of total revenue	9.0%	4.1%
Effective tax rate (b)	15.6%	25.5%
Inventory impairments and abandonments	$—	$465
Equity in income (loss) of unconsolidated entities	$288	$(75)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 24.2% and 22.1% for the three months ended December 31, 2021 and 2020, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as tax expense for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods. For the three months ended December 31, 2021, our effective tax rate was impacted by, among other factors, energy efficiency tax credits of $3.2 million claimed, compared to less than $0.1 million of such credits claimed during the three months ended December 31, 2020.

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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31, (a)
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
Net income	$34,885	$11,997	$22,888	$144,909	$61,477	$83,432
Expense from income taxes	6,460	4,114	2,346	23,847	22,006	1,841
Interest amortized to home construction and land sales expenses and capitalized interest impaired	14,780	18,813	(4,033)	83,257	94,806	(11,549)
Interest expense not qualified for capitalization	—	1,600	(1,600)	1,181	8,626	(7,445)
EBIT	56,125	36,524	19,601	253,194	186,915	66,279
Depreciation and amortization	2,881	3,122	(241)	13,735	15,335	(1,600)
EBITDA	59,006	39,646	19,360	266,929	202,250	64,679
Stock-based compensation expense	2,108	3,511	(1,403)	10,764	11,236	(472)
Loss on extinguishment of debt	—	—	—	2,025	—	2,025
Inventory impairments and abandonments (b)	—	465	(465)	388	2,576	(2,188)
Restructuring and severance expenses	—	(10)	10	—	1,307	(1,307)
Litigation settlement in discontinued operations	—	—	—	120	1,260	(1,140)
Adjusted EBITDA	$61,114	$43,612	$17,502	$280,226	$218,629	$61,597
(a) "LTM" indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled “Interest amortized to home construction and land sales expenses and capitalized interest impaired.”

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2021	2020	21 vs 20	2021	2020
West	655	782	(16.2)%	12.8%	14.6%
East	236	320	(26.3)%	13.9%	8.6%
Southeast	250	340	(26.5)%	7.1%	10.1%
Total	1,141	1,442	(20.9)%	11.8%	12.3%

Net new orders for the quarter ended December 31, 2021 decreased to 1,141, down 20.9% from the quarter ended December 31, 2020. The decrease in net new orders was driven primarily by a 16.2% decrease in active community count from 136 in the prior year quarter to 114 and a decrease in sales pace from 3.5 sales per community per month in the prior year quarter to 3.3, partially offset by a decrease in cancellation rates from 12.3% in the prior year quarter to 11.8%. We are working to grow community count by investing in new communities, and we are also actively managing sales pace, in part by selectively increasing prices and limiting lot releases in some communities, to optimize margins and lot supply.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020	21 vs 20
Backlog Units:
West	1,705	1,505	13.3%
East	602	721	(16.5)%
Southeast	601	611	(1.6)%
Total	2,908	2,837	2.5%
Aggregate dollar value of homes in backlog (in millions)	$1,405.2	$1,162.4	20.9%
ASP in backlog (in thousands)	$483.2	$409.7	17.9%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog have historically been delivered within three to six months following commencement of construction. Ongoing supply chain disruptions, including the availability of certain materials and construction labor, has led to extended construction cycle times. As a result, we are experiencing increased construction cycle times by an average of two to three months across our markets, compared to December 31, 2020. The aggregate dollar value of homes in backlog as of December 31, 2021 increased 20.9% compared to December 31, 2020 due to a 17.9% increase in the ASP of homes in backlog and a 2.5% increase in backlog units.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$256,492	$232,940	10.1%	$425.4	$362.8	17.3%	603	642	(6.1)%
East	114,287	97,964	16.7%	466.5	439.3	6.2%	245	223	9.9%
Southeast	75,950	93,325	(18.6)%	444.2	374.8	18.5%	171	249	(31.3)%
Total	$446,729	$424,229	5.3%	$438.4	$380.8	15.1%	1,019	1,114	(8.5)%

For the three months ended December 31, 2021, homebuilding revenue increased primarily as a result of increase in ASP, partially offset by a decrease in closings. The ASP changes were impacted primarily by price appreciation due to inflation, strong demand, and short supply of homes, as well as a change in mix of closings between geographies, products, and among communities within each individual market as compared to the prior year period. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of December 31, 2021.
West Segment: Homebuilding revenue increased by 10.1% for the three months ended December 31, 2021 compared to the prior year quarter due to a 17.3% increase in ASP, partially offset by a 6.1% decrease in closings. The decrease in closings was primarily due to a decrease in backlog conversion rates as a result of longer production cycle times compared to the prior year quarter.
East Segment: Homebuilding revenue increased by 16.7% for the three months ended December 31, 2021 compared to the prior year quarter due to a 9.9% increase in closings and a 6.2% increase in ASP. Although the east segment also experienced prolonged production cycle times, higher number of units were closed during the current year quarter due to timing of scheduled closings, whereby a higher percentage of beginning backlog was scheduled to close during the current year quarter compared to the prior year quarter.
Southeast Segment: Homebuilding revenue decreased by 18.6% for the three months ended December 31, 2021 compared to the prior year quarter due to a 31.3% decrease in closings, partially offset by a 18.5% increase in ASP. The decrease in closings was due to a decrease in backlog conversion rates as a result of longer production cycle times as well as timing of scheduled closings.

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

	Three Months Ended December 31, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$62,927	24.5%	$—	$62,927	24.5%	$—	$62,927	24.5%
East	25,534	22.3%	—	25,534	22.3%	—	25,534	22.3%
Southeast	16,035	21.1%	—	16,035	21.1%	—	16,035	21.1%
Corporate & unallocated (a)	(11,192)		—	(11,192)		14,780	3,588
Total homebuilding	$93,304	20.9%	$—	$93,304	20.9%	$14,780	$108,084	24.2%

	Three Months Ended December 31, 2020
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$52,874	22.7%	$—	$52,874	22.7%	$—	$52,874	22.7%
East	19,865	20.3%	465	20,330	20.8%	—	20,330	20.8%
Southeast	19,822	21.2%	—	19,822	21.2%	—	19,822	21.2%
Corporate & unallocated (a)	(17,724)		—	(17,724)		18,560	836
Total homebuilding	$74,837	17.6%	$465	$75,302	17.8%	$18,560	$93,862	22.1%

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.
Our homebuilding gross profit increased by $18.5 million to $93.3 million for the three months ended December 31, 2021, compared to $74.8 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by growth in homebuilding revenue of $22.5 million, and an increase in gross margin of 330 basis points to 20.9%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairment and abandonment charges which decreased by $0.5 million, and interest amortized to homebuilding cost of sales which decreased by $3.8 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $14.2 million compared to the prior year quarter, while homebuilding gross margin increased by 210 basis points to 24.2%. The year-over-year improvement in gross margin for the three months ended December 31, 2021 was primarily driven by lower sales incentives and pricing increases, although cost pressures and the availability of labor has affected and may continue to temper gross margin expansion in the future.

West Segment: Compared to the prior year quarter, homebuilding gross profit increased by $10.1 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 24.5%, up from 22.7% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
East Segment: Compared to the prior year quarter, homebuilding gross profit increased by $5.7 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.3%, up from 20.8% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $3.8 million due to a decrease in homebuilding revenue and relatively flat gross margin. Homebuilding gross margin, excluding impairments and abandonments, of 21.1% remained relatively flat compared to 21.2% in the prior year quarter.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended December 31, 2021, our homebuilding gross margin was 19.5%. Excluding interest and inventory impairments and abandonments, our homebuilding gross margin for the trailing 12-month period ended December 31, 2021 was 23.4%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 7.3% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	8.2%
Impact of interest amortized to COS related to these communities	3.6%
Pre-impairment turn gross margin, excluding interest amortization	11.8%
Impact of impairment turns	16.5%
Gross margin (post impairment turns), excluding interest amortization	28.3%
For a further discussion of our impairment policies, refer to Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q.
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2021	2020	21 vs 20	2021	2020	21 vs 20
West	$1,174	$3,940	$(2,766)	$478	$707	$(229)
East	3,882	—	3,882	3,407	—	3,407
Southeast	2,364	370	1,994	211	57	154
Corporate and unallocated (a)	—	—	—	—	(308)	308
Total	$7,420	$4,310	$3,110	$4,096	$456	$3,640

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
To further support our efforts to improve capital efficiency, we continued to focus on closing a number of land sales in the three months ended December 31, 2021 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended December 31,
in thousands	2021	2020	21 vs 20
West	$42,724	$33,303	$9,421
East	19,859	11,368	8,491
Southeast	8,200	10,308	(2,108)
Corporate and unallocated (a)	(29,844)	(37,291)	7,447
Operating income	$40,939	$17,688	$23,251
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
Our operating income increased by $23.3 million to $40.9 million for the three months ended December 31, 2021, compared to operating income of $17.7 million for the three months ended December 31, 2020, driven primarily by the previously discussed increase in gross profit. SG&A as a percentage of total revenue decreased by 90 basis points from 12.7% to 11.8% as we continue to focus on improving overhead cost management in relation to total revenue growth.

West Segment: The $9.4 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit previously discussed, and lower commissions expense despite higher homebuilding revenue as we reduced our reliance on external agents given the favorable sales environment. These increases to operating income were partially offset by higher G&A expenses in the segment.
East Segment: The $8.5 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit previously discussed and lower sales and marketing expenses, partially offset by higher commissions expense on higher homebuilding revenue and higher G&A expenses in the segment.
Southeast Segment: The $2.1 million decrease in operating income compared to the prior year quarter was primarily due to the decrease in gross profit previously discussed, partially offset by lower commissions expense on lower homebuilding revenue, lower sales and marketing expenses, and lower G&A expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2021, corporate and unallocated net expenses decreased by $7.4 million from the prior year quarter primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales, and lower G&A costs.
Below operating income, we had one noteworthy year-over-year fluctuation for the three months ended December 31, 2021 compared to the prior period. Specifically, we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest expense not qualified for capitalization. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for further discussion of this items.
Income Taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against a portion of our deferred tax assets. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. In addition, our effective tax rate is also impacted by a variety of factors, including, but not limited to, tax credits and permanent differences. As such, our income tax expense/benefit is not always directly correlated to the amount of pre-tax income or loss for the associated periods.
We recognized income tax expense from continuing operations of $6.5 million for the three months ended December 31, 2021 compared to $4.1 million for the three months ended December 31, 2020. Our current fiscal year-to-date income tax expense was primarily driven by income tax expense on earnings from continuing operations, partially offset by the generation of additional federal tax credits and the discrete tax benefits related to stock-based compensation activity in the quarter. The tax expense for the three months ended December 31, 2020 was primarily driven by income tax expense on earnings from continuing operations and the discrete tax expense related to stock-based compensation activity in the quarter. Refer to Note 11 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, the Facility and other bank borrowings, the issuance of equity and equity-linked securities, and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities), and available credit facilities.
Cash, cash equivalents, and restricted cash increased as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2021	2020
Cash used in operating activities	$(77,817)	$(74,578)
Cash used in investing activities	(2,811)	(2,858)
Cash used in financing activities	(6,618)	(3,044)
Net decrease in cash, cash equivalents, and restricted cash	$(87,246)	$(80,480)

Operating Activities
Net cash used in operating activities was $77.8 million for the three months ended December 31, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $79.2 million resulting from land acquisition, land development, and house construction spending to support continued growth and a net increase in non-inventory working capital balances of $44.8 million. This was partially offset by cash inflows from income before income taxes of $41.4 million, which included $4.8 million of non-cash charges.
Net cash used in operating activities was $74.6 million for the three months ended December 31, 2020, primarily driven by an increase in inventory of $62.7 million resulting from land acquisition, land development, and house construction spending, and a net increase in non-inventory working capital balances of $35.1 million, partially offset by cash inflows from income before income taxes of $16.1 million, which included $7.1 million of non-cash charges.
Investing Activities
Net cash used in investing activities for the three months ended December 31, 2021 and December 31, 2020, was $2.8 million and $2.9 million, respectively, primarily driven in both periods by capital expenditures for model homes.
Financing Activities
Net cash used in financing activities was $6.6 million for the three months ended December 31, 2021 primarily driven by tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $3.0 million for the three months ended December 31, 2020 primarily driven by tax payments for stock-based compensation awards vesting and payment of debt issuance costs.
Financial Position
As of December 31, 2021, our liquidity position consisted of $157.7 million in cash and cash equivalents and $250.0 million of remaining capacity under the Facility.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. As of December 31, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $23.7 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $24.6 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). As of December 31, 2021, the total stated amount of performance letters of credit issued under the reimbursement agreement was $8.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).

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

	As of
in thousands	December 31, 2021	September 30, 2021
Due from non-guarantor subsidiary	$1,837	$1,532
Total assets	2,055,479	2,075,518
Total liabilities	1,303,935	1,353,734

	Three Months Ended December 31,
in thousands	2021	2020
Total revenues	$453,433	$428,184
Gross profit	96,868	75,040
Income from continuing operations	34,839	11,906
Net income	34,829	11,867
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
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during fiscal year 2021 or the three months ended December 31, 2021. As of December 31, 2021, the remaining availability of the share repurchase program was $12.0 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2021 or 2020.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
We historically have attempted to control a portion of our land supply through lot option agreements. As of December 31, 2021, we controlled 23,049 lots, which includes 272 lots of land held for future development and 351 lots of land held for sale. Of the total active 22,426 lots, we owned 50.8%, or 11,399 of these lots, and the remaining 11,027 of these lots, or 49.2%, were under option contracts, primarily through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. In comparison, we controlled 7,536 lots, or 41.5% of our total active lot position, through option contracts as of December 31, 2020. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $121.6 million as of December 31, 2021. The total remaining purchase price, net of cash deposits, committed under all options was $715.4 million as of December 31, 2021. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of December 31, 2021, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $31.9 million and $281.8 million, respectively, as of December 31, 2021, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies and Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2021 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2021 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the events or results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2021, we had variable rate debt outstanding totaling approximately $70.7 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2021 was $1.06 billion, compared to a carrying amount of $0.98 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.06 billion to $1.11 billion as of December 31, 2021.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
None.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 9 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.
Item 6. Exhibits

22	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22 of the Company's Form 10-K filed on November 10, 2021)

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 27, 2022	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer