Form 10-Q
period 2022-03-31
BEAZER HOMES USA INC
filed 2022-04-28
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 25, 2022: 31,457,627

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$163,905	$246,715
Restricted cash	33,343	27,428
Accounts receivable (net of allowance of $290 and $290, respectively)	24,289	25,685
Income tax receivable	9,866	9,929
Owned inventory	1,676,972	1,501,602
Investments in unconsolidated entities	4,667	4,464
Deferred tax assets, net	190,876	204,766
Property and equipment, net	23,168	22,885
Operating lease right-of-use assets	11,301	12,344
Goodwill	11,376	11,376
Other assets	10,241	11,616
Total assets	$2,160,004	$2,078,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$147,257	$133,391
Operating lease liabilities	12,912	14,154
Other liabilities	147,583	152,351
Total debt (net of debt issuance costs of $8,151 and $8,983, respectively)	1,049,895	1,054,030
Total liabilities	1,357,647	1,353,926
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,457,627 issued and outstanding and 31,294,198 issued and outstanding, respectively)	31	31
Paid-in capital	864,074	866,158
Accumulated deficit	(61,748)	(141,305)
Total stockholders’ equity	802,357	724,884
Total liabilities and stockholders’ equity	$2,160,004	$2,078,810
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2022	2021	2022	2021
Total revenue	$508,506	$549,889	$962,655	$978,428
Home construction and land sales expenses	387,821	451,963	744,570	804,744
Inventory impairments and abandonments	935	—	935	465
Gross profit	119,750	97,926	217,150	173,219
Commissions	16,578	20,884	32,391	37,391
General and administrative expenses	45,530	39,741	83,297	77,717
Depreciation and amortization	3,031	3,683	5,912	6,805
Operating income	54,611	33,618	95,550	51,306
Equity in income of unconsolidated entities	163	186	451	111
Loss on extinguishment of debt, net	(164)	(563)	(164)	(563)
Other income (expense), net	140	(894)	271	(2,346)
Income from continuing operations before income taxes	54,750	32,347	96,108	48,508
Expense from income taxes	10,072	7,704	16,535	11,829
Income from continuing operations	44,678	24,643	79,573	36,679
Loss from discontinued operations, net of tax	(6)	(115)	(16)	(154)
Net income	$44,672	$24,528	$79,557	$36,525
Weighted-average number of shares:
Basic	30,594	29,953	30,464	29,862
Diluted	30,823	30,215	30,772	30,150
Basic income (loss) per share:
Continuing operations	$1.46	$0.82	$2.61	$1.23
Discontinued operations	—	—	—	(0.01)
Total	$1.46	$0.82	$2.61	$1.22
Diluted income (loss) per share:
Continuing operations	$1.45	$0.81	$2.59	$1.22
Discontinued operations	—	—	—	(0.01)
Total	$1.45	$0.81	$2.59	$1.21
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2021	31,460	$31	$861,648	$(106,420)	$755,259
Net income and comprehensive income	—	—		44,672	44,672
Stock-based compensation expense	1	—	2,424	—	2,424
Stock option exercises	—	—	4	—	4
Forfeiture and other settlements of restricted stock	(3)	—	—	—	—
Common stock redeemed for tax liability	—	—	(2)	—	(2)
Balance as of March 31, 2022	31,458	$31	$864,074	$(61,748)	$802,357

	Six Months Ended March 31, 2022
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	79,557	79,557
Stock-based compensation expense	—	—	4,532	—	4,532
Stock option exercises	1	—	4	—	4
Shares issued under employee stock plans, net	517	—	—	—	—
Forfeiture and other settlements of restricted stock	(47)	—	—	—	—
Common stock redeemed for tax liability	(307)	—	(6,620)	—	(6,620)
Balance as of March 31, 2022	31,458	$31	$864,074	$(61,748)	$802,357

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2020	31,254	$31	$857,360	$(251,329)	$606,062
Net income and comprehensive income	—	—	—	24,528	24,528
Stock-based compensation expense	—	—	2,549	—	2,549
Stock option exercises	51	—	628	—	628
Forfeiture and other settlements of restricted stock	(16)	—	—	—	—
Balance as of March 31, 2021	31,289	$31	$860,537	$(226,801)	$633,767

	Six Months Ended March 31, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	36,525	36,525
Stock-based compensation expense	—	—	6,060	—	6,060
Stock option exercises	168	—	631	—	631
Shares issued under employee stock plans, net	411	—	—	—	—
Forfeiture and other settlements of restricted stock	(16)	—	—	—	—
Common stock redeemed for tax liability	(286)	—	(2,620)	—	(2,620)
Balance as of March 31, 2021	31,289	$31	$860,537	$(226,801)	$633,767
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2022	2021
Cash flows from operating activities:
Net income	79,557	$36,525
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,912	6,805
Stock-based compensation expense	4,532	6,060
Inventory impairments and abandonments	935	465
Deferred and other income tax expense	16,531	11,786
Gain on sale of fixed assets	(159)	(170)
Change in allowance for doubtful accounts	—	(60)
Equity in income of unconsolidated entities	(451)	(111)
Cash distributions of income from unconsolidated entities	248	—
Loss on extinguishment of debt, net	164	563
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,396	2,719
Decrease in income tax receivable	—	49
Increase in inventory	(174,225)	(31,231)
Decrease in other assets	1,109	1,327
Increase in trade accounts payable	13,866	18,440
Decrease in other liabilities	(7,545)	(3,028)
Net cash (used in) provided by operating activities	(58,130)	50,139
Cash flows from investing activities:
Capital expenditures	(6,195)	(6,514)
Proceeds from sale of fixed assets	159	170
Net cash used in investing activities	(6,036)	(6,344)
Cash flows from financing activities:
Repayment of debt	(6,113)	(10,212)
Debt issuance costs	—	(427)
Tax payments for stock-based compensation awards	(6,620)	(2,620)
Stock option exercises	4	631
Net cash used in financing activities	(12,729)	(12,628)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(76,895)	31,167
Cash, cash equivalents, and restricted cash at beginning of period	274,143	342,528
Cash, cash equivalents, and restricted cash at end of period	$197,248	$373,695
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2021 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Share Repurchase Program
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during fiscal year 2021 or the six months ended March 31, 2022. As of March 31, 2022, the remaining availability of the share repurchase program was $12.0 million.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Homebuilding revenue	$507,208	$547,417	$953,937	$971,646
Land sales and other revenue	1,298	2,472	8,718	6,782
Total revenue (a)	$508,506	$549,889	$962,655	$978,428
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $38.4 million and $28.5 million as of March 31, 2022 and September 30, 2021, respectively. Of the customer liabilities outstanding as of September 30, 2021, $7.5 million and $17.7 million was recognized in revenue during the three and six months ended March 31, 2022 upon closing of the related homes.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2022	2021
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets (a)	$626	$1,453
Increase in operating lease liabilities (a)	626	1,453
Supplemental disclosure of cash activity:
Interest payments	$34,649	$37,412
Income tax payments	2,578	143
Tax refunds received	—	49
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$163,905	$355,533
Restricted cash	33,343	18,162
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$197,248	$373,695
(a) Represents leases renewed or additional leases commenced during the six months ended March 31, 2022 and March 31, 2021.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of March 31, 2022, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of March 31, 2022 and September 30, 2021:

in thousands	March 31, 2022	September 30, 2021
Investment in unconsolidated entities	$4,667	$4,464
Total equity of unconsolidated entities	7,491	7,316
Total outstanding borrowings of unconsolidated entities	15,549	12,708
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Equity in income of unconsolidated entities	$163	$186	$451	$111
For the six months ended March 31, 2022 and 2021, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2022 and September 30, 2021, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2022 and 2021, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of March 31, 2022, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Owned Inventory
The components of our owned inventory are as follows as of March 31, 2022 and September 30, 2021:

in thousands	March 31, 2022	September 30, 2021
Homes under construction	$838,139	$648,283
Land under development	619,385	648,404
Land held for future development	19,879	19,879
Land held for sale	14,167	9,179
Capitalized interest	112,686	106,985
Model homes	72,716	68,872
Total owned inventory	$1,676,972	$1,501,602
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of March 31, 2022, we had 3,568 homes under construction, including 775 spec homes totaling $157.2 million (725 in-process spec homes totaling $139.0 million, and 50 finished spec homes totaling $18.2 million). As of September 30, 2021, we had 2,912 homes under construction, including 576 spec homes totaling $116.4 million (542 in-process spec units totaling $105.2 million, and 34 finished spec units totaling $11.2 million).
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

Total owned inventory by reportable segment is presented in the table below as of March 31, 2022 and September 30, 2021:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2022
West	$876,616	$3,483	$11,726	$891,825
East	294,345	10,888	—	305,233
Southeast	301,079	5,508	2,441	309,028
Corporate and unallocated (b)	170,886	—	—	170,886
Total	$1,642,926	$19,879	$14,167	$1,676,972
September 30, 2021
West	$781,036	$3,483	$4,478	$788,997
East	264,991	10,888	584	276,463
Southeast	269,738	5,508	4,117	279,363
Corporate and unallocated (b)	156,779	—	—	156,779
Total	$1,472,544	$19,879	$9,179	$1,501,602
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2022	2021	2022	2021
Land Held for Sale:
West	$440	$—	$440	$—
Total impairment charges on land held for sale	$440	$—	$440	$—
Abandonments:
West	$12	$—	$12	$—
East	—		—	465
Southeast	483	—	483	—
Total abandonments charges	$495	$—	$495	$465
Total impairment and abandonment charges	$935	$—	$935	$465
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

No project in progress impairments were recognized during the three and six months ended March 31, 2022 and 2021, respectively.
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
We recognized $0.4 million land held for sale impairments during the three and six months ended March 31, 2022 related to one held for sale community in the West segment. No land held for sale impairments were recognized during the three and six months ended March 31, 2021.
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
We recognized $0.5 million abandonment charges during the three and six months ended March 31, 2022 related to one under contract deal in the West segment and one under contract deal in the Southeast segment that we decided to terminate. During the three months ended March 31, 2021, no abandonment charges were recognized. During the six months ended March 31, 2021, we recognized $0.5 million abandonment charges in the East segment related to one under contract deal that we decided to terminate.
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
The following table provides a summary of our interests in lot option agreements as of March 31, 2022 and September 30, 2021:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred (a)	Remaining Obligation, Net of Deposits
As of March 31, 2022
Unconsolidated lot option agreements	$131,971	$772,584
As of September 30, 2021
Unconsolidated lot option agreements	$114,688	$676,149
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheet.

(6) Interest
Interest capitalized during the three and six months ended March 31, 2022 and 2021 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2022	2021	2022	2021
Capitalized interest in inventory, beginning of period	$110,516	$119,148	$106,985	$119,659
Interest incurred	18,253	19,345	36,564	39,247
Interest expense not qualified for capitalization and included as other expense (a)	—	(969)	—	(2,569)
Capitalized interest amortized to home construction and land sales expenses (b)	(16,083)	(24,110)	(30,863)	(42,923)
Capitalized interest in inventory, end of period	$112,686	$113,414	$112,686	$113,414
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

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of March 31, 2022 and September 30, 2021:

in thousands	Maturity Date	March 31, 2022	September 30, 2021
Senior Unsecured Term Loan	September 2022	$50,000	$50,000
6 3/4% Senior Notes (2025 Notes)	March 2025	229,555	229,555
5 7/8% Senior Notes (2027 Notes)	October 2027	357,255	363,255
7 1/4% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(8,151)	(8,983)
Total Senior Notes, net		978,659	983,827
Junior Subordinated Notes (net of unamortized accretion of $29,536 and $30,570, respectively)	July 2036	71,236	70,203
Revolving Credit Facility	February 2024	—	—
Total debt, net		$1,049,895	$1,054,030
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. The Facility is currently with four lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2021 Annual Report.
As of March 31, 2022 and September 30, 2021, no borrowings and no letters of credit were outstanding under the Facility, resulting in a remaining capacity of $250.0 million. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of March 31, 2022, the Company believes it was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan). The principal balance as of March 31, 2022 was $50.0 million. The Term Loan (1) will mature in September 2022, with the remaining $50.0 million annual repayment installment due in September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of March 31, 2022, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of March 31, 2022 and September 30, 2021, the Company had letters of credit outstanding under these additional facilities of $26.4 million and $21.8 million, respectively, all of which were secured by cash collateral in restricted accounts totaling $26.1 million and $22.3 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
In May 2018, the Company entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). The Bilateral Facility will terminate on June 10, 2022. As of March 31, 2022, the total stated amount of performance letters of credit issued under the reimbursement agreement was $8.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million). The Company may enter into additional arrangements to provide greater letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2022.
During the three and six months ended March 31, 2022, we repurchased $6.0 million of our outstanding 2027 Notes using cash on hand, resulting in a loss on extinguishment of debt of $0.2 million.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of March 31, 2022. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 3.87% as of March 31, 2022. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the restructured notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2022, the unamortized accretion was $29.5 million and will be amortized over the remaining life of the restructured notes. The remaining $25.8 million of these notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million restructured notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of March 31, 2022, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the three and six months ended March 31, 2022 and 2021, operating lease expense and cash payments on lease liabilities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2022	2021	2022	2021
Operating lease expense	$979	$1,085	$1,978	$2,173
Cash payments on lease liabilities	$1,090	$1,167	$2,176	$2,519
At March 31, 2022 and 2021, the weighted-average remaining lease term and discount rate were as follows:

	As of March 31,
	2022	2021
Weighted-average remaining lease term	4.6 years	5.0 years
Weighted-average discount rate	4.42%	4.76%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2022:

Fiscal Years Ending September 30,
in thousands
2022 (a)	$2,158
2023	3,719
2024	2,601
2025	2,257
2026	1,643
Thereafter	1,928
Total lease payments	14,306
Less: Imputed interest	1,394
Total operating lease liabilities	$12,912
(a) Remaining lease payments are for the period beginning April 1, 2022 through September 30, 2022.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Balance at beginning of period	$12,743	$12,616	$12,931	$13,052
Accruals for warranties issued (a)	2,811	2,783	5,183	5,037
Net changes in liability related to warranties existing in prior periods	(512)	(57)	22	320
Payments made	(2,361)	(2,921)	(5,455)	(5,988)
Balance at end of period	$12,681	$12,421	$12,681	$12,421
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
We have an accrual of $8.5 million and $8.3 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of March 31, 2022 and September 30, 2021, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $34.6 million and $272.6 million, respectively, as of March 31, 2022, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
During the three and six months ended March 31, 2022, we recognized $0.4 million impairments on land held for sale. No impairments on projects in progress or land held for sale were recognized during the the three and six months ended March 31, 2021.
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of our assets measured at fair value on a recurring basis and the impairment date fair value of certain assets measured at fair value on a non-recurring basis for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during the periods presented:

in thousands	Level 1	Level 2	Level 3		Total
As of March 31, 2022
Deferred compensation plan assets (a)	$—	$3,020	$—		$3,020
Land held for sale (b)	$—	$—	$250	(c)	$250
As of September 30, 2021
Deferred compensation plan assets (a)	$—	$2,730	$—		$2,730
(a) Measured at fair value on a recurring basis using market-corroborated inputs.
(b) Measured at fair value on a non-recurring basis, refer to Note 5 for further discussion.
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of March 31, 2022 and September 30, 2021:

	As of March 31, 2022		As of September 30, 2021
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes and Term Loan (b)	$978,659	$981,144	$983,827	$1,046,965
Junior Subordinated Notes (c)	71,236	71,236	70,203	70,203
Total	$1,049,895	$1,052,380	$1,054,030	$1,117,168
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

(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax expense from continuing operations was $10.1 million and $16.5 million for the three and six months ended March 31, 2022, compared to $7.7 million and $11.8 million for the three and six months ended March 31, 2021. Income tax expense for the six months ended March 31, 2022 was substantially driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $6.2 million in energy efficiency tax credits related to homes closed in prior fiscal years, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax expense for the six months ended March 31, 2021 was substantially driven by (1) income from continuing operations, and (2) the discrete impact related to stock-based compensation expense as a result of current period activity.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2022, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2021, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2021 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and six months ended March 31, 2022 and 2021, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Stock-based compensation expense	$2,424	$2,549	$4,532	$6,060
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2022:

	Six Months Ended
	March 31, 2022
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	114,259	$17.89
Granted	236	16.58
Exercised	(788)	12.32
Expired	(86,000)	19.11
Outstanding at end of period	27,707	$14.26
Exercisable at end of period	27,471	$14.24
As of both March 31, 2022 and September 30, 2021, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options. The costs remaining as of March 31, 2022 are expected to be recognized over a weighted-average period of 1.94 years.
Restricted Stock Awards
During the six months ended March 31, 2022, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the six months ended March 31, 2022:

	Six Months Ended March 31, 2022
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	738,155	486,574	1,224,729
Granted (a)	269,617	246,844	516,461
Vested	(552,417)	(279,277)	(831,694)
Forfeited	(18,158)	(28,298)	(46,456)
End of period	437,197	425,843	863,040
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
As of March 31, 2022 and September 30, 2021, total unrecognized compensation costs related to unvested restricted stock awards was $10.7 million and $7.2 million, respectively. The costs remaining as of March 31, 2022 are expected to be recognized over a weighted average period of 1.87 years.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands (except per share data)	2022	2021	2022	2021
Numerator:
Income from continuing operations	$44,678	$24,643	$79,573	$36,679
Loss from discontinued operations, net of tax	(6)	(115)	(16)	(154)
Net income	$44,672	$24,528	$79,557	$36,525

Denominator:
Basic weighted-average shares	30,594	29,953	30,464	29,862
Dilutive effect of restricted stock awards	222	231	300	262
Dilutive effect of stock options	7	31	8	26
Diluted weighted-average shares (a)	30,823	30,215	30,772	30,150

Basic income (loss) per share:
Continuing operations	$1.46	$0.82	$2.61	$1.23
Discontinued operations	—	—	—	(0.01)
Total	$1.46	$0.82	$2.61	$1.22

Diluted income (loss) per share:
Continuing operations	$1.45	$0.81	$2.59	$1.22
Discontinued operations	—	—	—	(0.01)
Total	$1.45	$0.81	$2.59	$1.21
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2022	2021	2022	2021
Stock options	13	177	31	214
Time-based restricted stock	188	13	—	121
(14) Other Liabilities
Other liabilities include the following as of March 31, 2022 and September 30, 2021:

in thousands	March 31, 2022	September 30, 2021
Customer deposits	$38,394	$28,526
Accrued compensations and benefits	37,355	54,606
Accrued interest	22,680	22,835
Warranty reserve	12,681	12,931
Litigation accruals	8,517	8,325
Other	27,956	25,128
Total	$147,583	$152,351

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Revenue
West	$303,492	$278,720	$561,158	$515,600
East	128,935	153,571	247,104	251,535
Southeast	76,079	117,598	154,393	211,293
Total revenue	$508,506	$549,889	$962,655	$978,428

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Operating income
West	$58,103	$42,488	$100,827	$75,791
East	24,072	22,449	43,931	33,817
Southeast	10,007	15,074	18,207	25,382
Segment total	92,182	80,011	162,965	134,990
Corporate and unallocated (a)	(37,571)	(46,393)	(67,415)	(83,684)
Total operating income	$54,611	$33,618	$95,550	$51,306
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Depreciation and amortization
West	$1,810	$1,936	$3,409	$3,473
East	367	575	802	1,046
Southeast	374	676	773	1,271
Segment total	2,551	3,187	4,984	5,790
Corporate and unallocated (a)	480	496	928	1,015
Total depreciation and amortization	$3,031	$3,683	$5,912	$6,805
(a) Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
in thousands	2022	2021
Capital expenditures
West	$3,275	$3,066
East	253	1,001
Southeast	595	378
Corporate and unallocated	2,072	2,069
Total capital expenditures	$6,195	$6,514
The following table presents assets by segment as of March 31, 2022 and September 30, 2021:

in thousands	March 31, 2022	September 30, 2021
Assets
West	$921,217	$819,317
East	314,973	286,133
Southeast	324,914	296,581
Corporate and unallocated (a)	598,900	676,779
Total assets	$2,160,004	$2,078,810
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

We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2022 or September 30, 2021. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Home construction and land sales expenses	—	121	(5)	119
Gross profit (loss)	—	(121)	5	(119)
General and administrative expenses	7	26	25	78
Loss from discontinued operations before income taxes	(7)	(147)	(20)	(197)
Benefit from income taxes	(1)	(32)	(4)	(43)
Loss from discontinued operations, net of tax	$(6)	$(115)	$(16)	$(154)
(17) Subsequent Events
On April 27, 2022, the Company entered into an agreement to acquire substantially all of the assets of Imagine Homes, a private San Antonio-based homebuilder. For the past 16 years, Beazer has held a one-third ownership stake in Imagine Homes. The acquisition will expand Beazer's Texas footprint, which already includes the Dallas and Houston markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
During the second quarter of fiscal 2022, demand remained strong despite the geopolitical environment and increasing affordability concerns. The affordability of homes has come under pressure as both prices for new and existing homes and mortgage interest rates increase. These affordability concerns have not yet had a significant impact on the demand or sales pace for our homes currently but are likely to impact demand in the future. We attribute the current strength in demand to the robust employment market which is leading to meaningful wage growth, a demographic shift towards homeownership amplified by the pandemic and a multimillion unit housing deficit that has accumulated over the past decade.
We believe home affordability is the most significant risk to our industry's outcomes. Our strategies to help mitigate this risk include: (1) our Mortgage Choice platform which eliminates the typical mortgage subsidiary middleman and allows us to partner with our customers to help them get the most competitive interest rates, fees, and service levels available; (2) our Choice PlansTM which allow customers to select from a list of structural options at no additional cost; and (3) the Surprising Performance our homes are designed to deliver as they are all built to meet or exceed the latest ENERGY STAR® standards and reduce home energy costs. In relation to future communities, our underwriting continues to incorporate higher than currently available mortgage rates to enable us to assess future affordability.
Like many other homebuilders, we continue to experience production challenges due to supply chain disruptions and tightness in labor markets, which was exacerbated by the Omicron variant of the COVID-19 pandemic. These disruptions have resulted in elongated construction cycle times and decreased backlog conversion. In response, we are proactively managing our sales pace and lot releases to better align with our production capacity. We continue to work with our trade partners to resolve these issues, but we do not expect conditions to significantly improve in the near term. However, the strength in our markets has allowed us to pass on most cost increases through increased prices, helping to protect our margins and profitability.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged capital structure. This strategy provides us with flexibility to reduce leverage, increase investment in land and other operating assets, or repurchase shares in response to changing market conditions. Our priorities for fiscal 2022 are to grow our lot position by increasing land spend and our use of land option agreements, improve profitability while reducing our total debt below $1.0 billion, deliver an extraordinary customer experience and encourage employee well-being.
Overview of Results for Our Fiscal Second Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended March 31, 2022:
•During the quarter ended March 31, 2022, sales per community per month was 3.6 compared to 4.7 in the prior year quarter, and our net new orders were 1,291, down 30.4% from 1,854 in the prior year quarter. Sales per community per month was 3.3 and 3.8 for the trailing 12 months ended March 31, 2022 and 2021, respectively. We believe our sales pace has been strong by historical standards and will remain robust throughout fiscal 2022. Given the high demand and construction cycle time constraints, we have deliberately limited sales in a number of our communities to better align sales pace with production capacity, to manage lot supply, to ensure a positive customer experience and to maximize margins.
•During the quarter ended March 31, 2022, our average active community count of 119 was down 9.2% from 131 in the prior year quarter. This is in part due to strong sales pace experienced during fiscal 2021 as well as the temporary reduction in land spend during fiscal 2020 and the first half of 2021. We are working to grow community counts by increasing investments in new communities. We invested $132.6 million and $97.3 million in land acquisition and land development during the quarters ended March 31, 2022 and March 31, 2021, respectively.
•As of March 31, 2022, our land position includes 23,516 controlled lots, up 24.7% from 18,851 as of March 31, 2021. Excluding land held for future development and land held for sale lots, we controlled 22,728 active lots, up 24.7% from the prior year quarter. As of March 31, 2022, we had 11,551 lots, or 50.8% of our total active lots, under option contracts as compared to 8,381 lots, or 46.0% of our total active lots, under option contracts as of March 31, 2021.

•Aggregated dollar value of homes in backlog as of March 31, 2022 was $1,583.5 million, up 14.2% compared to the prior year quarter. We ended the quarter with 3,121 homes in backlog, down 5.5% compared to the prior year quarter. Benefiting from pricing power in most markets, the average selling price (ASP) in backlog as of March 31, 2022 has risen to $507.4 thousand, up 20.9% versus the prior year quarter.
•Our ASP for homes closed during the quarter ended March 31, 2022 was $470.5 thousand, up 19.3% from $394.4 thousand in the prior year quarter. The year-over-year increase in ASP on closings was impacted primarily by price appreciation due to strong demand and limited supply of homes. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of March 31, 2022.
•Homebuilding gross margin for the quarter ended March 31, 2022 was 23.5%, up from 17.8% in the prior year quarter. Homebuilding gross margin excluding impairments, abandonments, and interest for the quarter ended March 31, 2022 was 26.8%, up from 22.2% in the prior year quarter. Our homebuilding gross margin has been favorably impacted by the strong demand and price appreciation, although cost pressures and the availability of labor may temper gross margin expansion in the future.
•SG&A for the quarter ended March 31, 2022 was 12.2% of total revenue, up from 11.0% a year earlier. The increase in SG&A as a percentage of total revenue was primarily due to decreases in closings and revenue as a result of construction cycle time extension. The dollar amount of SG&A increased by $1.5 million, or 2.4%, compared to the prior year quarter primarily due to increased personnel expense. We remain focused on improving overhead cost management in relation to our revenue growth.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors. Accordingly, our financial results for the three and six months ended March 31, 2022 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2022	2021	2022	2021
Revenue:
Homebuilding	$507,208	$547,417	$953,937	$971,646
Land sales and other	1,298	2,472	8,718	6,782
Total	$508,506	$549,889	$962,655	$978,428
Gross profit:
Homebuilding	$119,402	$97,456	$212,706	$172,293
Land sales and other	348	470	4,444	926
Total	$119,750	$97,926	$217,150	$173,219
Gross margin:
Homebuilding (a)	23.5%	17.8%	22.3%	17.7%
Land sales and other	26.8%	19.0%	51.0%	13.7%
Total	23.5%	17.8%	22.6%	17.7%
Commissions	$16,578	$20,884	$32,391	$37,391
General and administrative expenses (G&A)	$45,530	$39,741	$83,297	$77,717
SG&A (commissions plus G&A) as a percentage of total revenue	12.2%	11.0%	12.0%	11.8%
G&A as a percentage of total revenue	9.0%	7.2%	8.7%	7.9%
Depreciation and amortization	$3,031	$3,683	$5,912	$6,805
Operating income	$54,611	$33,618	$95,550	$51,306
Operating income as a percentage of total revenue	10.7%	6.1%	9.9%	5.2%
Effective tax rate (b)	18.4%	23.8%	17.2%	24.4%
Inventory impairments and abandonments	$935	$—	$935	$465
Loss on extinguishment of debt, net	$(164)	$(563)	$(164)	$(563)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 26.8% and 22.2% for the three months ended March 31, 2022 and 2021, respectively, and 25.6% and 22.2% for the six months ended March 31, 2022 and 2021, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as tax expense for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods. For the three and six months ended March 31, 2022, our effective tax rate was impacted by, among other factors, $3.0 million and $6.2 million of energy efficiency tax credits claimed, respectively, compared to less than $0.1 million of such credits claimed during the three and six months ended March 31, 2021.

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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31, (a)
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21	2022	2021	22 vs 21
Net income	$44,672	$24,528	$20,144	$79,557	$36,525	$43,032	$165,053	$75,391	$89,662
Expense from income taxes	10,071	7,672	2,399	16,531	11,786	4,745	26,246	25,508	738
Interest amortized to home construction and land sales expenses and capitalized interest impaired	16,083	24,110	(8,027)	30,863	42,923	(12,060)	75,230	96,256	(21,026)
Interest expense not qualified for capitalization	—	969	(969)	—	2,569	(2,569)	212	7,667	(7,455)
EBIT	70,826	57,279	13,547	126,951	93,803	33,148	266,741	204,822	61,919
Depreciation and amortization	3,031	3,683	(652)	5,912	6,805	(893)	13,083	15,391	(2,308)
EBITDA	73,857	60,962	12,895	132,863	100,608	32,255	279,824	220,213	59,611
Stock-based compensation expense	2,424	2,549	(125)	4,532	6,060	(1,528)	10,639	12,886	(2,247)
Loss on extinguishment of debt	164	563	(399)	164	563	(399)	1,626	563	1,063
Inventory impairments and abandonments (b)	935	—	935	935	465	470	1,323	2,576	(1,253)
Restructuring and severance expenses	—	—	—	—	(10)	10	—	1,307	(1,307)
Litigation settlement in discontinued operations	—	120	(120)	—	120	(120)	—	1,380	(1,380)
Adjusted EBITDA	$77,380	$64,194	$13,186	$138,494	$107,806	$30,688	$293,412	$238,925	$54,487
(a) "LTM" indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2022	2021	22 vs 21	2022	2021
West	832	1,116	(25.4)%	12.1%	9.4%
East	284	357	(20.4)%	9.8%	12.3%
Southeast	175	381	(54.1)%	16.3%	9.7%
Total	1,291	1,854	(30.4)%	12.2%	10.0%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2022	2021	22 vs 21	2022	2021
West	1,487	1,898	(21.7)%	12.4%	11.6%
East	520	677	(23.2)%	11.7%	10.6%
Southeast	425	721	(41.1)%	11.1%	9.9%
Total	2,432	3,296	(26.2)%	12.0%	11.0%
Net new orders for the quarter ended March 31, 2022 decreased to 1,291, down 30.4% from the quarter ended March 31, 2021. Net new orders for the six months ended March 31, 2022 decreased to 2,432, down 26.2% from the six months ended March 31, 2021. For the quarter ended March 31, 2022, the decrease in net new orders compared to the prior year quarter was driven primarily by a 23.4% decrease in sales pace from 4.7 sales per community per month in the prior year quarter to 3.6 and a 9.2% decrease in active community count from 131 in the prior year quarter to 119. We are working to grow community count by investing in new communities, and we are also deliberately limiting sales in a number of our communities to better align sales pace with production capacity, to manage lot supply, to ensure a positive customer experience and to maximize margins.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021	22 vs 21
Backlog Units:
West	1,872	1,864	0.4%
East	634	757	(16.2)%
Southeast	615	682	(9.8)%
Total	3,121	3,303	(5.5)%
Aggregate dollar value of homes in backlog (in millions)	$1,583.5	$1,386.4	14.2%
ASP in backlog (in thousands)	$507.4	$419.7	20.9%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog have historically been delivered within three to six months following commencement of construction. Ongoing supply chain disruptions, including the availability of certain materials and construction labor, has led to extended construction cycle times. As a result, we are experiencing increased construction cycle times by an average of two to three months across our markets compared to the prior year. The aggregate dollar value of homes in backlog as of March 31, 2022 increased 14.2% compared to March 31, 2021 due to a 20.9% increase in the ASP of homes in backlog, partially offset by a 5.5% decrease in backlog units.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$302,887	$277,843	9.0%	$455.5	$367.0	24.1%	665	757	(12.2)%
East	128,424	151,993	(15.5)%	509.6	473.5	7.6%	252	321	(21.5)%
Southeast	75,897	117,581	(35.5)%	471.4	379.3	24.3%	161	310	(48.1)%
Total	$507,208	$547,417	(7.3)%	$470.5	$394.4	19.3%	1,078	1,388	(22.3)%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$559,379	$510,783	9.5%	$441.2	$365.1	20.8%	1,268	1,399	(9.4)%
East	242,711	249,957	(2.9)%	488.4	459.5	6.3%	497	544	(8.6)%
Southeast	151,847	210,906	(28.0)%	457.4	377.3	21.2%	332	559	(40.6)%
Total	$953,937	$971,646	(1.8)%	$454.9	$388.3	17.2%	2,097	2,502	(16.2)%
For the three and six months ended March 31, 2022, homebuilding revenue decreased primarily as a result of a decrease in closings, partially offset by an increase in ASP.
The increase in ASP across all segments was attributed to price appreciation due to inflation, strong demand, and short supply of homes. In the East segment, ASP changes were also impacted by a change in mix of closings between products and among communities within the markets as compared to the prior year period. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of March 31, 2022.
The decrease in closings was primarily due to a decrease in backlog conversion rates as a result of longer construction cycle times compared to the prior year quarter. Among the three reportable segments, the Southeast segment has experienced the highest increase in construction cycle times by an average of 3.2 months, resulting in a significant decrease in backlog conversion rates and closings.

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

	Three Months Ended March 31, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$81,849	27.0%	$12	$81,861	27.0%	$—	$81,861	27.0%
East	33,673	26.2%		33,673	26.2%	—	33,673	26.2%
Southeast	17,510	23.1%	483	17,993	23.7%	—	17,993	23.7%
Corporate & unallocated (a)	(13,630)		—	(13,630)		16,083	2,453
Total homebuilding	$119,402	23.5%	$495	$119,897	23.6%	$16,083	$135,980	26.8%

	Three Months Ended March 31, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$65,595	23.6%	$—	$65,595	23.6%	$—	$65,595	23.6%
East	33,569	22.1%	—	33,569	22.1%	—	33,569	22.1%
Southeast	25,287	21.5%	—	25,287	21.5%	—	25,287	21.5%
Corporate & unallocated (a)	(26,995)		—	(26,995)		24,110	(2,885)
Total homebuilding	$97,456	17.8%	$—	$97,456	17.8%	$24,110	$121,566	22.2%

	Six Months Ended March 31, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$144,776	25.9%	$12	$144,788	25.9%	$—	$144,788	25.9%
East	59,207	24.4%	—	59,207	24.4%	—	59,207	24.4%
Southeast	33,545	22.1%	483	34,028	22.4%	—	34,028	22.4%
Corporate & unallocated (a)	(24,822)		—	(24,822)		30,863	6,041
Total homebuilding	$212,706	22.3%	$495	$213,201	22.3%	$30,863	$244,064	25.6%

	Six Months Ended March 31, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$118,469	23.2%	$—	$118,469	23.2%	$—	$118,469	23.2%
East	53,434	21.4%	465	53,899	21.6%	—	53,899	21.6%
Southeast	45,109	21.4%	—	45,109	21.4%	—	45,109	21.4%
Corporate & unallocated (a)	(44,719)	—	—	(44,719)		42,670	(2,049)
Total homebuilding	$172,293	17.7%	$465	$172,758	17.8%	$42,670	$215,428	22.2%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.
Three Months Ended March 31, 2022 as compared to 2021
Our homebuilding gross profit increased by $21.9 million to $119.4 million for the three months ended March 31, 2022, compared to $97.5 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by an increase in gross margin of 570 basis points to 23.5%, partially offset by a decrease in homebuilding revenue of $40.2 million. However, as shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairment and abandonment charges which increased by $0.5 million, and interest amortized to homebuilding cost of sales which decreased by $8.0 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $14.4 million compared to the prior year quarter, while homebuilding gross margin increased by 460 basis points to 26.8%. The year-over-year improvement in gross margin for the three months ended March 31, 2022 was primarily driven by lower sales incentives and pricing increases, although cost pressures and the availability of labor may temper gross margin expansion in the future.
West Segment: Compared to the prior year quarter, homebuilding gross profit increased by $16.3 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 27.0%, up from 23.6% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
East Segment: Compared to the prior year quarter, homebuilding gross profit increased slightly by $0.1 million due to higher gross margin, partially offset by a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, increased to 26.2%, up from 22.1% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $7.8 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 23.7%, up from 21.5% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.

Six Months Ended March 31, 2022 as compared to 2021
Our homebuilding gross profit increased by $40.4 million to $212.7 million for the six months ended March 31, 2022, from $172.3 million in the prior year period. The increase in gross profit was primarily driven by an increase in gross margin of 460 basis points to 22.3%, partially offset by a decrease in homebuilding revenue of $17.7 million. However, similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period was impacted by impairment and abandonment charges which increased by less than $0.1 million, and interest amortized to homebuilding cost of sales which decreased by $11.8 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $28.6 million compared to the prior year period, while homebuilding gross margin increased by 340 basis points to 25.6%. The year-over-year improvement in gross margin for the six months ended March 31, 2022 was primarily driven by lower sales incentives and pricing increases, although cost pressures and the availability of labor may temper gross margin expansion in the future.
West Segment: Compared to the prior year period, homebuilding gross profit increased by $26.3 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 25.9%, up from 23.2% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
East Segment: Compared to the prior year period, homebuilding gross profit increased by $5.8 million due to higher gross margin, partially offset by a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, increased to 24.4%, up from 21.6% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Southeast Segment: Compared to the prior year period, homebuilding gross profit decreased by $11.6 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.4%, up from 21.4% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended March 31, 2022, our homebuilding gross margin was 21.0%. Excluding interest and inventory impairments and abandonments, our homebuilding gross margin for the trailing 12-month period ended March 31, 2022 was 24.6%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 6.0% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	10.6%
Impact of interest amortized to COS related to these communities	3.1%
Pre-impairment turn gross margin, excluding interest amortization	13.7%
Impact of impairment turns	16.5%
Gross margin (post impairment turns), excluding interest amortization	30.2%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$605	$877	$(272)	$15	$312	$(297)
East	511	1,578	(1,067)	199	142	57
Southeast	182	17	165	134	16	118
Total	$1,298	$2,472	$(1,174)	$348	$470	$(122)

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$1,779	$4,817	$(3,038)	$493	$1,019	$(526)
East	4,393	1,578	2,815	3,606	142	3,464
Southeast	2,546	387	2,159	345	73	272
Corporate and unallocated (a)	—	—	—	—	(308)	308
Total	$8,718	$6,782	$1,936	$4,444	$926	$3,518

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
To further support our efforts to improve capital efficiency, we continued to focus on closing a number of land sales in the three and six months ended March 31, 2022 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$58,103	$42,488	$15,615	$100,827	$75,791	$25,036
East	24,072	22,449	1,623	43,931	33,817	10,114
Southeast	10,007	15,074	(5,067)	18,207	25,382	(7,175)
Corporate and unallocated (a)	(37,571)	(46,393)	8,822	(67,415)	(83,684)	16,269
Operating income	$54,611	$33,618	$20,993	$95,550	$51,306	$44,244
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
Our operating income increased by $21.0 million to $54.6 million for the three months ended March 31, 2022, compared to operating income of $33.6 million for the three months ended March 31, 2021, driven primarily by the previously discussed increase in gross profit, partially offset by an increase of $1.5 million, or 2.4%, in SG&A expense primarily due to increased personnel expense. SG&A as a percentage of total revenue increased by 120 basis points quarter-over-quarter from 11.0% to 12.2% primarily due to decreases in closings and revenue as a result of construction cycle time extension.
Our operating income increased by $44.2 million to $95.6 million for the six months ended March 31, 2022, compared to operating income of $51.3 million for the six months ended March 31, 2021, driven primarily by the previously discussed increase in gross profit. Dollar amount of SG&A remained relatively flat year-over-year, SG&A as a percentage of total revenue increased by 20 basis points year-over-year from 11.8% to 12.0% primarily due to decreases in closings and revenue as a result of construction cycle time extension.
Three Months Ended March 31, 2022 as compared to 2021
West Segment: The $15.6 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit previously discussed, and lower commissions expense despite higher homebuilding revenue as we reduce our reliance on external agents given the favorable sales environment. These increases to operating income were partially offset by higher G&A expenses and higher sales and marketing expenses in the segment.
East Segment: The $1.6 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit previously discussed and lower commissions expense on lower homebuilding revenue. These increases to operating income were partially offset by higher G&A expenses and higher sales and marketing expenses in the segment.
Southeast Segment: The $5.1 million decrease in operating income compared to the prior year quarter was primarily due to the decrease in gross profit previously discussed and higher G&A expenses. These decreases to operating income were partially offset by lower commissions expense on lower homebuilding revenue and lower sales and marketing expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2022, corporate and unallocated net expenses decreased by $8.8 million from the prior year quarter primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales, partially offset by higher G&A costs.
Six Months Ended March 31, 2022 as compared to 2021
West Segment: The $25.0 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit previously discussed, and lower commissions expense despite higher homebuilding revenue as we reduced our reliance on external agents given the favorable sales environment. These increases to operating income were partially offset by higher G&A expenses and higher sales and marketing expenses in the segment.

East Segment: The $10.1 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit previously discussed, lower commissions expense on lower homebuilding revenue, and lower sales and marketing expenses. These increases to operating income were partially offset by higher G&A expenses in the segment.
Southeast Segment: The $7.2 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, partially offset by lower commissions expense on lower homebuilding revenue, lower sales and marketing expenses and lower G&A expenses in the segment.
Corporate and Unallocated: For the six months ended March 31, 2022, corporate and unallocated net costs decreased by $16.3 million over the prior year period. The decrease was primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales, partially offset by higher G&A costs.
Below operating income, we had one noteworthy year-over-year fluctuations for the six months ended March 31, 2022 compared to the prior period. Specifically, we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest expense not qualified for capitalization. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
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
We recognized income tax expense from continuing operations of $10.1 million and $16.5 million for the three and six months ended March 31, 2022, respectively, compared to $7.7 million and $11.8 million for the three and six months ended March 31, 2021, respectively. Income tax expense for the six months ended March 31, 2022 was primarily driven by income tax expense on earnings from continuing operations, partially offset by the generation of additional federal tax credits and the discrete tax benefits related to stock-based compensation activity in the quarter. Income tax expense for the six months ended March 31, 2021 was primarily driven by income tax expense on earnings from continuing operations and the discrete tax expense related to stock-based compensation activity in the quarter. Refer to Note 11 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2022	2021
Cash (used in) provided by operating activities	$(58,130)	$50,139
Cash used in investing activities	(6,036)	(6,344)
Cash used in financing activities	(12,729)	(12,628)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(76,895)	$31,167
Operating Activities
Net cash used in operating activities was $58.1 million for the six months ended March 31, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $174.2 million resulting from land acquisition, land development, and house construction spending to support continued growth. This was partially offset by cash inflows from income before income taxes of $96.1 million, which included $11.2 million of non-cash charges and and a net decrease in non-inventory working capital balances of $8.8 million.

Net cash provided by operating activities was $50.1 million for the six months ended March 31, 2021, primarily driven by income before income taxes of $48.3 million, which included $13.5 million of non-cash charges, and a net decrease in non-inventory working capital balances of $19.5 million, partially offset by an increase in inventory of $31.2 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Investing Activities
Net cash used in investing activities for the six months ended March 31, 2022 and March 31, 2021 was $6.0 million and $6.3 million, respectively, primarily driven in both periods by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities for the six months ended March 31, 2022 and March 31, 2021 was $12.7 million and $12.6 million, respectively, primarily driven by the repurchase of a portion of our 2027 Senior Notes, and tax payments for stock-based compensation awards vesting.
Financial Position
As of March 31, 2022, our liquidity position consisted of $163.9 million in cash and cash equivalents and $250.0 million of remaining capacity under the Facility.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. As of March 31, 2022, no borrowings and no letters of credit were outstanding under the Facility, resulting in $250.0 million remaining capacity.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $26.4 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $26.1 million.
To provide greater letter of credit capacity, the Company has also entered into a reimbursement agreement, which provides for the issuance of performance letters of credit, and an unsecured credit agreement that provides for the issuance of up to $50.0 million of standby letters of credit to backstop the Company's obligations under the reimbursement agreement (collectively, the "Bilateral Facility"). As of March 31, 2022, the total stated amount of performance letters of credit issued under the reimbursement agreement was $8.2 million (and the stated amount of the backstop standby letter of credit issued under the credit agreement was $40.0 million).
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

	As of
in thousands	March 31, 2022	September 30, 2021
Due from non-guarantor subsidiary	$2,196	$1,532
Total assets	$3,647,670	$2,075,518
Total liabilities	$1,357,175	$1,353,734

	Six Months Ended March 31,
in thousands	2022	2021
Total revenues	$960,907	$977,686
Gross profit	$215,865	$172,740
Income from continuing operations	$79,096	$36,403
Net income	$79,080	$36,251
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
Stock Repurchases and Dividends Paid
During the first quarter of fiscal 2019, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this program, the Company repurchased common stock during fiscal 2019 and 2020 through open market transactions, 10b5-1 plans, and accelerated share repurchase (ASR) agreements. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2020 and September 30, 2019 was $3.3 million and $34.6 million, respectively. No share repurchases were made during fiscal year 2021 or the three and six months ended March 31, 2022. As of March 31, 2022, the remaining availability of the share repurchase program was $12.0 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and six months ended March 31, 2022 or 2021.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of March 31, 2022, we controlled 23,516 lots, which includes 272 lots of land held for future development and 516 lots of land held for sale. Of the total active 22,728 lots, we owned 49.2%, or 11,177 of these lots, and the remaining 11,551 of these lots, or 50.8%, were under option contracts, primarily through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. In comparison, we controlled 8,381 lots, or 46.0% of our total active lot position, through option contracts as of March 31, 2021. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $132.0 million as of March 31, 2022. The total remaining purchase price, net of cash deposits, committed under all options was $772.6 million as of March 31, 2022. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of March 31, 2022, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $34.6 million and $272.6 million, respectively, as of March 31, 2022, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies and Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2021 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2022 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K.

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
•increases in mortgage interest rates and reduced availability of mortgage financing due to, among other factors, recent and likely continued actions by the Federal Reserve to address sharp increases in inflation;
•other economic changes nationally and in local markets, including changes in consumer confidence, wage levels, declines in employment levels, and an increase in the number of foreclosures, each of which is outside our control and affects the affordability of, and demand for, the homes we sell;
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
•changes in tax laws or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2022, we had variable rate debt outstanding totaling approximately $71.2 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2022 was $0.98 billion, compared to a carrying amount of $0.98 billion. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $0.98 billion to $1.03 billion as of March 31, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	April 28, 2022	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer