Form 10-Q
period 2022-06-30
BEAZER HOMES USA INC
filed 2022-07-28
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 25, 2022: 31,275,185

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$42,039	$246,715
Restricted cash	39,762	27,428
Accounts receivable (net of allowance of $284 and $290, respectively)	25,137	25,685
Income tax receivable	9,929	9,929
Owned inventory	1,858,851	1,501,602
Investments in unconsolidated entities	897	4,464
Deferred tax assets, net	179,038	204,766
Property and equipment, net	24,971	22,885
Operating lease right-of-use assets	10,641	12,344
Goodwill	11,376	11,376
Other assets	15,759	11,616
Total assets	$2,218,400	$2,078,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$145,864	$133,391
Operating lease liabilities	12,155	14,154
Other liabilities	155,176	152,351
Total debt (net of debt issuance costs of $7,752 and $8,983, respectively)	1,049,078	1,054,030
Total liabilities	1,362,273	1,353,926
Stockholders’ equity:
Preferred stock (par value 0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value 0.001 per share, 63,000,000 shares authorized, 31,275,185 issued and outstanding and 31,294,198 issued and outstanding, respectively)	31	31
Paid-in capital	863,520	866,158
Accumulated deficit	(7,424)	(141,305)
Total stockholders’ equity	856,127	724,884
Total liabilities and stockholders’ equity	$2,218,400	$2,078,810
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2022	2021	2022	2021
Total revenue	$526,666	$570,932	$1,489,321	$1,549,360
Home construction and land sales expenses	394,201	455,178	1,138,771	1,259,922
Inventory impairments and abandonments	—	231	935	696
Gross profit	132,465	115,523	349,615	288,742
Commissions	16,277	20,955	48,668	58,346
General and administrative expenses	45,760	42,186	129,057	119,903
Depreciation and amortization	3,189	3,689	9,101	10,494
Operating income	67,239	48,693	162,789	99,999
Equity in income of unconsolidated entities	3	313	454	424
Gain (loss) on extinguishment of debt, net	86	(1,050)	(78)	(1,613)
Other income (expense), net	134	(10)	405	(2,356)
Income from continuing operations before income taxes	67,462	47,946	163,570	96,454
Expense from income taxes	13,150	10,804	29,685	22,633
Income from continuing operations	54,312	37,142	133,885	73,821
Income (loss) from discontinued operations, net of tax	12	(7)	(4)	(161)
Net income	$54,324	$37,135	$133,881	$73,660
Weighted-average number of shares:
Basic	30,512	30,022	30,480	29,915
Diluted	30,872	30,562	30,806	30,292
Basic income (loss) per share:
Continuing operations	$1.78	$1.24	$4.39	$2.47
Discontinued operations	—	—	—	(0.01)
Total	$1.78	$1.24	$4.39	$2.46
Diluted income (loss) per share:
Continuing operations	$1.76	$1.22	$4.35	$2.44
Discontinued operations	—	—	—	(0.01)
Total	$1.76	$1.22	$4.35	$2.43
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2022	31,458	$31	$864,074	$(61,748)	$802,357
Net income and comprehensive income	—	—	—	54,324	54,324
Stock-based compensation expense	—	—	1,983	—	1,983
Stock option exercises	—	—	1	—	1
Shares issued under employee stock plans, net	1	—	—	—	—
Forfeiture and other settlements of restricted stock	(8)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(11)	—	(11)
Share repurchases	(175)	—	(2,527)	—	(2,527)
Balance as of June 30, 2022	31,275	$31	$863,520	$(7,424)	$856,127

	Nine Months Ended June 30, 2022
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	133,881	133,881
Stock-based compensation expense	—	—	6,515	—	6,515
Stock option exercises	1	—	5	—	5
Shares issued under employee stock plans, net	518	—	—	—	—
Forfeiture and other settlements of restricted stock	(55)	—	—	—	—
Common stock redeemed for tax liability	(308)	—	(6,631)	—	(6,631)
Share repurchases	(175)	—	(2,527)	—	(2,527)
Balance as of June 30, 2022	31,275	$31	$863,520	$(7,424)	$856,127

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of March 31, 2021	31,289	$31	$860,537	$(226,801)	$633,767
Net income and comprehensive income	—	—	—	37,135	37,135
Stock-based compensation expense	—	—	3,194	—	3,194
Stock option exercises	30	—	(67)	—	(67)
Shares issued under employee stock plans, net	6	—	—	—	—
Forfeiture and other settlements of restricted stock	(13)	—	—	—	—
Common stock redeemed for tax liability	(18)	—	(424)	—	(424)
Balance as of June 30, 2021	31,294	$31	$863,240	$(189,666)	$673,605

	Nine Months Ended June 30, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	73,660	73,660
Stock-based compensation expense	—	—	9,254	—	9,254
Stock option exercises	198	—	564	—	564
Shares issued under employee stock plans, net	417	—	—	—	—
Forfeiture and other settlements of restricted stock	(29)	—	—	—	—
Common stock redeemed for tax liability	(304)	—	(3,044)	—	(3,044)
Balance as of June 30, 2021	31,294	$31	$863,240	$(189,666)	$673,605
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2022	2021
Cash flows from operating activities:
Net income	$133,881	$73,660
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,101	10,494
Stock-based compensation expense	6,515	9,254
Inventory impairments and abandonments	935	696
Deferred and other income tax expense	29,683	22,587
Gain on sale of fixed assets	(252)	(258)
Change in allowance for doubtful accounts	(6)	(66)
Equity in income of unconsolidated entities	(454)	(424)
Cash distributions of income from unconsolidated entities	380	66
Loss on extinguishment of debt, net	78	1,613
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	554	(3,145)
Decrease in income tax receivable	—	49
Increase in inventory	(351,424)	(54,867)
Increase in other assets	(4,540)	(4,195)
Increase in trade accounts payable	12,473	22,892
(Decrease) increase in other liabilities	(1,428)	186
Net cash (used in) provided by operating activities	(164,504)	78,542
Cash flows from investing activities:
Capital expenditures	(11,192)	(10,319)
Proceeds from sale of fixed assets	257	308
Net cash used in investing activities	(10,935)	(10,011)
Cash flows from financing activities:
Repayment of debt	(7,750)	(25,128)
Repayment of borrowings from credit facility	(80,000)	—
Borrowings from credit facility	80,000	—
Debt issuance costs	—	(427)
Repurchase of common stock	(2,527)	—
Tax payments for stock-based compensation awards	(6,631)	(3,044)
Stock option exercises	5	564
Net cash used in financing activities	(16,903)	(28,035)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(192,342)	40,496
Cash, cash equivalents, and restricted cash at beginning of period	274,143	342,528
Cash, cash equivalents, and restricted cash at end of period	$81,801	$383,024
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2021 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Share Repurchase Program
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. As part of this new program, the Company repurchased 175 thousand shares of its common stock for $2.5 million at an average price per share of $14.47 during the three months ended June 30, 2022 through open market transactions. No share repurchases were made during fiscal year 2021. All shares have been retired upon repurchase.
The aggregate reduction to stockholders’ equity related to share repurchases during the nine months ended June 30, 2022 was $2.5 million. As of June 30, 2022, the remaining availability of the new share repurchase program was $47.5 million.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Homebuilding revenue	$523,229	$566,930	$1,477,166	$1,538,576
Land sales and other revenue	3,437	4,002	12,155	10,784
Total revenue (a)	$526,666	$570,932	$1,489,321	$1,549,360
(a) Please see Note 15 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home are transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $44.1 million and $28.5 million as of June 30, 2022 and September 30, 2021, respectively. Of the customer liabilities outstanding as of September 30, 2021, $5.4 million and $23.1 million was recognized in revenue during the three and nine months ended June 30, 2022 upon closing of the related homes.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2022	2021
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets (a)	$811	$2,649
Increase in operating lease liabilities (a)	$811	$2,649
Derecognition of investment in unconsolidated entities (b)	$3,641	$—
Supplemental disclosure of cash activity:
Interest payments	$60,052	$63,878
Income tax payments	$3,783	$2,297
Tax refunds received	$—	$49
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$42,039	$358,334
Restricted cash	39,762	24,690
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$81,801	$383,024
(a) Represents leases renewed or additional leases commenced during the nine months ended June 30, 2022 and June 30, 2021.
(b) Represents the derecognition of investment in unconsolidated entities associated with the carrying value of previously held interest in Imagine Homes upon the acquisition of substantially all of the assets of Imagine Homes during the quarter ended June 30, 2022. Refer to Note 4 for further discussion.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of June 30, 2022, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of June 30, 2022 and September 30, 2021:

in thousands	June 30, 2022	September 30, 2021
Investment in unconsolidated entities	$897	$4,464
Total equity of unconsolidated entities	$1,032	$7,316
Total outstanding borrowings of unconsolidated entities	$—	$12,708
On May 20, 2022, the Company acquired substantially all of the assets of Imagine Homes, a private San Antonio-based homebuilder. For the past 16 years, Beazer has held a one-third ownership stake in Imagine Homes, recorded as an investment in unconsolidated entities on the condensed consolidated balance sheet. The transaction was deemed an asset acquisition under the guidance of ASC Topic 805-50, Business Combinations - Related Issues. The Company accounted for the asset acquisition following the cost accumulation model, whereby the sum of the carrying value of the previously held interest, additional consideration paid and transaction costs was allocated to the acquired assets on a relative fair value basis. The reduction in balances of the Company's investment in unconsolidated entities, total equity and outstanding borrowings of unconsolidated entities during the quarter ended June 30, 2022 reflects the Imagine Homes transaction.
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Equity in income of unconsolidated entities	$3	$313	$454	$424
For the nine months ended June 30, 2022 and 2021, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2022 and September 30, 2021, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2022 and 2021, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of June 30, 2022, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Owned Inventory
The components of our owned inventory are as follows as of June 30, 2022 and September 30, 2021:

in thousands	June 30, 2022	September 30, 2021
Homes under construction	$976,590	$648,283
Land under development	659,057	648,404
Land held for future development	19,879	19,879
Land held for sale	13,598	9,179
Capitalized interest	115,735	106,985
Model homes	73,992	68,872
Total owned inventory	$1,858,851	$1,501,602
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of June 30, 2022, we had 3,656 homes under construction, including 936 spec homes totaling $212.8 million (881 in-process spec homes totaling $191.0 million, and 55 finished spec homes totaling $21.8 million). As of September 30, 2021, we had 2,912 homes under construction, including 576 spec homes totaling $116.4 million (542 in-process spec units totaling $105.2 million, and 34 finished spec units totaling $11.2 million).
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

Total owned inventory by reportable segment is presented in the table below as of June 30, 2022 and September 30, 2021:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2022
West	$977,567	$3,483	$12,922	$993,972
East	340,673	10,888	—	351,561
Southeast	327,156	5,508	676	333,340
Corporate and unallocated (b)	179,978	—	—	179,978
Total	$1,825,374	$19,879	$13,598	$1,858,851
September 30, 2021
West	$781,036	$3,483	$4,478	$788,997
East	264,991	10,888	584	276,463
Southeast	269,738	5,508	4,117	279,363
Corporate and unallocated (b)	156,779	—	—	156,779
Total	$1,472,544	$19,879	$9,179	$1,501,602
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2022	2021	2022	2021
Land Held for Sale:
West	$—	$—	$440	$—
Total impairment charges on land held for sale	$—	$—	$440	$—
Abandonments:
West	$—	$—	$12	$—
East	—		—	465
Southeast	—	231	483	231
Total abandonments charges	$—	$231	$495	$696
Total impairment and abandonment charges	$—	$231	$935	$696
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

No project in progress impairments were recognized during the three and nine months ended June 30, 2022 and 2021, respectively.
Land Held for Sale Impairments`
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
No land held for sale impairments were recognized during the three months ended June 30, 2022. We recognized $0.4 million land held for sale impairments during the nine months ended June 30, 2022 related to one held for sale community in the West segment. No land held for sale impairments were recognized during the three and nine months ended June 30, 2021.
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
No abandonment charges were recognized during the three months ended June 30, 2022. We recognized $0.5 million abandonment charges during the nine months ended June 30, 2022 related to one under contract deal in the West segment and one under contract deal in the Southeast segment that we decided to terminate. During the three and nine months ended June 30, 2021, we recognized $0.2 million and $0.7 million abandonment charges, respectively, related to under contract deals that we decided to terminate in the East and Southeast segments.
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2022 and September 30, 2021:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred (a)	Remaining Obligation, Net of Deposits
As of June 30, 2022
Unconsolidated lot option agreements	$137,357	$819,072
As of September 30, 2021
Unconsolidated lot option agreements	$114,688	$676,149
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheet.

(6) Interest
Interest capitalized during the three and nine months ended June 30, 2022 and 2021 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2022	2021	2022	2021
Capitalized interest in inventory, beginning of period	$112,686	$113,414	$106,985	$119,659
Interest incurred	18,728	19,270	55,292	58,517
Interest expense not qualified for capitalization and included as other expense (a)	—	(212)	—	(2,781)
Capitalized interest amortized to home construction and land sales expenses (b)	(15,679)	(22,529)	(46,542)	(65,452)
Capitalized interest in inventory, end of period	$115,735	$109,943	$115,735	$109,943
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
(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of June 30, 2022 and September 30, 2021:

in thousands	Maturity Date	June 30, 2022	September 30, 2021
Senior Unsecured Term Loan	September 2022	$50,000	$50,000
6.750% Senior Notes (2025 Notes)	March 2025	227,822	229,555
5.875% Senior Notes (2027 Notes)	October 2027	357,255	363,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(7,752)	(8,983)
Total Senior Notes, net		977,325	983,827
Junior Subordinated Notes (net of unamortized accretion of $29,020 and $30,570, respectively)	July 2036	71,753	70,203
Revolving Credit Facility	February 2024	—	—
Total debt, net		$1,049,078	$1,054,030
Secured Revolving Credit Facility
The Secured Revolving Credit Facility (the Facility) provides working capital and letter of credit capacity of $250.0 million. The Facility is currently with four lenders. For additional discussion of the Facility, refer to Note 8 to the audited consolidated financial statements within our 2021 Annual Report.
As of June 30, 2022 and September 30, 2021, no borrowings were outstanding under the Facility. As of June 30, 2022, we had letters of credit outstanding of $1.8 million under the Facility, resulting in a remaining capacity of $248.2 million. We had no letters of credit outstanding under the Facility as of September 30, 2021. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of June 30, 2022, the Company believes it was in compliance with all such covenants.
Senior Unsecured Term Loan
On September 9, 2019, the Company entered into a term loan agreement, which provides for a Senior Unsecured Term Loan (the Term Loan). The principal balance as of June 30, 2022 was $50.0 million. The Term Loan (1) will mature in September 2022, with the remaining $50.0 million annual repayment installment due in September 2022; (2) bears interest at a fixed rate of 4.875%; and (3) includes an option to prepay, subject to certain conditions and the payment of certain premiums. The Term Loan contains covenants generally consistent with the covenants contained in the Facility. As of June 30, 2022, the Company believes it was in compliance with all such covenants.

Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of June 30, 2022 and September 30, 2021, the Company had letters of credit outstanding under these additional facilities of $28.8 million and $21.8 million, respectively, all of which were secured by cash collateral in restricted accounts totaling $31.5 million and $22.3 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2022.
During the three months ended June 30, 2022, we repurchased $1.7 million of our outstanding 2025 Notes using cash on hand, resulting in a gain on extinguishment of debt of $0.1 million.
During the nine months ended June 30, 2022, we repurchased $6.0 million of our outstanding 2027 Notes and $1.7 million of our outstanding 2025 Notes using cash on hand, resulting in a loss on extinguishment of debt of $0.1 million.

For additional redemption features, refer to the table below that summarizes the redemption terms of our Senior Notes:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
6.750% Senior Notes	March 2017	March 2025
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

5.875% Senior Notes	October 2017	October 2027
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

7.250% Senior Notes	September 2019	October 2029
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of June 30, 2022. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 4.12% as of June 30, 2022. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the restructured notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2022, the unamortized accretion was $29.0 million and will be amortized over the remaining life of the restructured notes. The remaining $25.8 million of these notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million restructured notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of June 30, 2022, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the three and nine months ended June 30, 2022 and 2021, operating lease expense and cash payments on lease liabilities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2022	2021	2022	2021
Operating lease expense	$986	$1,075	$2,964	$3,248
Cash payments on lease liabilities	$1,083	$1,161	$3,259	$3,679
At June 30, 2022 and 2021, the weighted-average remaining lease term and discount rate were as follows:

	As of June 30,
	2022	2021
Weighted-average remaining lease term	4.4 years	4.9 years
Weighted-average discount rate	4.45%	4.62%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2022:

Fiscal Years Ending September 30,
in thousands
2022 (a)	$1,103
2023	3,799
2024	2,680
2025	2,277
2026	1,643
Thereafter	1,928
Total lease payments (b)	13,430
Less: Imputed interest	1,275
Total operating lease liabilities	$12,155
`
(a) Remaining lease payments are for the period beginning July 1, 2022 through September 30, 2022.
(b) Lease payments excludes $10.3 million legally binding minimum lease payments for an office lease signed but not yet commenced. The related ROU asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of June 30, 2022.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Balance at beginning of period	$12,681	$12,421	$12,931	$13,052
Accruals for warranties issued (a)	2,842	2,921	8,025	7,958
Net changes in liability related to warranties existing in prior periods	536	(294)	558	26
Payments made	(3,039)	(2,702)	(8,494)	(8,690)
Balance at end of period	$13,020	$12,346	$13,020	$12,346
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
We have an accrual of $8.7 million and $8.3 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of June 30, 2022 and September 30, 2021, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $30.6 million and $272.5 million, respectively, as of June 30, 2022, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
No impairments on projects in progress or land held for sale were recognized during the three months ended June 30, 2022. During the nine months ended June 30, 2022, we recognized $0.4 million impairments on land held for sale. No impairments on projects in progress or land held for sale were recognized during the three and nine months ended June 30, 2021.
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

in thousands	Level 1	Level 2	Level 3		Total
As of June 30, 2022
Deferred compensation plan assets (a)	$—	$3,083	$—		$3,083
Land held for sale (b)	$—	$—	$250	(c)	$250
As of September 30, 2021
Deferred compensation plan assets (a)	$—	$2,730	$—		$2,730
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of June 30, 2022 and September 30, 2021:

	As of June 30, 2022		As of September 30, 2021
in thousands	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes and Term Loan (b)	$977,325	$819,471	$983,827	$1,046,965
Junior Subordinated Notes (c)	71,753	71,753	70,203	70,203
Total	$1,049,078	$891,224	$1,054,030	$1,117,168
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

(11) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax expense from continuing operations was $13.2 million and $29.7 million for the three and nine months ended June 30, 2022, compared to $10.8 million and $22.6 million for the three and nine months ended June 30, 2021. Income tax expense for the nine months ended June 30, 2022 was substantially driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $8.9 million in energy efficiency tax credits related to homes closed in prior fiscal years, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity. Income tax expense for the nine months ended June 30, 2021 was substantially driven by (1) income from continuing operations, partially offset by (2) the discrete impact related to the closing of a state tax audit, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2022, management concluded that it is more likely than not that a substantial portion of our deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2021, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2021 Annual Report.

(12) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and nine months ended June 30, 2022 and 2021, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Stock-based compensation expense	$1,983	$3,194	$6,515	$9,254
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2022:

	Nine Months Ended
	June 30, 2022
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	114,259	$17.89
Granted	236	16.58
Exercised	(988)	11.32
Expired	(86,000)	19.11
Outstanding at end of period	27,507	14.31
Exercisable at end of period	27,271	$14.29
As of both June 30, 2022 and September 30, 2021, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options. The costs remaining as of June 30, 2022 are expected to be recognized over a weighted-average period of 1.69 years.
Restricted Stock Awards
During the nine months ended June 30, 2022, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2022:

	Nine Months Ended June 30, 2022
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	738,155	486,574	1,224,729
Granted (a)	269,617	246,844	516,461
Vested	(552,417)	(283,854)	(836,271)
Forfeited	(19,209)	(35,007)	(54,216)
End of period	436,146	414,557	850,703
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
As of June 30, 2022 and September 30, 2021, total unrecognized compensation costs related to unvested restricted stock awards was $8.6 million and $7.2 million, respectively. The costs remaining as of June 30, 2022 are expected to be recognized over a weighted average period of 1.74 years.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands (except per share data)	2022	2021	2022	2021
Numerator:
Income from continuing operations	$54,312	$37,142	$133,885	$73,821
Income (loss) from discontinued operations, net of tax	12	(7)	(4)	(161)
Net income	$54,324	$37,135	$133,881	$73,660

Denominator:
Basic weighted-average shares	30,512	30,022	30,480	29,915
Dilutive effect of restricted stock awards	354	517	319	352
Dilutive effect of stock options	6	23	7	25
Diluted weighted-average shares (a)	30,872	30,562	30,806	30,292

Basic income (loss) per share:
Continuing operations	$1.78	$1.24	$4.39	$2.47
Discontinued operations	—	—	—	(0.01)
Total	$1.78	$1.24	$4.39	$2.46

Diluted income (loss) per share:
Continuing operations	$1.76	$1.22	$4.35	$2.44
Discontinued operations	—	—	—	(0.01)
Total	$1.76	$1.22	$4.35	$2.43
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2022	2021	2022	2021
Stock options	13	12	25	227
Time-based restricted stock	187	—	—	1
(14) Other Liabilities
Other liabilities include the following as of June 30, 2022 and September 30, 2021:

in thousands	June 30, 2022	September 30, 2021
Customer deposits	$44,055	$28,526
Accrued compensations and benefits	41,222	54,606
Accrued interest	14,972	22,835
Warranty reserve	13,020	12,931
Litigation accruals	8,704	8,325
Income tax liabilities	174	—
Other	33,029	25,128
Total	$155,176	$152,351

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
West: Arizona, California, Nevada, and Texas(a)
East: Delaware, Indiana, Maryland, New Jersey(b), Tennessee, and Virginia
Southeast: Florida, Georgia, North Carolina, and South Carolina
(a) On May 20, 2022, we acquired substantially all of the assets of Imagine Homes, a private San Antonio-based homebuilder. The results of our San Antonio operations are reported herein within our West reportable segment.
(b) During our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division; therefore, it is no longer considered an active operation. However, it is included in this listing because the segment information below continues to include New Jersey.
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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Revenue
West	$324,679	$297,073	$885,837	$812,673
East	112,519	162,156	359,623	413,691
Southeast	89,468	111,703	243,861	322,996
Total revenue	$526,666	$570,932	$1,489,321	$1,549,360

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Operating income
West	$65,106	$52,295	$165,933	$128,086
East	20,935	27,437	64,866	61,254
Southeast	14,476	14,981	32,683	40,363
Segment total	100,517	94,713	263,482	229,703
Corporate and unallocated (a)	(33,278)	(46,020)	(100,693)	(129,704)
Total operating income	$67,239	$48,693	$162,789	$99,999
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Depreciation and amortization
West	$2,067	$1,924	$5,476	$5,397
East	311	602	1,113	1,648
Southeast	371	628	1,144	1,899
Segment total	2,749	3,154	7,733	8,944
Corporate and unallocated (a)	440	535	1,368	1,550
Total depreciation and amortization	$3,189	$3,689	$9,101	$10,494
(a) Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2022	2021
Capital expenditures
West	$6,353	$4,359
East	723	1,334
Southeast	843	987
Corporate and unallocated	3,273	3,639
Total capital expenditures	$11,192	$10,319
The following table presents assets by segment as of June 30, 2022 and September 30, 2021:

in thousands	June 30, 2022	September 30, 2021
Assets
West	$1,026,635	$819,317
East	361,148	286,133
Southeast	347,640	296,581
Corporate and unallocated (a)	482,977	676,779
Total assets	$2,218,400	$2,078,810
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

We have classified the results of operations of our discontinued operations separately in the accompanying condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2022 or September 30, 2021. Discontinued operations were not segregated in the condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the condensed consolidated statements of cash flows will not agree with the respective data in the condensed consolidated statements of operations. The results of our discontinued operations in the condensed consolidated statements of operations for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2022	2021	2022	2021
Home construction and land sales expenses	$—	$—	$(5)	$119
Gross profit (loss)	—	—	5	(119)
General and administrative expenses	(14)	10	11	88
Income (loss) from discontinued operations before income taxes	14	(10)	(6)	(207)
Expense (benefit) from income taxes	2	(3)	(2)	(46)
Income (loss) from discontinued operations, net of tax	$12	$(7)	$(4)	$(161)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
During the first half of fiscal 2022, housing market conditions remained robust and demand remained strong despite the geopolitical environment and increasing affordability concerns. However, in the third quarter of fiscal 2022, demand started to moderate due to a sharp increase in mortgage rates, the substantial increase in home prices experienced over the past 18 months, significant inflation in the broader economy, stock market volatility, and other macro-economic conditions, which have negatively impacted buyer sentiment and behavior. While these factors may continue to impact demand for our homes in the future, over the long-term, we believe that the housing market will remain healthy driven by a demographic shift towards homeownership amplified by the COVID-19 pandemic and a multimillion unit housing deficit that has accumulated over the past decade.
Given the current environment, we remain focused on executing our consumer positioning strategy of delivering extraordinary value at an affordable price. Our strategy to deliver value is embedded in our three pillars, all of which are centered around affordability: (1) our Mortgage Choice platform which eliminates the typical mortgage subsidiary middleman and allows us to partner with our customers to help them get the most competitive interest rates, fees, and service levels available; (2) our Choice PlansTM which allow customers to select from a list of structural options at no additional cost; and (3) the Surprising Performance our homes are designed to deliver as they are all built to meet or exceed the latest ENERGY STAR® standards and reduce home energy costs.
We are focused on making the necessary adjustments to continue adapting to the changing environment. For instance, our sales process involves almost constant analysis of competitive market data, including pricing, features and incentives, which enables us to refine our offerings on a timely basis in response to market shifts and to best position each of our communities. In relation to land acquisition, we are seeking price discounts or other improvements in deal terms on many of our pending land transactions. In addition, we are incorporating higher than current mortgage rates, lower sales pace and higher sales incentive in our underwriting assumptions in anticipation of a more challenging sales environment.
Like many other homebuilders, we continue to experience production challenges due to supply chain disruptions and tightness in labor markets. These disruptions have resulted in elongated construction cycle times and decreased backlog conversion. We have been proactively working with our trade partners to address these delays.
Balanced Growth Strategy
We continue to execute against our balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged capital structure. This strategy provides us with flexibility to reduce leverage, increase investment in land and other operating assets, or repurchase shares in response to changing market conditions. Our priorities for fiscal 2022 continue to include growing our lot position by increasing our use of land option agreements, improve profitability while reducing our total debt below $1.0 billion, deliver an extraordinary customer experience, encourage employee well-being, and execute on our Environmental, Social, and Governance (ESG) initiatives
Overview of Results for Our Fiscal Third Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended June 30, 2022:
•During the quarter ended June 30, 2022, sales per community per month was 2.5 compared to 3.2 in the prior year quarter, and our net new orders were 925, down 22.9% from 1,199 in the prior year quarter. Sales per community per month was 3.1 and 4.0 for the trailing 12 months ended June 30, 2022 and 2021, respectively. The decrease in sales pace is a reflection of the previously discussed unfavorable macro-economic factors impacting homebuyers. As we navigate the changing environment, our focus will be balancing sales pace, incentives and price adjustments to maximize return on capital over time.
•As of June 30, 2022, our land position includes 24,899 controlled lots, up 26.0% from 19,761 as of June 30, 2021. Excluding land held for future development and land held for sale lots, we controlled 24,132 active lots, up 25.2% from the prior year quarter. As of June 30, 2022, we had 12,571 lots, or 52.1% of our total active lots, under option contracts as compared to 9,263 lots, or 48.1% of our total active lots, under option contracts as of June 30, 2021.

•Aggregated dollar value of homes in backlog as of June 30, 2022 was $1,588.0 million, up 17.2% compared to the prior year quarter. We ended the quarter with 3,003 homes in backlog, down 3.9% compared to the prior year quarter. Benefiting from pricing power in most markets, the average selling price (ASP) in backlog as of June 30, 2022 rose to $528.8 thousand, up 22.0% versus the prior year quarter.
•Our ASP for homes closed during the quarter ended June 30, 2022 was $501.7 thousand, up 21.9% from $411.4 thousand in the prior year quarter. The year-over-year increase in ASP on closings was impacted primarily by price appreciation due to strong demand and limited supply of homes. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of June 30, 2022. However, higher mortgage interest rates and softening demand may temper ASP growth in the future.
•Homebuilding gross margin for the quarter ended June 30, 2022 was 25.1%, up from 20.2% in the prior year quarter. Homebuilding gross margin excluding impairments, abandonments, and interest for the quarter ended June 30, 2022 was 28.1%, up from 24.2% in the prior year quarter. Our homebuilding gross margin has been driven by a favorable pricing environment, although moderated demand may temper gross margin in the future.
•Cancellation rate for the quarter ended June 30, 2022 was 17.0%, up from 10.9% in the prior year quarter. Although cancellation rates increased during the current year quarter due to the previously discussed unfavorable macro-economic factors, our cancellation rates remained well within our historical normal range and only represented approximately 6.0% of the fiscal 2022 third quarter beginning backlog.
•SG&A for the quarter ended June 30, 2022 was 11.8% of total revenue, up from 11.1% a year earlier. The increase in SG&A as a percentage of total revenue was primarily due to decreased closings and revenue as a result of construction cycle time extension. The dollar amount of SG&A decreased by $1.1 million, or 1.7%, compared to the prior year quarter primarily due to decreased commissions expense. We remain focused on improving overhead cost management in relation to our revenue growth.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced due to a variety of factors. Accordingly, our financial results for the three and nine months ended June 30, 2022 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2022	2021	2022	2021
Revenue:
Homebuilding	$523,229	$566,930	$1,477,166	$1,538,576
Land sales and other	3,437	4,002	12,155	10,784
Total	$526,666	$570,932	$1,489,321	$1,549,360
Gross profit:
Homebuilding	$131,549	$114,710	$344,255	$287,003
Land sales and other	916	813	5,360	1,739
Total	$132,465	$115,523	$349,615	$288,742
Gross margin:
Homebuilding (a)	25.1%	20.2%	23.3%	18.7%
Land sales and other	26.7%	20.3%	44.1%	16.1%
Total	25.2%	20.2%	23.5%	18.6%
Commissions	$16,277	$20,955	$48,668	$58,346
General and administrative expenses (G&A)	$45,760	$42,186	$129,057	$119,903
SG&A (commissions plus G&A) as a percentage of total revenue	11.8%	11.1%	11.9%	11.5%
G&A as a percentage of total revenue	8.7%	7.4%	8.7%	7.7%
Depreciation and amortization	$3,189	$3,689	$9,101	$10,494
Operating income	$67,239	$48,693	$162,789	$99,999
Operating income as a percentage of total revenue	12.8%	8.5%	10.9%	6.5%
Effective tax rate (b)	19.5%	22.5%	18.1%	23.5%
Inventory impairments and abandonments	$—	$231	$935	$696
Gain (loss) on extinguishment of debt, net	$86	$(1,050)	$(78)	$(1,613)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 28.1% and 24.2% for the three months ended June 30, 2022 and 2021, respectively, and 26.5% and 22.9% for the nine months ended June 30, 2022 and 2021, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as tax expense for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods. For the three and nine months ended June 30, 2022, our effective tax rate was impacted by, among other factors, $2.7 million and $8.9 million of energy efficiency tax credits claimed, respectively, compared to less than $0.1 million of such credits claimed during the three and nine months ended June 30, 2021.

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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30, (a)
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21	2022	2021	22 vs 21
Net income	$54,324	$37,135	$17,189	$133,881	$73,660	$60,221	$182,242	$97,338	$84,904
Expense from income taxes	13,152	10,801	2,351	29,683	22,587	7,096	28,597	31,351	(2,754)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	15,679	22,529	(6,850)	46,542	65,452	(18,910)	68,380	96,179	(27,799)
Interest expense not qualified for capitalization	—	212	(212)	—	2,781	(2,781)	—	4,876	(4,876)
EBIT	83,155	70,677	12,478	210,106	164,480	45,626	279,219	229,744	49,475
Depreciation and amortization	3,189	3,689	(500)	9,101	10,494	(1,393)	12,583	15,300	(2,717)
EBITDA	86,344	74,366	11,978	219,207	174,974	44,233	291,802	245,044	46,758
Stock-based compensation expense	1,983	3,194	(1,211)	6,515	9,254	(2,739)	9,428	14,421	(4,993)
(Gain) loss on extinguishment of debt	(86)	1,050	(1,136)	78	1,613	(1,535)	490	1,613	(1,123)
Inventory impairments and abandonments (b)	—	231	(231)	935	696	239	1,092	1,333	(241)
Restructuring and severance expenses	—	—	—	—	(10)	10	—	(54)	54
Litigation settlement in discontinued operations	—	—	—	—	120	(120)	—	1,380	(1,380)
Adjusted EBITDA	$88,241	$78,841	$9,400	$226,735	$186,647	$40,088	$302,812	$263,737	$39,075
(a) "LTM" indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2022	2021	22 vs 21	2022	2021
West	576	715	(19.4)%	16.8%	11.4%
East	192	263	(27.0)%	17.6%	11.1%
Southeast	157	221	(29.0)%	17.4%	8.7%
Total	925	1,199	(22.9)%	17.0%	10.9%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2022	2021	22 vs 21	2022	2021
West	2,063	2,613	(21.0)%	13.7%	11.6%
East	712	940	(24.3)%	13.4%	10.7%
Southeast	582	942	(38.2)%	12.9%	9.6%
Total	3,357	4,495	(25.3)%	13.5%	11.0%
Net new orders for the quarter ended June 30, 2022 decreased to 925, down 22.9% from the quarter ended June 30, 2021. Net new orders for the nine months ended June 30, 2022 decreased to 3,357, down 25.3% from the nine months ended June 30, 2021. For the quarter ended June 30, 2022, the decrease in net new orders compared to the prior year quarter was driven by a 22.9% decrease in sales pace from 3.2 sales per community per month in the prior year quarter to 2.5, while average active community count remained flat year-over-year. The decreases in sales pace and increases in cancellation rates across reportable segments were primarily driven by the sharp increase in mortgage rates as well as the other unfavorable macro-economic factors previously discussed. Although cancellation rates were up, our cancellation rates remained within our historical normal range and only represents approximately 6.0% of our fiscal 2022 third quarter beginning backlog.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021	22 vs 21
Backlog Units:
West	1,782	1,814	(1.8)%
East	614	690	(11.0)%
Southeast	607	620	(2.1)%
Total	3,003	3,124	(3.9)%
Aggregate dollar value of homes in backlog (in millions)	$1,588.0	$1,354.6	17.2%
ASP in backlog (in thousands)	$528.8	$433.6	22.0%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog have historically been delivered within three to six months following commencement of construction. Ongoing supply chain disruptions, including the availability of certain materials and construction labor, has led to extended construction cycle times. As a result, we are experiencing increased construction cycle times by an average of two to three months across our markets compared to the prior year quarter. The aggregate dollar value of homes in backlog as of June 30, 2022 increased 17.2% compared to June 30, 2021 due to a 22.0% increase in the ASP of homes in backlog, partially offset by a 3.9% decrease in backlog units.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$324,074	$294,834	9.9%	$486.6	$385.4	26.3%	666	765	(12.9)%
East	112,237	160,393	(30.0)%	529.4	486.0	8.9%	212	330	(35.8)%
Southeast	86,918	111,703	(22.2)%	526.8	394.7	33.5%	165	283	(41.7)%
Total	$523,229	$566,930	(7.7)%	$501.7	$411.4	21.9%	1,043	1,378	(24.3)%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$883,453	$805,617	9.7%	$456.8	$372.3	22.7%	1,934	2,164	(10.6)%
East	354,948	410,350	(13.5)%	500.6	469.5	6.6%	709	874	(18.9)%
Southeast	238,765	322,609	(26.0)%	480.4	383.1	25.4%	497	842	(41.0)%
Total	$1,477,166	$1,538,576	(4.0)%	$470.4	$396.5	18.6%	3,140	3,880	(19.1)%
For the three and nine months ended June 30, 2022, homebuilding revenue decreased primarily as a result of a decrease in closings, partially offset by an increase in ASP.
The increase in ASP across all segments was primarily attributed to price appreciation due to strong demand, short supply of homes, and inflation. In the East segment, ASP changes were also impacted by a change in mix of closings between products and among communities within the markets as compared to the prior year period. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of June 30, 2022, although higher mortgage interest rates and softening demand may temper ASP growth in the future.
The decrease in closings was primarily due to a decrease in backlog conversion rates as a result of longer construction cycle times compared to the prior year quarter. Among the three reportable segments, our Southeast segment has experienced the highest increase in construction cycle times by an average of 3.3 months, resulting in a significant decrease in backlog conversion rates and closings.

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

	Three Months Ended June 30, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$89,705	27.7%	$—	$89,705	27.7%	$—	$89,705	27.7%
East	29,669	26.4%	—	29,669	26.4%	—	29,669	26.4%
Southeast	22,401	25.8%	—	22,401	25.8%	—	22,401	25.8%
Corporate & unallocated (a)	(10,226)		—	(10,226)		15,679	5,453
Total homebuilding	$131,549	25.1%	$—	$131,549	25.1%	$15,679	$147,228	28.1%

	Three Months Ended June 30, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$75,233	25.5%	$—	$75,233	25.5%	$—	$75,233	25.5%
East	38,296	23.9%	—	38,296	23.9%	—	38,296	23.9%
Southeast	25,352	22.7%	231	25,583	22.9%	—	25,583	22.9%
Corporate & unallocated (a)	(24,171)		—	(24,171)		22,529	(1,642)
Total homebuilding	$114,710	20.2%	$231	$114,941	20.3%	$22,529	$137,470	24.2%

	Nine Months Ended June 30, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$234,481	26.5%	$12	$234,493	26.5%	$—	$234,493	26.5%
East	88,876	25.0%	—	88,876	25.0%	—	88,876	25.0%
Southeast	55,946	23.4%	483	56,429	23.6%	—	56,429	23.6%
Corporate & unallocated (a)	(35,048)		—	(35,048)		46,542	11,494
Total homebuilding	$344,255	23.3%	$495	$344,750	23.3%	$46,542	$391,292	26.5%

	Nine Months Ended June 30, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$193,702	24.0%	$—	$193,702	24.0%	$—	$193,702	24.0%
East	91,730	22.4%	465	92,195	22.5%	—	92,195	22.5%
Southeast	70,461	21.8%	231	70,692	21.9%	—	70,692	21.9%
Corporate & unallocated (a)	(68,890)	—	—	(68,890)		65,199	(3,691)
Total homebuilding	$287,003	18.7%	$696	$287,699	18.7%	$65,199	$352,898	22.9%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.
Three Months Ended June 30, 2022 as compared to 2021
Our homebuilding gross profit increased by $16.8 million to $131.5 million for the three months ended June 30, 2022, compared to $114.7 million in the prior year quarter. The increase in homebuilding gross profit was primarily driven by an increase in gross margin of 490 basis points to 25.1%, partially offset by a decrease in homebuilding revenue of $43.7 million. However, as shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairment and abandonment charges which decreased by $0.2 million, and interest amortized to homebuilding cost of sales which decreased by $6.9 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $9.8 million compared to the prior year quarter, while homebuilding gross margin increased by 390 basis points to 28.1%. The year-over-year improvement in gross margin for the three months ended June 30, 2022 was primarily driven by lower sales incentives and pricing increases, although moderated demand may temper gross margin expansion in the future.
West Segment: Compared to the prior year quarter, homebuilding gross profit increased by $14.5 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 27.7%, up from 25.5% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $8.6 million due a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 26.4%, up from 23.9% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $3.0 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 25.8%, up from 22.9% in the prior year quarter. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.

Nine Months Ended June 30, 2022 as compared to 2021
Our homebuilding gross profit increased by $57.3 million to $344.3 million for the nine months ended June 30, 2022, from $287.0 million in the prior year period. The increase in gross profit was primarily driven by an increase in gross margin of 460 basis points to 23.3%, partially offset by a decrease in homebuilding revenue of $61.4 million. However, similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the nine-month period was impacted by impairment and abandonment charges which decreased by $0.2 million, and interest amortized to homebuilding cost of sales which decreased by $18.7 million period-over-period (refer to Note 5 and Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $38.4 million compared to the prior year period, while homebuilding gross margin increased by 360 basis points to 26.5%. The year-over-year improvement in gross margin for the nine months ended June 30, 2022 was primarily driven by lower sales incentives and pricing increases, although moderated demand due to higher mortgage interest rates and the previously discussed unfavorable macro-economic factors may temper gross margin expansion in the future.
West Segment: Compared to the prior year period, homebuilding gross profit increased by $40.8 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 26.5%, up from 24.0% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $2.9 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 25.0%, up from 22.5% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Southeast Segment: Compared to the prior year period, homebuilding gross profit decreased by $14.5 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 23.6%, up from 21.9% in the prior year period. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended June 30, 2022, our homebuilding gross margin was 22.2%. Excluding interest and inventory impairments and abandonments, our homebuilding gross margin for the trailing 12-month period ended June 30, 2022 was 25.6%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 4.8% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	11.7%
Impact of interest amortized to COS related to these communities	2.8%
Pre-impairment turn gross margin, excluding interest amortization	14.5%
Impact of impairment turns	17.3%
Gross margin (post impairment turns), excluding interest amortization	31.8%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$605	$2,239	$(1,634)	$439	$606	$(167)
East	282	1,763	(1,481)	205	207	(2)
Southeast	2,550	—	2,550	272	—	272
Total	$3,437	$4,002	$(565)	$916	$813	$103

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$2,384	$7,056	$(4,672)	$932	$1,625	$(693)
East	4,675	3,341	1,334	3,811	349	3,462
Southeast	5,096	387	4,709	617	73	544
Corporate and unallocated (a)	—	—	—	—	(308)	308
Total	$12,155	$10,784	$1,371	$5,360	$1,739	$3,621

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
To further support our efforts to improve capital efficiency, we continued to focus on closing a number of land sales in the three and nine months ended June 30, 2022 for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$65,106	$52,295	$12,811	$165,933	$128,086	$37,847
East	20,935	27,437	(6,502)	64,866	61,254	3,612
Southeast	14,476	14,981	(505)	32,683	40,363	(7,680)
Corporate and unallocated (a)	(33,278)	(46,020)	12,742	(100,693)	(129,704)	29,011
Operating income	$67,239	$48,693	$18,546	$162,789	$99,999	$62,790
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
Our operating income increased by $18.5 million to $67.2 million for the three months ended June 30, 2022, compared to operating income of $48.7 million for the three months ended June 30, 2021, driven primarily by the previously discussed increase in gross profit as well as a decrease of $1.1 million, or 1.7%, in SG&A expense due to decreased commissions expense. SG&A as a percentage of total revenue increased by 70 basis points quarter-over-quarter from 11.1% to 11.8% primarily due to decreases in closings and revenue as a result of construction cycle time extension.
Our operating income increased by $62.8 million to $162.8 million for the nine months ended June 30, 2022, compared to operating income of $100.0 million for the nine months ended June 30, 2021, driven primarily by the previously discussed increase in gross profit as well as a decrease of $0.5 million, or 0.3% in SG&A expense due to decreased commissions expense. SG&A as a percentage of total revenue increased by 40 basis points year-over-year from 11.5% to 11.9% primarily due to decreases in closings and revenue as a result of construction cycle time extension.
Three Months Ended June 30, 2022 as compared to 2021
West Segment: The $12.8 million increase in operating income compared to the prior year quarter was primarily due to the increase in gross profit previously discussed and lower commissions expense despite higher homebuilding revenue as we reduce our reliance on external agents given the favorable sales environment. This increase to operating income was partially offset by higher G&A expenses and higher sales and marketing expenses in the segment.
East Segment: The $6.5 million decrease in operating income compared to the prior year quarter was primarily due to the decrease in gross profit previously discussed, higher G&A expenses, and higher sales and marketing expenses. This decrease to operating income was partially offset by lower commissions expense on lower homebuilding revenue in the segment.
Southeast Segment: The $0.5 million decrease in operating income compared to the prior year quarter was primarily due to the decrease in gross profit previously discussed. This decrease to operating income was partially offset by lower commissions expense on lower homebuilding revenue, lower G&A expenses, and lower sales and marketing expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2022, corporate and unallocated net expenses decreased by $12.7 million from the prior year quarter primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales, partially offset by higher G&A costs.
Nine Months Ended June 30, 2022 as compared to 2021
West Segment: The $37.8 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit previously discussed and lower commissions expense despite higher homebuilding revenue as we reduced our reliance on external agents given the favorable sales environment. This increase to operating income was partially offset by higher G&A expenses and higher sales and marketing expenses in the segment.

East Segment: The $3.6 million increase in operating income compared to the prior year period was primarily due to lower commissions expense on lower homebuilding revenue. This increase to operating income was partially offset by the decrease in gross profit previously discussed, higher G&A expenses, and higher sales and marketing expenses in the segment.
Southeast Segment: The $7.7 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed. This decrease to operating income was partially offset by lower commissions expense on lower homebuilding revenue, lower G&A expenses, and lower sales and marketing expenses in the segment.
Corporate and Unallocated: For the nine months ended June 30, 2022, corporate and unallocated net costs decreased by $29.0 million over the prior year period. The decrease was primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales, partially offset by higher G&A costs.
Below operating income, we had one noteworthy year-over-year fluctuations for the nine months ended June 30, 2022 compared to the prior period as follows: (1) we experienced a decline in other expense, net, primarily attributable to a year-over-year decrease in interest expense not qualified for capitalization, and (2) we recorded a loss on extinguishment of debt of $0.1 million during the current period compared to a loss of $1.6 million in the prior year. See Note 6 and 7 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
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
We recognized income tax expense from continuing operations of $13.2 million and $29.7 million for the three and nine months ended June 30, 2022, respectively, compared to $10.8 million and $22.6 million for the three and nine months ended June 30, 2021, respectively. Income tax expense for the nine months ended June 30, 2022 was primarily driven by income tax expense on earnings from continuing operations, partially offset by the generation of additional federal tax credits and the discrete tax benefits related to stock-based compensation activity in the quarter. Income tax expense for the nine months ended June 30, 2021 was primarily driven by income tax expense on earnings from continuing operations, partially offset by the discrete tax benefits related to stock-based compensation activity in the quarter and the resolution of a state tax audit. Refer to Note 11 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2022	2021
Cash (used in) provided by operating activities	$(164,504)	$78,542
Cash used in investing activities	(10,935)	(10,011)
Cash used in financing activities	(16,903)	(28,035)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(192,342)	$40,496

Operating Activities
Net cash used in operating activities was $164.5 million for the nine months ended June 30, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $351.4 million resulting from land acquisition, land development, and house construction spending to support continued growth. This was partially offset by cash inflows from income before income taxes of $163.6 million, which included $16.3 million of non-cash charges and and a net decrease in non-inventory working capital balances of $7.0 million.
Net cash provided by operating activities was $78.5 million for the nine months ended June 30, 2021, primarily driven by income before income taxes of $96.2 million, which included $21.4 million of non-cash charges, and a net decrease in non-inventory working capital balances of $15.8 million, partially offset by an increase in inventory of $54.9 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2022 and June 30, 2021 was $10.9 million and $10.0 million, respectively, primarily driven in both periods by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2022 was $16.9 million primarily driven by the repurchase of a portion of our 2025 and 2027 Senior Notes, common stock repurchases under our share repurchase program, and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities for the nine months ended June 30, 2021 was $28.0 million primarily driven by the repurchase of a portion of our 2027 Senior Notes, and tax payments for stock-based compensation awards vesting.
Financial Position
As of June 30, 2022, our liquidity position consisted of $42.0 million in cash and cash equivalents, respectively, and $248.2 million of remaining capacity under the Facility.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. As of June 30, 2022 and September 30, 2021, no borrowings were outstanding under the Facility. As of June 30, 2022, we had letters of credit outstanding of $1.8 million under the Facility, resulting in a remaining capacity of $248.2 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $28.8 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $31.5 million.

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

	As of
in thousands	June 30, 2022	September 30, 2021
Due from non-guarantor subsidiary	$2,494	$1,532
Total assets	$3,705,679	$2,075,518
Total liabilities	$1,361,813	$1,353,734

	Nine Months Ended June 30,
in thousands	2022	2021
Total revenues	$1,486,473	$1,547,975
Gross profit	$347,555	$287,794
Income from continuing operations	$133,341	$73,253
Net income	$133,337	$73,094
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In July 2022, S&P reaffirmed the Company’s corporate credit rating of B and the Company's positive outlook. In August 2021, Moody's upgraded the Company's issuer corporate family rating from B3 to B2 and revised the Company's outlook from positive to stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. As part of this new program, the Company repurchased 175 thousand shares of its common stock for $2.5 million at an average price per share of $14.47 during the three months ended June 30, 2022 through open market transactions. No share repurchases were made during fiscal year 2021. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the nine months ended June 30, 2022 was $2.5 million. As of June 30, 2022, the remaining availability of the new share repurchase program was $47.5 million.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and nine months ended June 30, 2022 or 2021.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of June 30, 2022, we controlled 24,899 lots, which includes 272 lots of land held for future development and 495 lots of land held for sale. Of the total active 24,132 lots, we owned 47.9%, or 11,561 of these lots, and the remaining 12,571 of these lots, or 52.1%, were under option contracts, primarily through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. In comparison, we controlled 9,263 lots, or 48.1% of our total active lot position, through option contracts as of June 30, 2021. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $137.4 million as of June 30, 2022. The total remaining purchase price, net of cash deposits, committed under all options was $819.1 million as of June 30, 2022. Based on market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of June 30, 2022, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $30.6 million and $272.5 million, respectively, as of June 30, 2022, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies and Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2021 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2022 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events or results, and it is possible that such events or results described in this Form 10-Q will not occur or be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as "outlook," "may," "will," "strategy," "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "goal," "target," "estimate," "project," "initial" or other similar words or phrases.
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•the cyclical nature of the homebuilding industry and further deterioration in homebuilding industry conditions;
•continued increases in mortgage interest rates and reduced availability of mortgage financing due to, among other factors, recent and likely continued actions by the Federal Reserve to address sharp increases in inflation;
•other economic changes nationally and in local markets, including changes in consumer confidence, wage levels, declines in employment levels, and an increase in the number of foreclosures, each of which is outside our control and affects the affordability of, and demand for, the homes we sell;
•continued supply chain challenges negatively impacting our homebuilding production, including shortages of raw materials and other critical components such as windows, doors, and appliances;
•continued shortages of or increased costs for labor used in housing production, and the level of quality and craftsmanship provided by such labor;
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
•factors affecting margins, such as increased sales incentives and mortgage rate buy down programs; decreased revenues; decreased land values underlying land option agreements; increased land development costs in communities under development or delays or difficulties in implementing initiatives to reduce our production and overhead cost structure; not being able to pass on cost increases through pricing increases;
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
•the success of our ESG initiatives, including our ability to meet our goal that every home we build will be Net Zero Energy Ready by 2025 as well as the success of any other related partnerships or pilot programs we may enter into in order to increase the energy efficiency of our homes and prepare for a Net Zero future; and
•terrorist acts, protests and civil unrest, political uncertainty, acts of war or other factors over which the Company has no control.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2022, we had variable rate debt outstanding totaling approximately $71.8 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2022 was $819.5 million, compared to a carrying amount of $977.3 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $819.5 million to $852.1 million as of June 30, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
None.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 9 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company's common stock repurchases during the third fiscal quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$50,000,000
May 1 - May 31, 2022	166,915	$14.51	166,915	$47,574,512
June 1 - June 30, 2022	7,785	$13.67	7,785	$47,467,968
Item 6. Exhibits

22	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22 of the Company's Form 10-K filed on November 10, 2021)

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 28, 2022	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer