Form 10-K
period 2022-09-30
BEAZER HOMES USA INC
filed 2022-11-10
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2022, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $460,369,020.

Class	Outstanding at November 7, 2022
Common Stock, $0.001 par value	30,880,138

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2022.

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
•potential negative impacts of the COVID-19 pandemic, which, in addition to exacerbating each of the risks listed above and below, may include a significant decrease in demand for our homes or consumer confidence generally with respect to purchasing a home, an inability to sell and build homes in a typical manner or at all, increased costs or decreased supply of building materials, including lumber, or the availability of subcontractors, housing inspectors, and other third-parties we rely on to support our operations, and recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments and/or land option agreement abandonments;
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
Business Strategy
We continue to execute against our long-term balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with the flexibility to reduce leverage and increase return of capital, or increase investment in land and other operating assets in response to changing market conditions.
We remain committed to this strategy, which is designed to increase shareholder value by improving our return on assets while reducing operational risk and debt. Our objectives at the beginning of fiscal 2022 included growing our lot position through land spending and increased use of lot option agreements, improving profitability while reducing our total debt below $1.0 billion, delivering extraordinary customer experience, and encouraging employee well-being. We have successfully achieved our goals as following:
•As of September 30, 2022, our land position included 25,170 controlled lots, up 14.5% from 21,987 a year ago. Through expansion of our use of lot option agreements, 54.6% of our total active lots were under option agreements as of September 30, 2022 compared to 46.6% a year ago.
•For fiscal 2022, we recorded net income of $220.7 million, or $7.17 per diluted share, compared to net income of $122.0 million, or $4.01 per diluted share, for fiscal 2021. Adjusted EBITDA was $370.1 million in fiscal 2022, compared to $262.7 million in the prior year, an increase of $107.4 million, or 40.9%. Over the past five years, we have achieved a compound annual growth rate (CAGR) of 15.7% for Adjusted EBITDA.
•We have successfully reached our deleveraging goal of reducing total debt to below $1.0 billion. During fiscal 2022, we repurchased $24.4 million of our Senior Notes and retired our Senior Unsecured Term Loan by repaying the final $50.0 million. As of September 30, 2022, we had outstanding debt of $983.4 million. During fiscal 2022, we also repurchased $8.2 million of outstanding common stock.
•In April 2022, Beazer Homes was ranked first among construction companies in Newsweek's inaugural list of America's Most Trusted Companies 2022, which were identified based on an independent survey of approximately 50,000 U.S. residents who rated companies they knew from the perspective of customers, investors and employees. This award demonstrated recognition for our efforts to create and sustain a strong reputation among employees, shareholders, customers and other partners.
For fiscal 2023, our objectives include investing strategically in our land position, upholding operating margin, activating new communities, reducing cycle time, and delivering extraordinary customer experience.

Differentiating Beazer Homes
We know that our buyers have many choices when purchasing a home. To help us become a builder of choice, we have identified the following three strategic pillars that differentiate Beazer's homes from both resale homes and other newly built homes:
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
Choice Plans® – Every family lives in their home differently, which is why we created Choice Plans. Choice Plans provide our buyers with more floor plan flexibility at no additional cost. For example, buyers of to-be-built homes can typically choose between two different configurations in the kitchen/great room and in the primary bedroom/bathroom at no additional cost. Offering these pre-designed floor plan alternatives allows us to offer fewer different plans, which improves efficiency and reduce costs while creating living areas that match an individual buyer's lifestyle.
Surprising Performance – We place an emphasis on building high-quality homes and delivering outstanding customer experience. All Beazer homes are designed and built to provide Surprising Performance, which means more quality, comfort, and savings. We deliver these benefits through our people, materials, and process. Some examples of these benefits are as follows:
•Our homes are built to the latest ENERGY STAR® standards, and we provide buyers with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have a HERS® index score (on a scale in which a lower score is better) of 130. As of September 30, 2022, the average new Beazer home has a gross HERS® index score of 54.
•Beazer is the first national builder to publicly commit to ensuring that by the end of 2025 every home we build will be Net Zero Energy Ready, which means that every home will meet the requirements of both the Environmental Protection Agency’s ENERGY STAR program and the U.S. Department of Energy’s Zero Energy Ready Home program, and have a gross HERS® index score (before any benefit of renewable energy production) of 45 or less. With a Net Zero Energy Ready home, homeowners will be able to achieve net zero energy consumption by attaching a properly sized renewable energy system.
•In fiscal 2022, we began designing and building to Indoor airPLUS standards. A program of the U.S. Environmental Protection Agency, homes built to earn the Indoor airPLUS qualification have features to reduce mold, moisture, carbon monoxide, toxic chemicals and more.
•Each new Beazer home also comes equipped with powerful technologies, including Category 6 ethernet wiring (Cat6), a centralized network panel and immediate internet connectivity via a LTE Wi-Fi router.

Reportable Business Segments
Our active homebuilding operations consist of the design, sale, and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Placer County, Riverside County, Sacramento County, San Diego County, Tulare County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston, San Antonio
East:
Indiana	Indianapolis
Maryland/Delaware	Anne Arundel County, Baltimore County, Howard County, Sussex County
Tennessee	Nashville
Virginia	Fairfax County, Loudoun County, Prince William County, Stafford County
Southeast:
Florida	Orlando, Tampa
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
The following tables summarize certain operating information of our reportable segments, including number of homes closed, the average selling price (ASP) for the periods presented, and units and dollar value in backlog as of September 30, 2022, 2021 and 2020. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	Fiscal Year Ended September 30,
	2022		2021		2020
($ in thousands)	Closings	Average Selling Price	Closings	Average Selling Price	Closings	Average Selling Price
West	2,833	$468.7	2,945	$377.0	3,206	$368.2
East	1,080	514.4	1,185	477.6	1,045	455.7
Southeast	843	497.2	1,157	390.2	1,241	370.8
Total Company	4,756	$484.1	5,287	$402.4	5,492	$385.5

	As of September 30,
	2022		2021		2020
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	1,257	$711.6	1,653	$736.0	1,365	$493.7
East	410	223.7	611	302.0	624	301.1
Southeast	424	209.6	522	246.0	520	200.5
Total Company	2,091	$1,144.9	2,786	$1,284.0	2,509	$995.3
ASP in backlog (in thousands)		$547.5		$460.9		$396.7

Markets and Product Description
We evaluate a number of factors in determining which geographic markets to enter and remain in as well as which consumer segments to target with our homebuilding activities. We compete in 17 geographic markets across the United States in part to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of new home communities. We continually review our 17 markets based on aggregate demographic information, land prices and availability, competitive dynamics, and our own operating results. We use the results of these reviews to re-allocate our investments generally to those markets where we believe we can maximize our profitability and return on capital.
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
Gatherings – In 2016, Gatherings® by Beazer Homes was officially introduced across several markets within Beazer's geographic footprint through age restricted condominiums. We strive to provide extraordinary value, a strong commitment to customer service, and a quality, lower-maintenance home for those seeking a 55+ lifestyle. In addition to condominiums, the Gatherings® brand also includes town homes, villas, duets, and single-family homes. Our Dallas, Houston, Las Vegas, Maryland, Atlanta, and Orlando markets are actively selling Gatherings homes, while development is currently underway in Virginia and additional sites in Maryland. As of September 30, 2022, we have approved communities representing 714 potential future sales, and we have sold 456 Gatherings branded homes since 2016.
Marketing and Sales
We make extensive use of digital and traditional marketing vehicles and other promotional activities, including our website (www.beazer.com), real estate listing sites, digital advertising (including search engine marketing and display advertising), social media, video, brochures, direct marketing, and out-of-home advertising (including billboards and signage) located in the immediate areas of our developments, as well as additional activities. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes®, Gatherings®, and Choice Plans®, for use in our business.
In response to the changing needs of consumers, our sales operations continue to improve our virtual sales tools to connect with our customers online, including a 24/7 chatbot feature, self-guided tours to allow homebuyers to tour models privately, safely, and outside of normal business hours, and self-service appointments to help customers schedule an appointment with ease and speed.
Our practice is to build, decorate, furnish, and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2022, we maintained and owned 215 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable, and hands-on experience, including digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, interactive cutaway homes, interactive Surprising Performance rooms, signage, and more. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from sales offices located in the model homes used in the community) as well as through independent brokers. Our new home counselors are available to assist prospective homebuyers by providing them with floor plans, pricing information, tours of model homes, the community's unique selling proposition, detailed explanations of our differentiators as discussed above, and associated savings opportunities. Sales personnel are trained internally through a structured training program focused on sales techniques, product familiarity, competitive products in the area, construction schedules, and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Sales personnel must be licensed real estate agents where required by law.
We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists, known as “speculative” or “spec” homes. This speculative inventory satisfies demand by providing near ready or move-in ready homes targeted at relocated personnel and others who require a completed home within a shorter timeframe.
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
Field Operations
The development and construction of each of our communities is managed by our operating divisions, each of which is led by a regional market leader and/or an area president who reports to our Chief Executive Officer. Within our operating divisions, our field teams are equipped with the skills needed to complete the functions of land acquisition, land entitlement, land development, home construction, local marketing, sales, warranty service, and certain purchasing and planning/design functions. However, the accounting and accounts payable functions of our field operations are concentrated in our national accounting center, which we consider to be part of our corporate operations.
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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake, or the grantor of the option then undertakes in the case of land under option, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. In some transactions, land bankers take title to the land at closing subject to agreements which obligate us to perform all development activities (which may be reimbursed by the land bankers) with respect to the land and provide us with an option to purchase the finished lots. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2022 and 2021, we continued to pursue land acquisition opportunities and develop our land positions, spending approximately $418.5 million and $440.8 million, respectively, for land acquisition and $155.1 million and $154.7 million, respectively, for land development.
Option Agreements
We acquire certain lots by means of option agreements from various sellers and developers, including land banking entities. Option agreements generally require the payment of a cash deposit or issuance of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a fixed or variable price.
Under option agreements, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option agreements is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled approximately $142.4 million as of September 30, 2022. The total remaining purchase price, net of cash deposits, committed under all land option agreements was $827.6 million as of September 30, 2022.
We expect to exercise, subject to market conditions and seller satisfaction of contract terms, substantially all of our option agreements. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.

The following table summarizes land controlled by us by reportable segment as of September 30, 2022:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	280	59	296	—	—	635	767	1,402
California	333	90	757	—	59	1,239	657	1,896
Nevada	162	232	400	66	—	860	859	1,719
Texas	996	1,129	1,637	—	408	4,170	5,231	9,401
Total West	1,771	1,510	3,090	66	467	6,904	7,514	14,418
East
Indiana	134	133	171	—	—	438	589	1,027
Maryland/Delaware	187	373	207	—	—	767	1,081	1,848
New Jersey	—	—	—	117	—	117	—	117
Tennessee	149	114	467	—	—	730	1,473	2,203
Virginia	42	157	—	—	—	199	309	508
Total East	512	777	845	117	—	2,251	3,452	5,703
Southeast
Florida	130	241	104	—	—	475	935	1,410
Georgia	155	202	353	—	—	710	320	1,030
North Carolina	76	51	294	21	—	442	358	800
South Carolina	259	443	272	68	34	1,076	733	1,809
Total Southeast	620	937	1,023	89	34	2,703	2,346	5,049
Total	2,903	3,224	4,958	272	501	11,858	13,312	25,170
(a) This category represents lots upon which construction of a home has commenced, including model homes.

The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2022:

in thousands	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$429,491	$3,483	$14,998
East	171,900	10,888	—
Southeast	129,791	5,508	676
Corporate and unallocated (a)	8	—	—
Total	$731,190	$19,879	$15,674
Construction
We typically act as the general contractor for the construction of our new home communities. Our project development activities are controlled by our operating divisions whose employees supervise the construction of each new home community by coordinating the activities of independent subcontractors and suppliers, subjecting their work to quality and cost controls and ensuring compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market and staying current with changing home design trends as well as expanding our focus on engineering without sacrificing value for our customers.
Agreements with our subcontractors and materials suppliers are generally entered into after a competitive bidding process during which we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us in accordance with the specifications we provide. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. We do not maintain significant inventories of construction materials, except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business. While such materials and services generally have been and continue to be available, from time to time, supply chain disruptions may occur due to material and labor shortages, such as the widespread supply chain disruptions we experienced throughout fiscal 2022. In addition, material prices may fluctuate due to various factors, including demand or supply shortages and the price of certain commodities, which may be beyond the control of us or our vendors. When it is economically advantageous, we enter into regional and national supply contracts with certain of our vendors. We believe that we maintain positive and productive relationships with our suppliers and subcontractors.
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
In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction-defect related claims and litigation. However, there can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence, or building related claims; or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors. Please see Note 9 of notes to the consolidated financial statements in this Form 10-K for additional information.
Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers through our Mortgage Choice program. Approximately 92% of our fiscal 2022 customers elected to finance a portion of their home purchase.

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
Human Capital Resources
As of September 30, 2022, we employed 1,129 persons, of whom 272 were sales and marketing personnel and 294 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the independent subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements.

A safe and healthy working environment for our employees at every level of our organization is our highest priority. This begins with our health and safety audit system, which is designed to assist our employees in locating resources tailored for their specific employment responsibilities. We also conduct various safety-related inspections and training programs, such as daily visual inspections of our jobsites, weekly written safety inspections and bi-weekly “toolbox” talks with our trade partners. We have also increased our focus on employee wellness by expanding our program options to include a number of webinars, online classes, and virtual support groups. Upon the onset of the COVID-19 pandemic, we established a cross-functional taskforce and deployed enhanced IT resources to facilitate new processes and procedures to keep our teams informed with the most up to date information and create new work protocols to ensure the continued safety and health of our stakeholders, as well as the continuation of our business operations.
We believe that our employees are critical to our continued growth and success, and competition for qualified personnel is intense across our footprint. To remain competitive, we continue to focus on attracting and retaining qualified employees and providing them with comprehensive training and continuous development. In addition, we center our employee experience on engagement and work-life balance by offering a broad range of company-paid benefits and compensation packages, such as a 12-week parental leave and flexible time off program (with no accrual or maximum time away from work).
We are also committed to building an inclusive culture in which everyone feels welcome, respected, safe and valued. As we continue to progress in this area, we are reaching across all facets of our functional and operational areas. For example, in 2020, we implemented an ongoing inclusion and diversity learning program that is completed quarterly by every employee. As of September 30, 2022, women made up approximately 40.7% of our workforce and 31.5% of our managerial employees, with ethnic and racial minorities making up approximately 23.7% of our workforce and 15.2% of our managerial employees.
Charitable Giving
Across our Company, our team members are committed to supporting causes that make a difference. From local service activities to Company-wide initiatives, giving back is a central element of our culture, championed by passionate employees and embraced by partners who share our commitment to have a positive impact on the communities we serve. As part of our ongoing commitment to strengthen the communities we serve, we created a wholly-owned title insurance agency, Charity Title Agency. Charity Title Agency donates 100% of its net profits to charity. During the year ended September 30, 2022, Charity Title Agency made $1.5 million charitable contributions to Beazer Charity Foundation, our Company's philanthropic arm. Beazer Charity Foundation is a non-profit entity that provides donations to unrelated national and local non-profits and is managed by current employees of the Company.
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
Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. While housing market conditions remained robust and demand remained strong during the first half of fiscal 2022, during the second half of fiscal 2022, housing demand weakened due to a sharp increase in mortgage rates, the substantial increase in home prices experienced over the past two years, significant inflation in the broader economy, stock market volatility, and other macro-economic conditions, which have negatively impacted buyer sentiment and behavior. These economic uncertainties are out of our control and affect buyer sentiment and behavior, as well as the affordability of, and demand for, the homes we sell. These conditions also impact consumer confidence, upon which our business is highly dependent. Adverse changes in any of these conditions could decrease demand and pricing for our homes or result in customer cancellations of pending contracts, which could adversely affect the number of home sales we make or reduce home prices, either of which could result in a decrease in our revenues and earnings and adversely affect our financial condition and results of operations.
During periods of downturn in the homebuilding industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders, and increased incentives for home sales. In the event of a downturn, we would likely experience a material reduction in revenues and margins and our financial condition as well as our results of operations could be adversely affected.
Because almost all of our customers require mortgage financing, increases in interest rates would likely negatively affect the affordability of the homes we sell. In addition, reductions in mortgage availability or increases in the effective costs of owning a home could prevent our customers from buying our homes and adversely affect our business and financial results.
Substantially all of the purchasers of our homes finance their acquisition with mortgage financing. Over the past year, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and economic uncertainties, and it may raise them again. Increases in interest rates increase the costs of owning a home and have adversely affected the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in our revenues and earnings and adversely affect our financial condition.
The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration, and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. If these or other lenders’ borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it would likely make it more difficult for our customers to obtain acceptable financing, which would, in turn, adversely affect our business, financial condition and results of operations.

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
Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Increased competition could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our financial results could suffer and our ability to service our debt could be adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, many of our competitors have substantially greater financial resources, less leverage, and lower costs of funds and operations than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets.
Our business could be materially and adversely disrupted by an epidemic or pandemic (such as COVID-19), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
An epidemic, pandemic, or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our consolidated financial statements.
For example, our business and operations were significantly impacted by the COVID-19 pandemic and the corresponding actions taken by governmental authorities. While general economic conditions have improved and our operations have since normalized, we are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.
If COVID-19 or another public health emergency were to reemerge, we could again experience material disruptions in our operating environment, impairing our ability to sell and build homes in a typical manner, as occurred in during our 2020 fiscal year, or at all, due to, among other things, increased costs or decreased supply of building materials, reduced availability of subcontractors, employees, and other talent, as a result of infections or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts. This could result in our recognizing charges in future periods, which may be material, for inventory impairments or land option agreement abandonments, or both, related to our inventory assets.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net new orders, home closings, average selling prices, revenues, and profitability, and such impacts could be material to our consolidated financial statements. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Secured Revolving Credit Facility, our senior notes, and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
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
Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation rates in fiscal year 2022, we have experienced, and continue to experience, increases in the prices of land, labor, and materials.

An increase in cancellation rates will negatively impact our business and could lead to imprecise estimates related to homes to be delivered in the future (backlog).
Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer's existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If industry or economic conditions deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. For example, the cancellation rate increased significantly from the low teens in the first half of the fiscal year to 17.0% in fiscal third quarter and 32.8% in fiscal fourth quarter, resulting in a cancellation rate for the year ended September 30, 2022 was 17.6%, up from 11.1% in the prior year. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate our performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs, delay deliveries and could adversely affect our financial condition and results of operations.
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, changes in immigration laws and trends in labor migration, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Shortages of materials can be due to certain disruptions, such as natural disasters, civil or political unrest and conflicts (such as the ongoing conflict between Russia and Ukraine), trade disputes, difficulties in production or delivery or health issues like the COVID-19 pandemic. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters such as hurricanes or flooding as discussed more fully below. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional, and local economic and political factors. For example, government imposed tariffs and trade regulations on imported building supplies have, and in the future could have, significant impacts on the cost to construct our homes. Such measures limit our ability to control costs, which if we are not able to successfully offset such increased costs through higher sales prices, could adversely affect our margins on the homes we build.
Our long-term success depends on our ability to acquire finished lots and undeveloped land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could increase, perhaps substantially, which could adversely impact our financial condition and results of operations.
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
We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems, and other utilities, taxes, and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur additional pre-construction costs, and it may take longer for us to recover our costs, which could adversely affect our profitability and results of operations.

We could experience a reduction in home sales and revenues due to our inability to acquire and develop land for our communities if we are unable to obtain reasonably priced financing.
The homebuilding industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and to begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. If internally generated funds are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness that we may incur are limited by the terms of our existing debt. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have continued to experience significant volatility. If we are required to seek additional financing to fund our operations, the volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments, thereby limiting our anticipated growth and community count. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option agreements, we may incur contractual penalties and fees.
Natural disasters and other related events could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas.
The climates and geology of many of the states in which we operate, including California, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and certain mid-Atlantic states, present increased risks of natural disasters. To the extent that hurricanes, tornadoes, severe storms, heavy or prolonged precipitation, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. For example, in fiscal 2017 and 2018, Hurricanes Harvey, Irma and Florence disrupted our operations in Texas, Florida, North Carolina and South Carolina, which resulted in temporary reductions in sales and closings. In fiscal 2022, Hurricane Ian disrupted our operations in Florida, which resulted in temporary reductions in sales and closings. Natural disasters can also lead to increased competition for subcontractors, which can delay our progress even after the event has concluded. Additionally, and as discussed above, increased competition for skilled labor can lead to cost overruns, as we may have to incentivize the impacted region’s limited trade base to work on our homes. Finally, natural disasters and other related events may also temporarily impact demand, as buyers are not as willing to shop for new homes during or after the event. These risks could adversely affect our business, financial condition, and results of operations.
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
In addition, there is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts could result in restrictions on land development in certain areas or increased energy, transportation, and raw material costs that may adversely affect our financial condition and results of operations.

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
At any given time, we may be the subject of civil litigation that could require us to pay substantial damages or could otherwise have a material adverse effect on us.
While no current material lawsuits are pending, we may be subject to civil litigation regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of such lawsuits, or the effect that any adverse determinations the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages that may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to directors and certain officers.
Our insurance carriers may seek to rescind or deny coverage with respect to such lawsuits, or we may not have sufficient coverage under our insurance policies. If the insurance companies are successful in rescinding or denying coverage, or if we do not have sufficient coverage under our policies, our business, financial condition and results of operations could be materially adversely affected.
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

A builder's ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations and/or repose applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, thereby negatively impacting our financial condition and results of operations.
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
Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.
Terrorist attacks or acts of war against the United States or increased domestic or international instability could have an adverse effect on our operations.
Adverse developments in the war on terrorism, terrorist attacks against the United States or any outbreak or escalation of hostilities between the United States and/or any foreign power may cause disruption to the economy, our Company, our employees and our customers, which could negatively impact our financial condition and results of operations.
Information technology failures, cybersecurity breaches or data security breaches could harm our business.
We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Our computer systems, including our back-up systems and portable electronic devices, and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches including malware and phishing, cyberattacks, natural disasters, usage errors by our employees or contractors, and other related risks. As part of our normal business activities, we collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We share some of this information with third parties who assist us with certain aspects of our business. A significant and extended disruption of or breach of security related to our computer systems and back-up systems may result in business disruption, damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information, and require us to incur significant expense to remediate or otherwise resolve these issues including financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs and other competitive disadvantages. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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
Our Senior Notes, Secured Revolving Credit Facility, Senior Unsecured Revolving Credit Facility, letter of credit facilities and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.
Our senior notes, revolving credit facilities, letter of credit facilities and certain other debt impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on our assets. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under certain of our other debt agreements. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.
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

We currently have an immaterial amount of "built-in losses" in our assets, i.e., an excess tax basis over current fair market value, which may result in tax losses as such assets are sold. Those "built-in losses" could become significant in the future if market conditions worsen and our inventory is impaired. Net operating losses and tax credits generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Any net operating losses created during or after our fiscal 2019 may be carried forward indefinitely; however, the loss can only be utilized to offset 80% of taxable income generated in a tax year. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, we experienced an “ownership change” under Section 382 as of January 12, 2010. As a result of this previous “ownership change” for purposes of Section 382, our ability to use certain net operating loss carryforwards, tax credits and built-in losses or deductions in existence prior to the ownership change was limited by Section 382. We cannot predict or control the occurrence or timing of another ownership change in the future. If another ownership change were to occur, the limitations imposed by Section 382 could result in a material amount of our net operating loss carryforwards and tax credits expiring unused and, therefore, significantly impair the future value of our deferred tax assets.
Our certificate of incorporation prohibits certain transfers of our common stock that could result in an ownership change. In addition, we are party to a rights agreement intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. In February 2022, our stockholders approved an extension of these protective provisions in our certificate of incorporation and the rights agreement, which as a result are scheduled to expire on November 2025. Any extension of these protective provisions and our entry into a new rights agreement will require additional approval by our stockholders. We cannot guarantee that the requisite stockholder approvals will be obtained. In addition, neither the protective provisions nor the rights agreement offer a complete solution, and an ownership change may occur even if the protective provisions of our charter are extended and a new rights agreement is approved upon expiration. The protective provisions of our certificate of incorporation may not be enforceable against all stockholders and may not prevent all stock transfers that have the potential to cause a Section 382 ownership shift, and the rights agreement may deter, but ultimately may not block all transfers of our common stock that might result in an ownership change.
The realization of all or a portion of our deferred income tax assets (including net operating loss carryforwards and tax credits) is dependent upon the generation of future income during the statutory carryforward periods. Our inability to utilize our limited pre-ownership change net operating loss carryforwards, tax credits and recognized built-in losses or deductions, or the occurrence of a future ownership change and resulting additional limitations to these tax attributes, could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
•operating results that vary from the expectations of securities analysts and investors;
•announcements of strategic developments, acquisitions and other material events by us or our competitors; and
•changes in global financial markets and global economies and general market conditions, such as inflation, interest rates, commodity and equity prices and the value of financial assets.

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
•our ability to continue to acquire additional land or secure option agreements to acquire land on acceptable terms;
•conditions of the real estate market in areas where we operate and of the general economy;
•inventory impairments or other material write-downs;
•raw material and labor shortages;
•seasonal home buying patterns; and
•other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2022, we had under lease approximately 32,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease and own an aggregate of approximately 158,000 and 4,500 square feet of office space, respectively, for our divisional and other corporate operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
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
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 7, 2022, the last reported sales price of the Company's common stock on the NYSE was $11.21, and we had approximately 207 stockholders of record and 30,880,138 shares of common stock outstanding.
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2022, 2021 or 2020. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2022, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	27,507	$14.31	1,487,202
Issuer Purchases of Equity Securities
The following table summarizes the Company's common stock repurchases during the fourth fiscal quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2022 - July 31, 2022	—	$—	—	$47,467,968
August 1, 2022 - August 31, 2022	244,957	$14.69	244,957	$43,870,670
September 1, 2022 - September 30, 2022	149,903	$13.54	149,903	$41,840,522
(a) In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. As part of this new program, the Company repurchased 570 thousand shares of its common stock for $8.2 million at an average price per share of $14.33 during the year ended September 30, 2022 through open market transactions. All shares have been retired upon repurchase. The repurchase program has no expiration date.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2022 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2018 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder return.

		Fiscal Year Ended September 30,
		2018	2019	2020	2021	2022
◆	Beazer Homes USA, Inc.	56.03	79.51	70.44	92.05	51.60
■	S&P 500 Index	117.91	122.93	141.55	184.02	155.55
▲	S&P 500 Homebuilding Index	96.65	125.09	168.52	189.24	154.60
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read together with the sections entitled “Risk Factors,” and the financial statements and the accompanying notes included elsewhere in this Form 10-K.
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
Executive Overview and Outlook
Market Conditions
During the first half of fiscal 2022, housing market conditions remained robust and demand remained relatively strong despite the geopolitical environment and increasing affordability concerns due to the substantial increase in home prices over the past two years. However, during the second half of fiscal 2022, housing demand sharply weakened due to a rapid and substantial increase in mortgage rates, significant inflation in the broader economy, stock market volatility, and other macro-economic conditions, which have negatively impacted buyer sentiment and behavior. We expect these factors to continue to negatively impact demand in fiscal 2023. We believe, however, that the long-term housing market outlook remains positive, supported by a demographic shift towards homeownership, robust employment market, and a multimillion unit housing deficit that has accumulated over the past decade.
We are focused on making the necessary adjustments to adapt to the weak demand environment. For instance, our sales process involves continuous analysis of competitive market data, including pricing, features and incentives, which enables us to adjust pricing, incentives and specification levels to enhance affordability and respond to competitive dynamics and to best position each of our communities. In relation to land acquisition, we are more conservative in our underwriting of new land deals and will continue to attempt to renegotiate or terminate deals if a project no longer meets our stricter underwriting standards.
Like many other homebuilders, we continue to experience production challenges due to supply chain disruptions and tightness in labor markets. These factors have resulted in elongated construction cycle times and decreased backlog conversion. We have been proactively working with our suppliers and trade partners to address these issues and expect to see some improvements in fiscal 2023.
Balanced Growth Strategy
Fiscal 2022 represented significant progress towards the execution of our balanced growth strategy. We successfully reached our goal of reducing total debt below $1.0 billion. We believe our improvements in operating margin, land position and use of lot option agreements, together with a less-leveraged and more efficient balance sheet, have positioned us well for the headwinds we expect to encounter in fiscal 2023.
As we look to fiscal 2023, we are anticipating continuing weakness in both demand and pricing in the quarters ahead. During fiscal 2022, we made sizable improvement in our land position and share of lots controlled through option agreements. In fiscal 2023, we plan to continue to invest in land strategically and increase our use of lot option agreements to position ourselves for long-term growth, while focusing on the appropriate balance between pursuing growth opportunities, controlling risk and maintaining a strong liquidity position.
Overview of Results for Our Fiscal 2022
The following is a summary of our performance against certain key operating and financial metrics during fiscal 2022:
•During the year ended September 30, 2022, sales per community per month was 2.8 compared to 3.7 in the prior year, and our net new orders were 4,061, down 27.0% from 5,564 in the prior year. The decrease in sales pace is a reflection of the previously discussed macro-economic factors adversely impacting homebuyers. As we navigate the current environment, we are focused on balancing sales pace, incentives and price adjustments to maximize return on capital over time.

•As of September 30, 2022, our land position includes 25,170 controlled lots, up 14.5% from 21,987 as of September 30, 2021. Excluding land held for future development and land held for sale lots, we controlled 24,397 active lots, up 13.9% from the prior year. As of September 30, 2022, we had 13,312 lots, or 54.6% of our total active lots, under option agreements as compared to 9,992 lots controlled, or 46.6% of our total active lots, under option agreements as of September 30, 2021.
•ASP for homes closed during the year ended September 30, 2022 was $484.1 thousand, up 20.3% from $402.4 thousand in the prior year. The year-over-year increase in ASP on closings was impacted primarily by price appreciation due to strong demand and limited supply of homes. However, higher mortgage interest rates and softening demand may temper ASP growth in the future.
•Homebuilding gross margin for the fiscal year ended September 30, 2022 was 23.1%, up from 18.9% in the prior year. Homebuilding gross margin excluding impairments, abandonments, and interest for the fiscal year ended September 30, 2022 was 26.3%, up from 23.0% in the prior year. Our homebuilding gross margin has been driven by a favorable pricing environment, although softening demand may temper gross margin in the future.
•Cancellation rate for the fiscal year ended September 30, 2022 was 17.6%, up from 11.1% in the prior year. Cancellation rates increased significantly during the second half of the fiscal year due to the previously discussed unfavorable macro-economic factors.
•SG&A for the fiscal year ended September 30, 2022 was 10.9% of total revenue compared with 11.4% a year earlier. The decrease in SG&A as a percentage of revenue is primarily due to increased homebuilding revenue. The dollar amount of SG&A increased by $8.2 million, or 3.4%, primarily due to increased personnel expense. We remain focused on improving overhead cost management in relation to our revenue growth.
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
The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2022	1,141	1,291	925	704	4,061
2021	1,442	1,854	1,199	1,069	5,564
2020	1,251	1,661	1,372	2,009	6,293
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2022	1,019	1,078	1,043	1,616	4,756
2021	1,114	1,388	1,378	1,407	5,287
2020	1,112	1,277	1,366	1,737	5,492

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
$ in thousands	2022	2021	2020
Revenue:
Homebuilding	$2,302,520	$2,127,700	$2,116,910
Land sales and other	14,468	12,603	10,167
Total	$2,316,988	$2,140,303	$2,127,077
Gross profit (loss):
Homebuilding	$532,149	$401,720	$348,110
Land sales and other	5,358	2,535	(470)
Total	$537,507	$404,255	$347,640
Gross margin:
Homebuilding(a)	23.1%	18.9%	16.4%
Land sales and other(b)	37.0%	20.1%	(4.6)%
Total	23.2%	18.9%	16.3%
Commissions	$74,336	$80,125	$82,507
General and administrative expenses (G&A)	$177,320	$163,285	$170,386
SG&A (commissions plus G&A) as a percentage of total revenue	10.9%	11.4%	11.9%
G&A as a percentage of total revenue	7.7%	7.6%	8.0%
Depreciation and amortization	$13,360	$13,976	$15,640
Operating income	$272,491	$146,869	$79,107
Operating income as a percentage of total revenue	11.8%	6.9%	3.7%
Effective tax rate(c)	19.4%	15.0%	25.2%
Inventory impairments and abandonments	$2,963	$853	$2,903
Gain (loss) on extinguishment of debt, net	$309	$(2,025)	$—
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 26.3%, 23.0% and 21.0% for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit (loss) divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by income from continuing operations. Due to a variety of factors, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods. Our effective tax rate was impacted by, among other factors, tax credits of $12.1 million, $12.1 million and $0.9 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Please see Note 13 of the notes to our consolidated financial statements in this Form 10-K for details of significant items that impact our effective tax rate.

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
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020	2019	2018
Net income (loss)	$220,704	$122,021	$52,226	$(79,520)	$(45,375)
Expense (benefit) from income taxes	53,267	21,501	17,664	(37,245)	94,373
Interest amortized to home construction and land sales expenses and capitalized interest impaired	72,058	87,290	95,662	108,941	93,113
Interest expense not qualified for capitalization	—	2,781	8,468	3,109	5,325
EBIT	346,029	233,593	174,020	(4,715)	147,436
Depreciation and amortization	13,360	13,976	15,640	14,759	13,807
EBITDA	359,389	247,569	189,660	10,044	161,243
Stock-based compensation expense	8,478	12,167	10,036	10,526	10,258
(Gain) loss on extinguishment of debt	(309)	2,025	—	24,920	27,839
Inventory impairments and abandonments(a)	2,524	853	2,111	134,711	4,988
Litigation settlement in discontinued operations	—	120	1,260	—	—
Restructuring and severance expenses	—	(10)	1,317	—	—
Joint venture impairment and abandonment charges	—	—	—	—	341
Adjusted EBITDA	$370,082	$262,724	$204,384	$180,201	$204,669
(a) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2022	2021	2020	22 v 21	21 v 20	2022	2021	2020
West	2,437	3,233	3,589	(24.6)%	(9.9)%	18.4%	12.0%	16.5%
East	879	1,172	1,328	(25.0)%	(11.7)%	16.2%	9.6%	14.5%
Southeast	745	1,159	1,376	(35.7)%	(15.8)%	16.3%	10.2%	15.1%
Total	4,061	5,564	6,293	(27.0)%	(11.6)%	17.6%	11.1%	15.8%
Net new orders for the year ended September 30, 2022 decreased to 4,061, down 27.0% from the year ended September 30, 2021. The decrease in net new orders was driven primarily by a decrease in average active community count from 127 in the prior year to 120, a decrease in sales pace from 3.7 sales per community per month in the prior year to 2.8, and an increase in cancellation rates from 11.1% in the prior year to 17.6%. The decreases in sales pace and the increases in cancellation rates across reportable segments were primarily driven by the sharp increase in mortgage rates as well as the previously discussed other macro-economic factors adversely impacting homebuyers. During the second half of fiscal 2022, cancellation rates increased significantly from the low teens in the first half of the fiscal year to 17.0% in fiscal third quarter and 32.8% in fiscal fourth quarter, although when compared to beginning backlog, cancellations for fiscal third quarter and fiscal fourth quarter 2022 only represented 6.0% and 11.4% of the respective fiscal quarter's beginning backlog.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2022, 2021 and 2020:

	As of September 30,
	2022	2021	2020	22 v 21	21 v 20
Backlog Units:
West	1,257	1,653	1,365	(24.0)%	21.1%
East	410	611	624	(32.9)%	(2.1)%
Southeast	424	522	520	(18.8)%	0.4%
Total	2,091	2,786	2,509	(24.9)%	11.0%
Aggregate dollar value of homes in backlog (in millions)	$1,144.9	$1,284.0	$995.3	(10.8)%	29.0%
ASP in backlog (in thousands)	$547.5	$460.9	$396.7	18.8%	16.2%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Homes in backlog have historically been delivered within three to six months following commencement of construction. Ongoing supply chain disruptions, including the availability of certain materials and construction labor, has led to extended construction cycle times. While we are beginning to see improvements, we are still experiencing increased construction cycle times by an average of two to three months across our markets compared to the prior year. The aggregate dollar value of homes in backlog as of September 30, 2022 decreased 10.8% compared to the prior year due to a 24.9% decrease in backlog units, partially offset by an 18.8% increase in the ASP of homes in backlog.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
$ in thousands	2022	2021	2020	22 v 21	21 v 20	2022	2021	2020	22 v 21	21 v 20
West	$1,327,770	$1,110,208	$1,180,577	19.6%	(6.0)%	$468.7	$377.0	$368.2	24.3%	2.4%
East	555,598	565,989	476,167	(1.8)%	18.9%	514.4	477.6	455.7	7.7%	4.8%
Southeast	419,152	451,503	460,166	(7.2)%	(1.9)%	497.2	390.2	370.8	27.4%	5.2%
Total	$2,302,520	$2,127,700	$2,116,910	8.2%	0.5%	$484.1	$402.4	$385.5	20.3%	4.4%

	Closings
	2022	2021	2020	22 v 21	21 v 20
West	2,833	2,945	3,206	(3.8)%	(8.1)%
East	1,080	1,185	1,045	(8.9)%	13.4%
Southeast	843	1,157	1,241	(27.1)%	(6.8)%
Total	4,756	5,287	5,492	(10.0)%	(3.7)%
The increase in homebuilding revenue for fiscal 2022 as compared to fiscal 2021 is the result of an increase in ASP, partially offset by a decrease in closings.
The increase in ASP across all segments was primarily attributed to price appreciation due to strong demand, short supply of homes, and inflation. In the East segment, ASP changes were also impacted by a change in mix of closings between products and among communities within the markets as compared to the prior year period. On average, we anticipate that our ASP will continue to increase in the near-term as indicated by the ASP for homes in backlog as of September 30, 2022, although higher mortgage interest rates and softening demand may temper ASP growth in the future.
The decrease in closings was primarily due to a decrease in backlog conversion rates as a result of longer construction cycle times compared to the prior year. Among the three reportable segments, our Southeast segment has experienced the highest increase in construction cycle times by an average of 3.1 months, resulting in a significant decrease in backlog conversion rates and closings.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and in total. In addition, such amounts are presented excluding inventory impairments and abandonments and interest amortized to cost of sales (COS). Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs, and inventory impairments and abandonment charges).
Reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments, and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that this information assists investors in comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and level of debt. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.

$ in thousands	Fiscal Year Ended September 30, 2022
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit (Loss) excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$353,370	26.6%	$289	$353,659	26.6%	$—	$353,659	26.6%
East	137,937	24.8%	143	138,080	24.9%	—	138,080	24.9%
Southeast	104,341	24.9%	663	105,004	25.1%	—	105,004	25.1%
Corporate & unallocated(a)	(63,499)		—	(63,499)		71,619	8,120
Total homebuilding	$532,149	23.1%	$1,095	$533,244	23.2%	$71,619	$604,863	26.3%

$ in thousands	Fiscal Year Ended September 30, 2021
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$270,671	24.4%	$—	$270,671	24.4%	$—	$270,671	24.4%
East	125,928	22.2%	465	126,393	22.3%	—	126,393	22.3%
Southeast	98,525	21.8%	388	98,913	21.9%	—	98,913	21.9%
Corporate & unallocated(a)	(93,404)		—	(93,404)		87,037	(6,367)
Total homebuilding	$401,720	18.9%	$853	$402,573	18.9%	$87,037	$489,610	23.0%

$ in thousands	Fiscal Year Ended September 30, 2020
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit (Loss) excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$258,675	21.9%	$923	$259,598	22.0%	$—	$259,598	22.0%
East	98,446	20.7%	82	98,528	20.7%	—	98,528	20.7%
Southeast	87,935	19.1%	641	88,576	19.2%	—	88,576	19.2%
Corporate & unallocated(a)	(96,946)		—	(96,946)		94,844	(2,102)
Total homebuilding	$348,110	16.4%	$1,646	$349,756	16.5%	$94,844	$444,600	21.0%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.

Our homebuilding gross profit increased by $130.4 million to $532.1 million for the fiscal year ended September 30, 2022, compared to $401.7 million in the prior year. The increase in homebuilding gross profit was primarily driven by an increase in homebuilding revenue of $174.8 million and an increase in gross margin of 420 basis points to 23.1%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which increased by $0.2 million and interest amortized to homebuilding cost of sales which decreased by $15.4 million year-over-year (refer to Note 5 and Note 6 of the notes to the consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairments and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit increased by $115.3 million compared to the prior year while homebuilding gross margin increased by 330 basis points to 26.3%. The year-over-year improvement in gross margin for the fiscal year ending September 30, 2022 is primarily driven by lower sales incentives and pricing increases, although softening demand may temper gross margin in the future.
West Segment: Compared to the prior fiscal year, homebuilding gross profit increased by $82.7 million due to the increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 26.6%, up from 24.4% in the prior year. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
East Segment: Compared to the prior fiscal year, homebuilding gross profit increased by $12.0 million due to higher gross margin, partially offset by a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, increased to 24.9%, up from 22.3% in the prior year. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Southeast Segment: Compared to the prior fiscal year, homebuilding gross profit increased by $5.8 million due to higher gross margin, partially offset by a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, increased to 25.1%, up from 21.9% in the prior year. The increase in gross margin was driven primarily by lower sales incentives and pricing increases.
Measures of homebuilding gross profit and gross margin after excluding inventory impairments and abandonments, interest amortized to cost of sales, and other non-recurring items are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairments and abandonment charges for the Company and other homebuilders have been significant historically and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, as well as interest amortized to cost of sales and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management to compare operating results and to measure cash available for discretionary spending.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2022, our homebuilding gross margin was 23.1% and excluding interest and inventory impairments and abandonments, it was 26.3%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 3.4% of total closings during fiscal 2022:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	11.3%
Impact of interest amortized to COS related to these communities	2.4%
Pre-impairment turn gross margin, excluding interest amortization	13.7%
Impact of impairment turns	19.3%
Gross margin (post impairment turns), excluding interest amortization	33.0%
For further discussion of our impairment policies, refer to Note 2 and Note 5 of the notes to consolidated financial statements in this Form 10-K.
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

$ in thousands	Land Sales and Other Revenue
	2022	2021	2020	22 v 21	21 v 20
West	$3,783	$8,370	$2,762	(54.8)%	203.0%
East	5,149	3,846	1,457	33.9%	164.0%
Southeast	5,536	387	5,948	1,330.5%	(93.5)%
Total	$14,468	$12,603	$10,167	14.8%	24.0%

$ in thousands	Land Sales and Other Gross Profit (Loss)
	2022	2021	2020	22 v 21	21 v 20
West	$734	$2,330	$417	(68.5)%	458.8%
East	4,206	440	111	855.9%	296.4%
Southeast	984	73	200	1,247.9%	(63.5)%
Corporate and unallocated(a)	(566)	(308)	(1,198)	(83.8)%	74.3%
Total	$5,358	$2,535	$(470)	111.4%	639.4%
(a) Includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
To further support our efforts to improve capital efficiency, we continued to focus on closing a number of land sales for land positions that did not fit within our strategic plans. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020	22 v 21	21 v 20
West	$253,961	$181,303	$161,786	$72,658	$19,517
East	102,146	84,630	56,319	17,516	28,311
Southeast	68,726	57,581	40,746	11,145	16,835
Corporate and Unallocated(a)	(152,342)	(176,645)	(179,744)	24,303	3,099
Operating income	$272,491	$146,869	$79,107	$125,622	$67,762
(a) Includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income increased by $125.6 million to $272.5 million for the year ended September 30, 2022, compared to operating income of $146.9 million for year ended September 30, 2021, primarily driven by the previously discussed increase in gross profit, partially offset by an increase in SG&A expense. The dollar amount of SG&A increased by $8.2 million, or 3.4%, primarily due to increased personnel expense. Additionally, SG&A as a percentage of total revenue decreased year-over-year by 50 basis points from 11.4% to 10.9% primarily due to the increase in homebuilding revenue.
West Segment: The $72.7 million increase in operating income compared to the prior year was primarily due to the increase in gross profit previously discussed, partially offset by higher commissions expense on higher homebuilding revenue, higher sales and marketing expenses, and higher other G&A expenses in the segment.
East Segment: The $17.5 million increase in operating income compared to the prior year was primarily due to the increase in gross profit previously discussed and lower commissions expense on lower homebuilding revenue in the segment. This increase to operating income is partially offset by higher sales and marketing expenses and higher other G&A expenses in the segment.
Southeast Segment: The $11.1 million increase in operating income compared to the prior year was primarily due to the increase in gross profit previously discussed and lower commissions expense on lower homebuilding revenue. This increase to operating income is partially offset by higher sales and marketing expenses and higher other G&A expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2022, corporate and unallocated net expenses decreased by $24.3 million from the prior fiscal year, primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales, partially offset by higher G&A costs.
Below operating income, we had two noteworthy fluctuations between fiscal 2022 and fiscal 2021 as follows: (1) we experienced an increase in other income and expense, net, as we had no interest expense not qualified for capitalization during fiscal 2022 compared to $2.8 million during fiscal 2021, and (2) we recorded a gain on extinguishment of debt of $0.3 million during fiscal 2022 compared to a loss on extinguishment of debt of $2.0 million in fiscal 2021. See Note 6 and Note 7 of the notes to our consolidated financial statements in this Form 10-K for further discussion of these items.
Income Taxes
We recognized income tax expense from continuing operations of $53.3 million for the fiscal year ended September 30, 2022, compared to income tax expense from continuing operations of $21.5 million and $18.0 million for our fiscal years ended September 30, 2021 and 2020, respectively. Income tax expense in our fiscal 2022, 2021 and 2020 primarily resulted from income generated in the fiscal year and permanent book/tax differences, partially offset by the generation of additional federal tax credits. Refer to Note 13 of the notes to the consolidated financial statements in this Form 10-K for a further discussion of our income taxes.

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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

in thousands	2022	2021	2020
Cash provided by operating activities	$81,074	$31,656	$289,095
Cash used in investing activities	(14,709)	(14,189)	(10,164)
Cash used in financing activities	(88,680)	(85,852)	(59,197)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(22,315)	$(68,385)	$219,734
Operating Activities
Net cash provided by operating activities was $81.1 million for the fiscal year ended September 30, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by income before income taxes of $274.0 million, which included $24.0 million of non-cash charges, a net decrease in non-inventory working capital of $14.5 million, partially offset by an increase in inventory of $231.4 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash provided by operating activities was $31.7 million during the fiscal year ended September 30, 2021, primarily driven by income before income taxes of $143.5 million, which included $28.1 million of non-cash charges, a net decrease in non-inventory working capital of $7.6 million, and a decrease in inventory of $147.5 million as a result of home sales, partially offset by land acquisition, land development, and house construction spending to support continued growth.
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2022 and 2021 was $14.7 million and 14.2 million, respectively, primarily driven in both periods by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities was $88.7 million for the fiscal year ended September 30, 2022 primarily driven by repayment of the Senior Unsecured Term Loan (the Term Loan), repurchases of a portion of our 2025 and 2027 Senior Notes, common stock repurchases under our share repurchase program, and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $85.9 million during the fiscal year ended September 30, 2021 primarily driven by installment payment of the Senior Unsecured Term Loan (the Term Loan), partial extinguishment of our 2027 Senior Notes, the payment of cash for debt issuance costs, and tax payments for stock-based compensation awards vesting.
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. As of September 30, 2022, no borrowings were outstanding under the Facility, and after accounting for outstanding letters of credit under the Facility, there was a remaining capacity of $244.5 million.
On October 13, 2022, the Company entered into a Senior Unsecured Revolving Credit Facility (the “New Unsecured Facility”). The New Unsecured Facility replaces the Secured Revolving Credit Facility, and the Company expects to use the proceeds from the New Unsecured Facility for general corporate purposes. The New Unsecured Facility provides for a revolving credit facility with borrowing capacity up to $265.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the New Unsecured Facility by up to $135.0 million for a maximum of $400.0 million. The New Unsecured Facility terminates on October 13, 2026 (the “Termination Date”), and the Company may borrow, repay and reborrow amounts under the New Unsecured Facility until the Termination Date. See Note 8 of the notes to the consolidated financial statements in this Form 10-K for additional details related to the New Unsecured Facility.

We have also entered into a number of stand-alone, cash-secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $29.7 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $31.5 million.
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
Financial Position
As of September 30, 2022, we had $459.1 million of available liquidity, including $214.6 million in cash and cash equivalents and $244.5 million of remaining capacity under our $250.0 million Secured Revolving Credit Facility, which was subsequently replaced and expanded by the new $265.0 million Senior Unsecured Revolving Credit Facility as noted above.
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
At times, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire.
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

	As of September 30,
in thousands	2022	2021
Due from non-guarantor subsidiary	$3,145	$1,532
Total assets	$2,245,160	$2,075,518
Total liabilities	$1,312,185	$1,353,734

	Fiscal Year Ended September 30,
in thousands	2022	2021
Total revenues	$2,312,307	$2,137,976
Gross profit	$533,942	$402,646
Income from continuing operations	$219,898	$120,571
Net income	$219,884	$121,372

Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In July 2022, S&P reaffirmed the Company’s corporate credit rating of B and the Company's positive outlook. In October 2022, Moody's upgraded the ratings for our senior unsecured notes from B3 to B2, reaffirmed the Company's issuer corporate family rating of B2 and returned the Company's outlook from stable to positive. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. As part of this new program, the Company repurchased 570 thousand shares of its common stock for $8.2 million at an average price per share of $14.33 during the year ended September 30, 2022 through open market transactions. No share repurchases were made during fiscal year 2021. During the year ended September 30, 2020, the Company repurchased approximately 362 thousand shares of its common stock for $3.3 million at an average price per share of $9.20 through open market transactions, including 10b5-1 plans. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal years ended September 30, 2022 and 2020 was $8.2 million and $3.3 million, respectively. As of September 30, 2022, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2022, 2021 or 2020.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of September 30, 2022, we controlled 25,170 lots, which includes 272 lots of land held for future development and 501 lots of land held for sale. Of the 24,397 total active lots, we owned 11,085, or 45.4%, of these lots and the remaining 13,312 of these lots, or 54.6%, were under option agreements, primarily through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a certain price. In comparison, we controlled 9,992 lots, or 46.6% of our total active lot position, through option agreements as of September 30, 2021. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $142.4 million as of September 30, 2022. The total remaining purchase price, net of cash deposits, committed under all options was $827.6 million as of September 30, 2022. Subject to market conditions and our liquidity, we plan to further expand our use of option agreements to supplement our owned inventory supply.
We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our option agreements. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
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
Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. As of September 30, 2022, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 2 and Note 4 of the notes to the consolidated financial statements in this Form 10-K for more information.
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $35.2 million and $279.6 million, respectively, as of September 30, 2022, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2022:

	Payments Due by Period
in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes and junior subordinated notes(a)	$1,019,223	$—	$211,195	$357,255	$450,773
Interest commitments under senior notes and junior subordinated notes(b)	399,154	65,892	131,784	103,273	98,205
Obligations related to lots under option	827,600	386,844	368,458	61,954	10,344
Operating leases	12,357	3,799	4,987	2,345	1,226
Uncertain tax positions(c)	—	—	—	—	—
Total	$2,258,334	$456,535	$716,424	$524,827	$560,548
(a) For a listing of our borrowings, refer to Note 8 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2022.
(c) Based on its current inventory of uncertain tax positions and tax carryforward attributes, the Company does not expect a cash settlement of unrecognized tax benefits related to uncertain tax positions in future years. See Note 13 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits related to uncertain tax positions as of September 30, 2022.
We had outstanding letters of credit and surety bonds of $35.2 million and $279.6 million, respectively, as of September 30, 2022, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
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
At September 30, 2022, our warranty reserve was $13.9 million, reflecting an accrual range of 0.3% to 1.0% of total revenue recognized for each home closed depending on our loss history in the division in which the home was built. A ten basis point increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $2.5 million as of September 30, 2022.
There were no material changes in assumptions in calculating our reserve balance for the year ended September 30, 2022.
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
In fiscal 2022, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including significant increases in our current earnings, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, significant increases in mortgage interest rates, and weakened housing demand.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2022, we had variable-rate debt outstanding, totaling approximately $72.3 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2022 was $753.3 million, compared to a carrying value of $911.2 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $753.3 million to $784.2 million as of September 30, 2022.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2022	September 30, 2021
ASSETS
Cash and cash equivalents	$214,594	$246,715
Restricted cash	37,234	27,428
Accounts receivable (net of allowance of $284 and $290, respectively)	35,890	25,685
Income tax receivable	9,606	9,929
Owned inventory	1,737,865	1,501,602
Investments in unconsolidated entities	964	4,464
Deferred tax assets, net	156,358	204,766
Property and equipment, net	24,566	22,885
Operating lease right-of-use assets	9,795	12,344
Goodwill	11,376	11,376
Other assets	13,715	11,616
Total assets	$2,251,963	$2,078,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$143,641	$133,391
Operating lease liabilities	11,208	14,154
Other liabilities	174,388	152,351
Total debt (net of debt issuance costs of $7,280 and $8,983, respectively)	983,440	1,054,030
Total liabilities	1,312,677	1,353,926
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 30,880,138 issued and outstanding and 31,294,198 issued and outstanding, respectively)	31	31
Paid-in capital	859,856	866,158
Retained earnings (accumulated deficit)	79,399	(141,305)
Total stockholders’ equity	939,286	724,884
Total liabilities and stockholders’ equity	$2,251,963	$2,078,810
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2022	2021	2020
Total revenue	$2,316,988	$2,140,303	$2,127,077
Home construction and land sales expenses	1,776,518	1,735,195	1,776,534
Inventory impairments and abandonments	2,963	853	2,903
Gross profit	537,507	404,255	347,640
Commissions	74,336	80,125	82,507
General and administrative expenses	177,320	163,285	170,386
Depreciation and amortization	13,360	13,976	15,640
Operating income	272,491	146,869	79,107
Equity in income of unconsolidated entities	521	594	347
Gain (loss) on extinguishment of debt, net	309	(2,025)	—
Other income (expense), net	668	(1,712)	(8,165)
Income from continuing operations before income taxes	273,989	143,726	71,289
Expense from income taxes	53,271	21,546	17,973
Income from continuing operations	220,718	122,180	53,316
Loss from discontinued operations, net of tax	(14)	(159)	(1,090)
Net income	$220,704	$122,021	$52,226
Weighted-average number of shares:
Basic	30,432	29,954	29,704
Diluted	30,796	30,437	29,948
Basic income (loss) per share:
Continuing operations	$7.25	$4.08	$1.80
Discontinued operations	—	(0.01)	(0.04)
Total	$7.25	$4.07	$1.76
Diluted income (loss) per share:
Continuing operations	$7.17	$4.01	$1.78
Discontinued operations	—	—	(0.04)
Total	$7.17	$4.01	$1.74
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	(Accumulated Deficit) Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2019	30,933	$31	$854,275	$(315,552)	$538,754
Net income and comprehensive income	—	—	—	52,226	52,226
Stock-based compensation expense	—	—	10,036	—	10,036
Stock option exercises	52	—	226		226
Shares issued under employee stock plans, net	588	—	—	—	—
Forfeiture and other settlements of restricted stock	(26)	—	(2,058)	—	(2,058)
Common stock redeemed for tax liability	(173)	—	(2,686)	—	(2,686)
Share repurchases	(362)	—	(3,327)	—	(3,327)
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	122,021	122,021
Stock-based compensation expense	—	—	12,167	—	12,167
Stock option exercises	198	—	569	—	569
Shares issued under employee stock plans, net	417	—	—	—	—
Forfeiture and other settlements of restricted stock	(29)	—	—	—	—
Common stock redeemed for tax liability	(304)	—	(3,044)	—	(3,044)
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	220,704	220,704
Stock-based compensation expense	—	—	8,478	—	8,478
Stock option exercises	1	—	5	—	5
Shares issued under employee stock plans, net	518	—	—	—	—
Forfeiture and other settlements of restricted stock	(55)	—	—	—	—
Common stock redeemed for tax liability	(308)	—	(6,631)	—	(6,631)
Share repurchases	(570)	—	(8,154)	—	(8,154)
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Cash flows from operating activities:
Net income	$220,704	$122,021	$52,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,360	13,976	15,640
Stock-based compensation expense	8,478	12,167	10,036
Inventory impairments and abandonments	2,963	853	2,903
Deferred and other income tax expense	53,267	21,501	17,664
Gain on sale of fixed assets	(332)	(392)	(335)
Change in allowance for doubtful accounts	(6)	(68)	54
Equity in income of unconsolidated entities	(521)	(594)	(347)
Cash distributions of income from unconsolidated entities	380	132	306
(Gain) loss on extinguishment of debt, net	(309)	2,025	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,199)	(5,800)	6,524
Decrease in income tax receivable	—	460	315
(Increase) decrease in inventory	(231,445)	(147,511)	154,865
(Increase) decrease in other assets	(2,620)	(1,922)	3
Increase in trade accounts payable	10,250	1,199	1,040
Increase in other liabilities	17,104	13,609	28,201
Net cash provided by operating activities	81,074	31,656	289,095
Cash flows from investing activities:
Capital expenditures	(15,048)	(14,645)	(10,642)
Proceeds from sale of fixed assets	339	456	478
Net cash used in investing activities	(14,709)	(14,189)	(10,164)
Cash flows from financing activities:
Repayment of debt	(73,900)	(82,476)	(51,150)
Repayment of borrowings from credit facility	(195,000)	—	(390,000)
Borrowings from credit facility	195,000	—	390,000
Debt issuance costs	—	(901)	(202)
Repurchase of common stock	(8,154)	—	(3,327)
Tax payments for stock-based compensation awards	(6,631)	(3,044)	(2,686)
Stock option exercises and other financing activities	5	569	(1,832)
Net cash used in financing activities	(88,680)	(85,852)	(59,197)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,315)	(68,385)	219,734
Cash, cash equivalents, and restricted cash at beginning of period	274,143	342,528	122,794
Cash, cash equivalents, and restricted cash at end of period	$251,828	$274,143	$342,528
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
Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value at an affordable price, delivered through our three strategic pillars discussed previously, while seeking to maximize our return on invested capital over the course of a housing cycle.
(2) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Consolidation
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
Our fiscal year 2022 began on October 1, 2021 and ended on September 30, 2022. Our fiscal year 2021 began on October 1, 2020 and ended on September 30, 2021. Our fiscal year 2020 began on October 1, 2019 and ended on September 30, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2022, the majority of our cash and cash equivalents were on demand deposits with major banks. These assets were valued at par and had no withdrawal restrictions. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 8).
Accounts Receivable and Allowance
Accounts receivable include escrow deposits to be received from title companies associated with closed homes, receivables from municipalities related to the development of utilities or other infrastructure, land banker reimbursements to be received related to land development costs, rebates to be received from our suppliers and other miscellaneous receivables. Generally, we receive cash from title companies within a few days of the home being closed. We regularly review our receivable balances for collectability and record an allowance for expected credit losses.
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
We assess our projects in progress inventory for indicators of impairment at the community level on a quarterly basis. We evaluate, among other things, the average sales price and margins on recent home closings, homes in backlog and expected future home sales for each community. If indicators of impairment are present for a community with more than ten homes remaining to close, we perform a recoverability test by comparing the expected undiscounted cash flows for the community to its carrying value. This undiscounted cash flow analysis requires important assumptions including, among other things, the current and future home sale prices, margins and the pace of closings to occur in the future. For those communities whose carrying values exceed the aggregate undiscounted cash flows, we perform a discounted cash flow analysis to determine the fair value of the community, and impairment charges are recorded if the fair value of the community's inventory is less than its carrying value.
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

Lot Option Agreements and Variable Interest Entities (VIE)
In addition to purchasing land directly, we utilize lot option agreements that enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option agreements require a non-refundable cash deposit, irrevocable letter of credit or surety bond based on a percentage of the purchase price of the land for the right to acquire lots during a specified period at a specified price. Purchase of the properties under these agreements is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option agreements, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred. If the Company cancels a lot option agreement, it would result in a write-off of the related deposits and pre-acquisition costs, but would not expose the Company to the overall risks or losses of the applicable entity we are purchasing from. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option agreements. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of September 30, 2022 and 2021:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred(a)	Remaining Obligation, Net of Cash Deposits
As of September 30, 2022
Unconsolidated lot option agreements	$142,433	$827,600
As of September 30, 2021
Unconsolidated lot option agreements	$114,688	$676,149
(a) Amount is included as a component of land under development within our owned inventory in the consolidated balance sheet.
In accordance with Accounting Standards Codification (ASC) Topic 810, Consolidation (ASC 810), if the entity holding the land under option is a variable VIE, the Company's deposit represents a variable interest in that entity. ASC 810 requires a company consolidate a VIE if the company is determined to be the primary beneficiary. To determine whether we are the primary beneficiary of the VIE, we first evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, (1) the ability to determine the budget and scope of land development work, if any; (2) the ability to control financing decisions for the VIE; (3) the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer; and (4) the ability to change or amend the existing option agreement with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE's losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE's expected gains.
If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of option deposits already paid, to consolidated inventory not owned with an offsetting increase to obligations related to consolidated inventory not owned on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as consolidated inventory not owned. No VIEs required consolidation as of September 2022 and 2021 because we have determined that we were not the primary beneficiary of any VIEs.

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
Property and Equipment, Net
Our property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis based on estimated useful lives as follows:

Asset Class	Useful Lives
Buildings and improvements	25 - 30 years
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture, fixtures and computer and office equipment	3 - 7 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets from the businesses that we acquire. The Company's entire goodwill balance is recorded in our Southeast reportable segment. The Company evaluates goodwill for impairment at the reporting unit level annually during the fourth quarter or more often if indicators of impairment exist.
The Company has the option to perform a qualitative or quantitative assessment to determine whether the fair value of a reporting unit exceeds its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is more likely than not that the fair value of the reporting unit is less than the carrying value, then a quantitative assessment is performed.
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
During the fourth quarter of 2022, the Company performed its annual goodwill impairment analysis and concluded our goodwill was not impaired.
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
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in ASC Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream:

	Fiscal Year Ended
	September 30,
in thousands	2022	2021	2020
Homebuilding revenue	$2,302,520	$2,127,700	$2,116,910
Land sales and other revenue	14,468	12,603	10,167
Total revenue(a)	$2,316,988	$2,140,303	$2,127,077
(a) Please see Note 18 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $34.3 million and $28.5 million as of September 30, 2022 and 2021, respectively. Of the customer liabilities outstanding as of September 30, 2021, $26.3 million was recognized in revenue during the year ended September 30, 2022, upon closing of the related homes, and $1.2 million was refunded to or forfeited by the buyer.
Land sales and other revenue
Land sales revenue relates to land that does not fit within our homebuilding programs and strategic plans. Land sales typically require cash consideration on the closing date, which is generally when performance obligations are satisfied. We also provide title examinations for our homebuyers in certain markets. Revenues associated with our title operations are recognized when closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed.

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
Sales discounts and incentives include discounts on home prices, discounts on home building options and option upgrades, and seller-paid financing or closing costs. Home price discounts and option discounts are accounted for as a reduction in the sale price of the home, thereby decreasing the amount of revenue we recognize on that closing. All other sales incentives are recognized as a cost of selling the home and are included in home construction expenses.
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
Advertising Costs
Advertising costs related to continuing operations of $14.4 million, $14.0 million and $15.9 million for our fiscal years 2022, 2021 and 2020, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses in the consolidated statements of operations.
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
Recent Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and all entities may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact but do not expect that the adoption of ASU 2020-04 will have a material impact on our consolidated financial statements and related disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the consolidated balance sheets and consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Supplemental disclosure of non-cash activity:
Beginning operating lease right-of-use assets (ASC 842 adoption)(a)	$—	$—	$13,895
Beginning operating lease liabilities (ASC 842 adoption)(a)	$—	$—	$16,028
Increase in operating lease right-of-use assets(b)	$835	$2,905	$3,104
Increase in operating lease liabilities(b)	$835	$2,905	$3,104
Derecognition of investment in unconsolidated entities(c)	$3,641	$—	$—
Supplemental disclosure of cash activity:
Interest payments	$70,132	$74,171	$71,888
Income tax payments	$4,216	$3,462	$546
Tax refunds received	$—	$1,078	$315
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$214,594	$246,715	$327,693
Restricted cash	37,234	27,428	14,835
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$251,828	$274,143	$342,528
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
(b) Represents leases renewed or additional leases commenced during the fiscal years ended September 30, 2022, 2021 and 2020.
(c) Represents the derecognition of investment in unconsolidated entities associated with the carrying value of previously held interest in Imagine Homes upon the acquisition of substantially all of the assets of Imagine Homes during the quarter ended June 30, 2022. Refer to Note 4 for further discussion.

(4) Investments in Unconsolidated Entities
Unconsolidated Entities
As of September 30, 2022, the Company participated in certain joint ventures and had investments in unconsolidated entities in which it had less than a controlling interest. The following table presents the Company's investment in these unconsolidated entities as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2022 and 2021:

in thousands	September 30, 2022	September 30, 2021
Investment in unconsolidated entities	$964	$4,464
Total equity of unconsolidated entities	$1,564	$7,316
Total outstanding borrowings of unconsolidated entities	$—	$12,708
On May 20, 2022, the Company acquired substantially all of the assets of Imagine Homes, a private San Antonio-based homebuilder. For the past 16 years, Beazer has held a one-third ownership stake in Imagine Homes, recorded as an investment in unconsolidated entities on the consolidated balance sheet. The transaction was deemed an asset acquisition under the guidance of ASC Topic 805-50, Business Combinations - Related Issues. The Company accounted for the asset acquisition following the cost accumulation model, whereby the sum of the carrying value of the previously held interest, additional consideration paid and transaction costs were allocated to the acquired assets on a relative fair value basis. The reduction in balances of the Company's investment in unconsolidated entities, total equity and outstanding borrowings of unconsolidated entities reflects the Imagine Homes transaction.
Equity in income from unconsolidated entity activities included in income from continuing operations is as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Equity in income of unconsolidated entities	$521	$594	$347
For the fiscal years ended September 30, 2022, 2021 and 2020, there were no impairments related to investments in unconsolidated entities.
Guarantees
Historically, the Company's joint ventures typically obtained secured acquisition, development, and construction financing. In addition, the Company and its joint venture partners provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2022 and 2021, the Company had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
The Company and its joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. These indemnities obligate the Company to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During our fiscal years ended September 30, 2022 and 2021, the Company was not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees, and the financial condition of the applicable unconsolidated entities. In addition, the fair value of the collateral of unconsolidated entities is monitored to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of September 30, 2022, no liability was recorded for the contingent aspects of any guarantees that were determined to be reasonably possible but not probable.

(5) Owned Inventory
The components of our owned inventory are as follows as of September 30, 2022 and 2021:

in thousands	September 30, 2022	September 30, 2021
Homes under construction	$785,742	$648,283
Land under development	731,190	648,404
Land held for future development	19,879	19,879
Land held for sale	15,674	9,179
Capitalized interest	109,088	106,985
Model homes	76,292	68,872
Total owned inventory	$1,737,865	$1,501,602
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of September 30, 2022, we had 2,688 homes under construction, including 887 spec homes totaling $246.5 million (793 in-process spec homes totaling $208.7 million, and 94 finished spec homes totaling $37.8 million). As of September 30, 2021, we had 2,912 homes under construction, including 576 spec homes totaling $116.4 million 542 in-process spec homes totaling $105.2 million, and 34 finished spec homes totaling $11.2 million).
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

Total owned inventory by reportable segment is presented in the table below as of September 30, 2022 and 2021:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2022
West	$934,309	$3,483	$14,998	$952,790
East	313,613	10,888	—	324,501
Southeast	284,424	5,508	676	290,608
Corporate and unallocated(b)	169,966	—	—	169,966
Total	$1,702,312	$19,879	$15,674	$1,737,865
September 30, 2021
West	$781,036	$3,483	$4,478	$788,997
East	264,991	10,888	584	276,463
Southeast	269,738	5,508	4,117	279,363
Corporate and unallocated(b)	156,779	—	—	156,779
Total	$1,472,544	$19,879	$9,179	$1,501,602
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
The following table presents, by reportable segment, our total impairments and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Land Held for Sale:
West	$1,303	$—	$89
Southeast	—	—	8
Corporate and unallocated(a)	565	—	1,160
Total impairment charges on land held for sale	$1,868	$—	$1,257
Abandonments:
West	$289	$—	$923
East	143	465	82
Southeast	663	388	641
Total abandonments charges	$1,095	$853	$1,646
Total impairments and abandonment charges	$2,963	$853	$2,903
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
No project in progress impairments were recognized during the fiscal years ended September 30, 2022, 2021 and 2020.

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
During the fiscal year ended September 30, 2022, we recognized $1.9 million land held for sale impairment charges related to two held for sale communities in the West segment. No land held for sale impairment charges were recognized during the fiscal year ended September 30, 2021. During the fiscal year ended September 30, 2020, we recognized $1.3 million land held for sale impairment charges related to two held for sale communities: one in the West segment and one in the Southeast segment.
Abandonments
From time-to-time, we may determine to abandon lots or not exercise certain option agreements that are not projected to produce adequate results or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the deposit amount and any related capitalized costs in the period such decision is made. During the fiscal years ended September 30, 2022, 2021 and 2020, we recognized $1.1 million, $0.9 million and 1.6 million in abandonment charges, respectively.
(6) Interest
Interest capitalized during the fiscal years ended September 30, 2022, 2021 and 2020 was limited by the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Capitalized interest in inventory, beginning of period	$106,985	$119,659	$136,565
Interest incurred	74,161	77,397	87,224
Capitalized interest impaired	(439)	—	(792)
Interest expense not qualified for capitalization and included as other expense(a)	—	(2,781)	(8,468)
Capitalized interest amortized to home construction and land sales expenses(b)	(71,619)	(87,290)	(94,870)
Capitalized interest in inventory, end of period	$109,088	$106,985	$119,659
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
(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2022 and 2021:

in thousands	September 30, 2022	September 30, 2021
Model furnishings and sales office improvements	$22,544	$19,617
Information systems	23,074	18,628
Furniture, fixtures and office equipment	11,019	10,613
Leasehold improvements	4,124	4,279
Buildings and improvements	1,671	1,671
Property and equipment, gross	62,432	54,808
Less: Accumulated depreciation	(37,866)	(31,923)
Property and equipment, net	$24,566	$22,885

(8) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of September 30, 2022 and 2021:

in thousands	Maturity Date	September 30, 2022	September 30, 2021
Senior Unsecured Term Loan	September 2022	$—	$50,000
6.750% Senior Notes (2025 Notes)	March 2025	211,195	229,555
5.875% Senior Notes (2027 Notes)	October 2027	357,255	363,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(7,280)	(8,983)
Total Senior Notes, net		911,170	983,827
Junior Subordinated Notes (net of unamortized accretion of $28,503 and $30,570 , respectively)	July 2036	72,270	70,203
Secured Revolving Credit Facility	February 2024(a)	—	—
Total debt, net		$983,440	$1,054,030
(a) The Secured Revolving Credit Facility was scheduled to mature in February 2024; however, it was terminated early in conjunction with the Company entering into the new Senior Unsecured Revolving Credit Facility. Refer to below for further discussion.
As of September 30, 2022, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
in thousands
2023	$—
2024	—
2025	211,195
2026	—
2027	357,255
Thereafter	450,773
Total	$1,019,223
Secured Revolving Credit Facility
The Secured Revolving Credit Facility provides working capital and letter of credit capacity of $250.0 million. The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility were secured by liens on substantially all of our personal property and a significant portion of our owned real property. We also pledged approximately $1.06 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit (in addition to the letters of credit already issued under the Facility, if any).
As of September 30, 2022 and 2021, no borrowings were outstanding under the Facility. As of September 30, 2022, we had letters of credit outstanding of $5.5 million under the Facility, resulting in a remaining capacity of $244.5 million. We had no letters of credit outstanding under the Facility as of September 30, 2021. The Facility requires compliance with certain covenants, including negative covenants and financial covenants. As of September 30, 2022, the Company believes it was in compliance with all such covenants.
New Senior Unsecured Revolving Credit Facility
On October 13, 2022, the Company entered into a Senior Unsecured Revolving Credit Facility (the “New Unsecured Facility”). The New Unsecured Facility replaces the Secured Revolving Credit Facility, and the Company expects to use the proceeds from the New Unsecured Facility for general corporate purposes.
The New Unsecured Facility provides for a revolving credit facility with borrowing capacity up to $265.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the New Unsecured Facility by up to $135.0 million for a maximum of $400.0 million. The New Unsecured Facility terminates on October 13, 2026 (the “Termination Date”), and the Company may borrow, repay and reborrow amounts under the New Unsecured Facility until the Termination Date.

Obligations of the Company under the New Unsecured Facility are jointly and severally guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, excluding, among others, certain specified unrestricted subsidiaries.
The New Unsecured Facility contains customary financial covenants, including (i) a maximum leverage ratio, (ii) a minimum liquidity test, (iii) a minimum interest coverage ratio and (iv) a minimum net worth test. In addition, the New Unsecured Facility contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. The New Unsecured Facility also contains representations and warranties and event of default provisions customary for a transaction of this type.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2022 and 2021, the Company had letters of credit outstanding under these additional facilities of $29.7 million and $21.8 million, respectively, all of which were secured by cash collateral in restricted accounts totaling $31.5 million and $22.3 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes
The Company's Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a wholly owned subsidiary of Beazer Homes.
All unsecured Senior Notes rank equally in right of payment with all existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes, but are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable indenture.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of September 30, 2022.
During the fiscal year ended September 30, 2022, we repurchased $6.0 million of our outstanding 2027 Notes and $18.4 million of our outstanding 2025 Notes using cash on hand, resulting in a gain on extinguishment of debt of $0.3 million.
During the fiscal year ended September 30, 2021, we repurchased $30.7 million of our outstanding 2027 Notes using cash on hand, resulting in a loss on extinguishment of debt of $2.0 million.
During the fiscal year ended September 30, 2020, we made no repurchases of Senior Notes and thus, no gain or loss on extinguishment of debt was recognized.

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
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of September 30, 2022. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 5.23% as of September 30, 2022. The obligations relating to these notes were subordinated to the Facility and the Senior Notes, and they are now subordinated to the New Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes and recorded them at their then estimated fair value. Over the remaining life of the restructured notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2022, the unamortized accretion was $28.5 million and will be amortized over the remaining life of the restructured notes. The remaining $25.8 million of these notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million restructured notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of September 30, 2022, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.

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
In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction-defect related claims and litigation. However, there can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence, or building related claims; or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors.
Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Balance at beginning of period	$12,931	$13,052	$13,388
Accruals for warranties issued(a)	12,711	10,963	10,910
Changes in liability related to warranties existing in prior periods	382	864	(1,352)
Payments made	(12,098)	(11,948)	(9,894)
Balance at end of period	$13,926	$12,931	$13,052
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
We have an accrual of $9.8 million and $8.3 million in other liabilities on our consolidated balance sheets related to litigation matters as of September 30, 2022 and 2021, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $35.2 million and $279.6 million, respectively, as of September 30, 2022, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recoverable. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value on assets deemed to be impaired is determined based upon the type of asset being evaluated. Fair value of our owned inventory assets, when required to be calculated, is further discussed within Notes 2 and 5. Due to the substantial use of unobservable inputs in valuing the assets on a non-recurring basis, they are classified within Level 3.
During the fiscal year ended September 30, 2022, we recognized no impairments on projects in progress and $1.9 million of impairments on land held for sale.
During the fiscal year ended September 30, 2021, we recognized no impairments on projects in progress and land held for sale.
During the fiscal year ended September 30, 2020, we recognized no impairments on projects in progress and $1.3 million of impairments on land held for sale.

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

in thousands	Level 1	Level 2	Level 3		Total
As of September 30, 2022
Deferred compensation plan assets(a)	$—	$3,179	$—		$3,179
Land held for sale(b)	—	—	902	(c)	902
As of September 30, 2021
Deferred compensation plan assets(a)	$—	$2,730	$—		$2,730
As of September 30, 2020
Deferred compensation plan assets(a)	$—	$2,339	$—		$2,339
Land held for sale(b)	—	—	6,240	(c)	6,240
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
(c) Amount represents the impairment-date fair value of land held for sale assets that were impaired during the period indicated.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of September 30, 2022 and 2021:

	As of September 30, 2022		As of September 30, 2021
in thousands	Carrying Amount(a)	Fair Value	Carrying Amount(a)	Fair Value
Senior Notes and Term Loan(b)	$911,170	$753,338	$983,827	$1,046,965
Junior Subordinated Notes(c)	72,270	72,270	70,203	70,203
Total	$983,440	$825,608	$1,054,030	$1,117,168
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

Operating lease expense is included as a component of general and administrative expenses in our consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the fiscal years ended September 30, 2022, 2021 and 2020, we recorded operating lease expense of $4.0 million, $4.3 million and $4.5 million, respectively. Cash payments on lease liabilities during the fiscal years ended September 30, 2022, 2021 and 2020 totaled $4.4 million, $4.8 million and $4.6 million, respectively.
At September 30, 2022 and 2021, weighted-average remaining lease term and discount rate were as follows:

	Fiscal Year Ended September 30,
	2022	2021
Weighted-average remaining lease term	4.3 years	4.8 years
Weighted-average discount rate	4.43%	4.56%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2022:

Fiscal Years Ending September 30,
in thousands
2023	$3,799
2024	2,688
2025	2,299
2026	1,643
2027	702
Thereafter	1,226
Total lease payments(a)	12,357
Less: imputed interest	1,149
Total operating lease liabilities	$11,208
(a) Lease payments excludes $11.2 million legally binding minimum lease payments for an office lease signed but not yet commenced as of September 30, 2022. The related ROU asset and operating lease liability are not reflected on the Company's consolidated balance sheet as of September 30, 2022.

(12) Other Liabilities
Other liabilities include the following as of September 30, 2022 and 2021:

in thousands	September 30, 2022	September 30, 2021
Accrued compensations and benefits	$57,781	$54,606
Customer deposits	34,270	28,526
Accrued interest	22,723	22,835
Accrued warranty expenses	13,926	12,931
Litigation accruals	9,832	8,325
Income tax liabilities	320	—
Other	35,536	25,128
Total	$174,388	$152,351

(13) Income Taxes
The Company's expense (benefit) from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Current federal(a)	$—	$—	$(4,641)
Current state	4,859	1,126	485
Deferred federal	47,239	20,331	20,639
Deferred state	1,173	89	1,490
Total expense	$53,271	$21,546	$17,973
(a) Fiscal 2020 federal current benefit is primarily driven by the expected refund of our remaining alternative minimum tax credit balance due to the enactment of the CARES Act. Refer to Note 2 for further discussion.
The Company's expense (benefit) from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Income tax computed at statutory rate	$57,538	$30,182	$14,971
State income taxes, net of federal benefit	4,482	1,564	1,300
Deferred rate change	346	(904)	260
Changes in uncertain tax positions	—	—	(2)
Permanent differences	2,952	2,433	2,177
Tax credits	(12,081)	(12,088)	(939)
Other, net	34	359	206
Total expense	$53,271	$21,546	$17,973
The principal differences between our effective tax rate and the U.S. federal statutory rate for fiscal years 2022, 2021 and 2020 relate to state taxes, permanent differences and tax credits. Due to the effects of tax credits, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2022 and 2021:

in thousands	September 30, 2022	September 30, 2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$149,299	$177,611
Incentive compensation	12,914	13,793
Warranty and other reserves	7,091	6,006
Inventory adjustments	6,716	25,174
Intangible assets	1,515	6,016
Property, equipment and other assets	771	2,085
Uncertain tax positions	705	705
Other	2,743	2,435
Total deferred tax assets	181,754	233,825
Valuation allowance	(25,396)	(29,059)
Deferred tax assets, net	$156,358	$204,766

As of September 30, 2022, our gross deferred tax assets above included $61.0 million of federal net operating loss (NOL) carryforwards, $57.8 million of federal tax credits, and $33.9 million of state NOL carryforwards. The majority of our federal NOL carryforwards expire at various dates through our fiscal 2033, our federal tax credits expire at various dates through our fiscal 2042, and a majority of our state NOL carryforwards expire at various dates through our fiscal 2041. As of September 30, 2022, valuation allowance of $25.4 million remains on various state NOL carryforwards for which the Company has concluded it is not more likely than not that these attributes would be realized.
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
In fiscal 2022, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including significant increases in our current earnings, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, significant increases in mortgage interest rates, and weakened housing demand. As of September 30, 2022, the Company will have to cumulatively generate approximately $907.1 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2042.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Balance at beginning of year	$3,358	$3,441	$3,473
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Reductions in tax positions of prior years	—	—	—
Lapse of statute of limitations	—	(83)	(32)
Balance at end of year	$3,358	$3,358	$3,441
If we were to recognize our $3.4 million of gross unrecognized tax benefits remaining as of September 30, 2022, substantially all would impact our effective tax rate. Additionally, we had no accrued interest and penalties as of September 30, 2022, 2021 and 2020. If applicable, we would record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal year 2007 and subsequent years. As of September 30, 2022, we do not expect that any of our uncertain tax positions will reverse within the next twelve months.

(14) Stockholders' Equity
Preferred Stock
The Company currently has no shares of preferred stock outstanding.
Common Stock
As of September 30, 2022, the Company had 63,000,000 shares of common stock authorized and 30,880,138 shares both issued and outstanding.
Common Stock Repurchases
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. As part of this new program, the Company repurchased 570 thousand shares of its common stock for $8.2 million at an average price per share of $14.33 during the year ended September 30, 2022 through open market transactions. No share repurchases were made during fiscal year 2021. During the year ended September 30, 2020, the Company repurchased approximately 362 thousand shares of its common stock for $3.3 million at an average price per share of $9.20 through open market transactions, including 10b5-1 plans. All shares have been retired upon repurchase.
The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal years ended September 30, 2022, 2021 and 2020 was $8.2 million, $0.0 million and $3.3 million, respectively. As of September 30, 2022, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2022, 2021 or 2020.
Section 382 Rights Agreement
Our certificate of incorporation prohibits certain transfers of our common stock that could result in an ownership change as defined in Section 382. In addition, we are party to a rights agreement intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. These instruments are designed to preserve the value of certain tax assets associated with our net operating loss carryforwards, tax credits and built-in losses under Section 382. In February 2022, our stockholders approved an extension of these protective provisions in our certificate of incorporation and the rights agreement.
(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
The Company sponsors a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. The Company matches up to 50% of the participant's contributions limited to 6% of the participant's earnings. The participant's contributions vest immediately, while the Company's contributions vest over five years. The total Company contributions for the fiscal years ended September 30, 2022, 2021 and 2020 were approximately $3.5 million, $3.2 million and $3.4 million, respectively. During fiscal 2022, 2021 and 2020, participants forfeited $0.3 million, $0.8 million and $1.0 million, respectively, of unvested matching contributions.

Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $3.2 million and $2.7 million as of September 30, 2022 and 2021, respectively, are included in other assets on our consolidated balance sheets and are recorded at fair value. Deferred compensation liabilities of $5.5 million and $7.2 million as of September 30, 2022 and 2021, respectively, are included in other liabilities on our consolidated balance sheets. For the years ended September 30, 2022, 2021 and 2020, the Company contributed approximately $0.2 million, $0.2 million and $0.2 million, respectively, to the DCP in the form of voluntary contributions.
(16) Stock-Based Compensation
The Company has shares available for grant under the Amended and Restated 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan. We issue new shares upon the exercise of stock options and the grant of restricted stock awards. In cases of forfeitures and cancellations, those shares are returned to the share pool for future issuance. As of September 30, 2022, we had 1.5 million shares of common stock for issuance under our various equity incentive plans, of which 1.5 million shares are available for future grants.
Stock-based compensation expense is included in general and administrative expenses in our consolidated statements of operations. The following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the fiscal years ended 2022, 2021 and 2020, respectively.

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Stock options expense	$1	$25	$133
Restricted stock awards expense	8,477	12,142	9,903
Stock-based compensation expense	$8,478	$12,167	$10,036
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
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of September 30, 2022, the intrinsic value of our stock options outstanding and vested and exercisable were less than $0.1 million and less than $0.1 million, respectively. As of both September 30, 2022 and 2021, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2022 is expected to be recognized over a weighted-average period of 1.4 years.
During fiscal 2018, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (ESOP). This program is available to all full-time employees and is designed to enable employees to share in potential price appreciation of the Company's stock. The ESOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying shares are purchased by the employee, which is also the ESOP grant date. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the ESOP is limited to 100,000, each for one share of the Company's common stock, of which 31,968 options were granted through the end of fiscal 2022.

During the year ended September 30, 2022, we issued 236 stock options, all were issued under the ESOP. No stock options were issued during the year ended September 30, 2021, and 950 stock options were issued during the year ended September 30, 2020. We used the following valuation assumptions for stock options granted for the periods presented:

	Fiscal Year Ended September 30,
	2022	2020
Expected life of options	5.7 years	5.7 years
Expected volatility	55.02%	51.52%
Expected dividends	—	—
Weighted-average risk-free interest rate	1.88%	0.43%
Weighted-average fair value	$8.54	$4.99
We relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants, and an index of peer companies with similar grant characteristics to determine the expected life of the options granted. We considered historic returns of our stock and the implied volatility of our publicly-traded options in determining expected volatility. We assumed no dividends would be paid since our Board of Directors has suspended payment of dividends indefinitely and payment of dividends is restricted under our Senior Notes covenants. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant.
A summary of stock option activity for the periods presented is as follows:

	2022		2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	114,259	$17.89	392,465	$15.47	523,754	$14.34
Granted	236	16.58	—	—	950	10.67
Exercised	(988)	11.32	(278,206)	14.48	(128,921)	11.01
Expired	(86,000)	19.11	—	—	—	—
Forfeited	—	—	—	—	(3,318)	9.55
Outstanding at end of period	27,507	$14.31	114,259	$17.89	392,465	$15.47
Exercisable at end of period	27,271	$14.29	113,309	$17.95	354,796	$15.90
Information pertaining to the intrinsic value of options exercised and the fair market value of options that vested is below:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Intrinsic value of options exercised	$6	$1,402	$587
Fair market value of options vested	$5	$173	$144
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2022 and 2021, there was $7.3 million and $7.2 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2022 is expected to be recognized over a weighted-average period of 1.7 years.
During fiscal 2022, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.

Performance-Based Restricted Stock Awards
During the year ended September 30, 2022, we issued 91,858 shares of performance-based restricted stock (2022 Performance Shares), containing market conditions, to our executive officers and certain other employees. The 2022 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial and operational metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial and operational metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 20% based on the Company's relative total shareholder return (TSR) compared against a selected small to mid-cap homebuilder peers during the three-year performance period. The 2022 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $23.36 per share on the date of grant.
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

	Fiscal Year Ended September 30,
	2022	2021	2020
Expected volatility range	41.0% - 89.0%	26.1% - 67.0%	21.2% - 54.8%
Risk-free interest rate	0.81%	0.23%	1.61%
Dividend yield	—	—	—
Grant-date stock price range	$21.40 - $142.99	$14.07 - $4,318.03	$15.62 - $3,595.17
Each of our performance shares represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2019, we cash settled 135,337 shares earned above target level based on the performance level achieved under our 2017 performance-based award plan. The cash payment totaled $2.1 million, which was reflected as a reduction to paid-in capital in the accompanying consolidated statements of stockholders' equity. We have not cash settled any such performance-based awards prior to or subsequent to the November 2019 transaction, and we have no current plans to cash settle any additional performance-based restricted shares in the future.
The performance criteria of the 2020 Performance Share grant were satisfied as of September 30, 2022. Based on the actual performance level achieved, 334,736 performance-based restricted stock awards from the 2020 Performance Share grant cliff vested at the end of the three-year vesting period on November 15, 2022. Of the total $7.0 million compensation cost related to these awards, we have recognized $2.1 million, $3.3 million and $1.3 million during the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The remaining $0.3 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2023.

Time-Based Restricted Stock Awards
During the year ended September 30, 2022, we also issued 246,844 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Year Ended September 30, 2022
	Performance-Based(a)		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	738,155	$13.45	486,574	$13.79	1,224,729	$13.59
Granted	269,617	18.98	246,844	21.40	516,461	20.14
Vested	(552,417)	10.50	(286,182)	13.21	(838,599)	11.42
Forfeited	(19,209)	17.27	(35,194)	16.49	(54,403)	16.77
End of period	436,146	$17.76	412,042	$18.52	848,188	$18.13
(a) Grant and vesting activity during the year ended September 30, 2022 include 177,759 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

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
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Fiscal Year Ended September 30,
in thousands (except per share data)	2022	2021	2020
Numerator:
Income from continuing operations	$220,718	$122,180	$53,316
Loss from discontinued operations, net of tax	(14)	(159)	(1,090)
Net income	$220,704	$122,021	$52,226

Denominator:
Basic weighted-average shares	30,432	29,954	29,704
Dilutive effect of restricted stock awards	357	461	229
Dilutive effect of stock options	7	22	15
Diluted weighted-average shares(a)	30,796	30,437	29,948

Basic income (loss) per share:
Continuing operations	$7.25	$4.08	$1.80
Discontinued operations	—	(0.01)	(0.04)
Total	$7.25	$4.07	$1.76

Diluted income (loss) per share:
Continuing operations	$7.17	$4.01	$1.78
Discontinued operations	—	—	(0.04)
Total	$7.17	$4.01	$1.74
(a) The following potentially dilutive shares were excluded from the calculation of diluted income (loss) per share as a result of their anti-dilutive effect.

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Stock options	22	142	375
Time-based restricted stock	—	—	46

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
West: Arizona, California, Nevada, and Texas(a)
East: Delaware, Indiana, Maryland, New Jersey(b), Tennessee, and Virginia
Southeast: Florida, Georgia, North Carolina, and South Carolina
(a) On May 20, 2022, we acquired substantially all of the assets of Imagine Homes, a private San Antonio-based homebuilder in which the Company has held a one-third ownership stake for the past 16 years. The results of our San Antonio operations are reported herein within our West reportable segment.
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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Revenue
West	$1,331,553	$1,118,578	$1,183,339
East	560,747	569,835	477,624
Southeast	424,688	451,890	466,114
Total revenue	$2,316,988	$2,140,303	$2,127,077

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Operating income
West	$253,961	$181,303	$161,786
East	102,146	84,630	56,319
Southeast	68,726	57,581	40,746
Segment total	424,833	323,514	258,851
Corporate and unallocated(a)	(152,342)	(176,645)	(179,744)
Total operating income	$272,491	$146,869	$79,107
(a) Includes amortization of capitalized interest, movement in capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and other amounts that are not allocated to our operating segments.

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Depreciation and amortization
West	$8,178	$7,250	$8,227
East	1,649	2,207	2,458
Southeast	1,843	2,552	2,857
Segment total	11,670	12,009	13,542
Corporate and unallocated(a)	1,690	1,967	2,098
Total depreciation and amortization	$13,360	$13,976	$15,640
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Capital expenditures
West	$7,755	$6,924	$5,063
East	1,208	1,549	2,237
Southeast	1,215	1,447	2,985
Corporate and unallocated	4,870	4,725	357
Total capital expenditures	$15,048	$14,645	$10,642
The following table presents assets by segment as of September 30, 2022 and 2021:

in thousands	September 30, 2022	September 30, 2021
Assets
West	$995,339	$819,317
East	334,323	286,133
Southeast	305,443	296,581
Corporate and unallocated(a)	616,858	676,779
Total assets	$2,251,963	$2,078,810
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

We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2022 or 2021. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the periods presented were as follows:

	Fiscal Year Ended September 30,
in thousands	2022	2021	2020
Home construction and land sales expenses(a)	$(5)	$119	$1,245
Gross profit (loss)	5	(119)	(1,245)
General and administrative expenses	23	85	173
Operating loss	(18)	(204)	(1,418)
Other income, net	—	—	19
Loss from discontinued operations before income taxes	(18)	(204)	(1,399)
Benefit from income taxes	(4)	(45)	(309)
Loss from discontinued operations, net of tax	$(14)	$(159)	$(1,090)
(a) Home construction and land sales expenses for the year ended September 30, 2020 include a $1.3 million estimated litigation settlement accrual relating to a case regarding past construction defects in our discontinued operations. Pursuant to the settlement agreement, the Company paid $1.4 million during fiscal 2021.
(20) Subsequent Events
On October 13, 2022, the Company entered into a Senior Unsecured Revolving Credit Facility (the “New Unsecured Facility”) which replaced our existing secured revolving credit facility. Refer to Note 8 for additional details related to the New Unsecured Facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Owned Inventory—Valuation of Projects in Progress—Refer to Notes 2 and 5 to the financial statements.
Critical Audit Matter Description
Projects in progress inventory includes homes under construction and land under development grouped together as communities. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The Company assesses its projects in progress inventory for indicators of potential impairment at the community level on a quarterly basis. The Company evaluates, among other things, the average sales price and margins on current homes and sales contracts in backlog for each community. As of September 30, 2022, the carrying value of the Company’s projects in progress inventory was $1.70 billion.
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
a.We tested the operating effectiveness of controls over management’s evaluation of impairment indicators.
b.We evaluated management’s impairment indicator analysis by:
i.Testing whether all communities classified as projects in progress inventory were included in the impairment indicators analysis.
ii.Testing each community classified as projects in progress inventory for indicators of impairment including considering average sales price and margins on current homes and sales contracts in backlog.
iii.Developing an independent expectation of indicators and compared such expectations to those included in the impairment indicator analysis.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 10, 2022
We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 10, 2022, expressed an unqualified opinion on those financial statements.
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
November 10, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2022. The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Reporting Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed on or before December 21, 2022.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed on or before December 21, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed on or before December 21, 2022.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed on or before December 21, 2022.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
Further information required by this item is incorporated by reference to our proxy statement for our 2023 Annual Meeting of Stockholders, which is expected to be filed on or before December 21, 2022.

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

3.10	—	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010)
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-K filed on November 10, 2015)
4.2	—
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

4.22	—	Form of 6.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 15, 2017)
4.23	—
Registration Rights Agreement, dated as of March 14, 2017, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed March 15, 2017)

4.24	—
Indenture for 7.250% Senior Notes due 2029, dated as of September 24, 2019, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on September 24, 2019)

4.25	—	Form of 7.250% Senior Note due 2029 (incorporated herein by reference to Exhibit 4.2 of the Company's 8-K filed on September 24, 2019)
4.26	—
Registration Rights Agreement, dated as of September 24, 2019, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on September 24, 2019)

4.27	—
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.37 of the Company's Form 10-K for the year ended September 30, 2021)

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

10.17*	—	2014 Long-Term Incentive Plan, as amended (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 19, 2016)
10.18	—	Reserved.
10.19	—	Reserved.
10.20	—	Reserved.
10.21*	—
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

10.49	—
Credit Agreement, dated as of October 13, 2022, among Beazer Homes USA, Inc., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as an issuing lender and administrative agent

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

10.49	—
Credit Agreement, dated as of October 13, 2022, among Beazer Homes USA, Inc., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as an issuing lender and administrative agent

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

Date:	November 10, 2022	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 10, 2022	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President, Chief Executive Officer and Director

Date:	November 10, 2022	By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer

Date:	November 10, 2022	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 10, 2022	By:		/s/ Lloyd E. Johnson
			Name:	Lloyd E. Johnson
Director

Date:	November 10, 2022	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 10, 2022	By:		/s/ Norma A. Provencio
			Name:	Norma A. Provencio
Director

Date:	November 10, 2022	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 10, 2022	By:		/s/ David J. Spitz
			Name:	David J. Spitz
Director

Date:	November 10, 2022	By:		/s/ C. Christian Winkle
			Name:	C. Christian Winkle
Director