Form 10-Q
period 2022-12-31
BEAZER HOMES USA INC
filed 2023-02-02
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of January 30, 2023: 31,347,439

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2022	September 30, 2022
ASSETS
Cash and cash equivalents	$120,746	$214,594
Restricted cash	35,899	37,234
Accounts receivable (net of allowance of $284 and $284, respectively)	24,866	35,890
Income tax receivable	9,597	9,606
Owned inventory	1,779,223	1,737,865
Deferred tax assets, net	152,769	156,358
Property and equipment, net	23,990	24,566
Operating lease right-of-use assets	8,914	9,795
Goodwill	11,376	11,376
Other assets	19,005	14,679
Total assets	$2,186,385	$2,251,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$106,824	$143,641
Operating lease liabilities	10,187	11,208
Other liabilities	122,444	174,388
Total debt (net of debt issuance costs of $6,907 and $7,280, respectively)	984,330	983,440
Total liabilities	1,223,785	1,312,677
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,347,439 issued and outstanding and 30,880,138 issued and outstanding, respectively)	31	31
Paid-in capital	858,839	859,856
Retained earnings	103,730	79,399
Total stockholders’ equity	962,600	939,286
Total liabilities and stockholders’ equity	$2,186,385	$2,251,963
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2022	2021
Total revenue	$444,928	$454,149
Home construction and land sales expenses	358,970	356,749
Inventory impairments and abandonments	190	—
Gross profit	85,768	97,400
Commissions	14,105	15,813
General and administrative expenses	40,648	37,767
Depreciation and amortization	2,513	2,881
Operating income	28,502	40,939
Loss on extinguishment of debt, net	(515)	—
Other income, net	576	419
Income from continuing operations before income taxes	28,563	41,358
Expense from income taxes	4,155	6,463
Income from continuing operations	24,408	34,895
Loss from discontinued operations, net of tax	(77)	(10)
Net income	$24,331	$34,885
Weighted-average number of shares:
Basic	30,219	30,336
Diluted	30,480	30,724
Basic income per share:
Continuing operations	$0.81	$1.15
Discontinued operations	—	—
Total	$0.81	$1.15
Diluted income per share:
Continuing operations	$0.80	$1.14
Discontinued operations	—	—
Total	$0.80	$1.14
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2022
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	24,331	24,331
Stock-based compensation expense	—	—	1,580	—	1,580
Shares issued under employee stock plans, net	672	—	—	—	—
Common stock redeemed for tax liability	(205)	—	(2,597)	—	(2,597)
Balance as of December 31, 2022	31,347	$31	$858,839	$103,730	$962,600

	Three Months Ended December 31, 2021
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	34,885	34,885
Stock-based compensation expense	—	—	2,108	—	2,108
Shares issued under employee stock plans, net	517	—	—	—	—
Forfeiture and other settlements of restricted stock	(44)	—	—	—	—
Common stock redeemed for tax liability	(307)	—	(6,618)	—	(6,618)
Balance as of December 31, 2021	31,460	$31	$861,648	$(106,420)	$755,259
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2022	2021
Cash flows from operating activities:
Net income	$24,331	$34,885
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,513	2,881
Stock-based compensation expense	1,580	2,108
Inventory impairments and abandonments	190	—
Deferred and other income tax expense	4,133	6,460
Loss (gain) on disposal of fixed assets	1,292	(83)
Loss on extinguishment of debt, net	515	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,024	4,883
Decrease in income tax receivable	9	—
Increase in inventory	(40,489)	(79,158)
(Increase) decrease in other assets	(2,433)	209
Decrease in trade accounts payable	(36,817)	(18,690)
Decrease in other liabilities	(52,628)	(31,312)
Net cash used in operating activities	(86,780)	(77,817)
Cash flows from investing activities:
Capital expenditures	(3,245)	(2,894)
Proceeds from sale of fixed assets	16	83
Other	(2)	—
Net cash used in investing activities	(3,231)	(2,811)
Cash flows from financing activities:
Debt issuance costs	(2,575)	—
Tax payments for stock-based compensation awards	(2,597)	(6,618)
Net cash used in financing activities	(5,172)	(6,618)
Net decrease in cash, cash equivalents, and restricted cash	(95,183)	(87,246)
Cash, cash equivalents, and restricted cash at beginning of period	251,828	274,143
Cash, cash equivalents, and restricted cash at end of period	$156,645	$186,897
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
Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value at an affordable price, delivered through our three strategic pillars of Mortgage Choice, Choice Plans®, and Surprising Performance, while seeking to maximize our return on invested capital over the course of a housing cycle.
For an additional description of our business and strategic pillars, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (2022 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2022 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Our fiscal year 2023 began on October 1, 2022 and ends on September 30, 2023. Our fiscal year 2022 began on October 1, 2021 and ended on September 30, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Share Repurchase Program
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. All shares have been retired upon repurchase. No share repurchases were made during the three months ended December 31, 2022 and 2021. As of December 31, 2022, the remaining availability of the new share repurchase program was $41.8 million.

Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in ASC Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended
	December 31,
in thousands	2022	2021
Homebuilding revenue	$444,084	$446,729
Land sales and other revenue	844	7,420
Total revenue(a)	$444,928	$454,149
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $29.6 million and $34.3 million as of December 31, 2022 and September 30, 2022, respectively. Of the customer liabilities outstanding as of September 30, 2022, $12.1 million was recognized in revenue during the three months ended December 31, 2022 upon closing of the related homes.
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
Recent Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and all entities may elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of these accounting standards updates but do not expect that the adoption of ASU 2020-04 and ASU 2022-06 will have a material impact on our consolidated financial statements and related disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2022	2021
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$—	$626
Increase in operating lease liabilities(a)	—	626
Supplemental disclosure of cash activity:
Interest payments	$24,524	$25,081
Income tax payments	—	53
Tax refunds received	59	—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$120,746	$157,701
Restricted cash	35,899	29,196
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$156,645	$186,897
(a) Represents leases renewed or additional leases commenced during the periods presented.

(4) Owned Inventory
The components of our owned inventory are as follows as of December 31, 2022 and September 30, 2022:

in thousands	December 31, 2022	September 30, 2022
Homes under construction	$759,545	$785,742
Land under development	782,628	731,190
Land held for future development	19,879	19,879
Land held for sale	18,583	15,674
Capitalized interest	113,143	109,088
Model homes	85,445	76,292
Total owned inventory	$1,779,223	$1,737,865
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of December 31, 2022, we had 2,383 homes under construction, including 840 spec homes totaling $268.5 million (701 in-process spec homes totaling $211.6 million, and 139 finished spec homes totaling $56.9 million). As of September 30, 2022, we had 2,688 homes under construction, including 887 spec homes totaling $246.5 million (793 in-process spec units totaling $208.7 million, and 94 finished spec units totaling $37.8 million).
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
Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the audited consolidated financial statements within our 2022 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell (net realizable value).
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and land under development but excludes land held for future development and land held for sale (see Note 5 for additional information on capitalized interest).

Total owned inventory by reportable segment is presented in the table below as of December 31, 2022 and September 30, 2022:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2022
West	$933,054	$3,483	$17,907	$954,444
East	338,743	10,888	—	349,631
Southeast	289,597	5,508	676	295,781
Corporate and unallocated(b)	179,367	—	—	179,367
Total	$1,740,761	$19,879	$18,583	$1,779,223
September 30, 2022
West	$934,309	$3,483	$14,998	$952,790
East	313,613	10,888	—	324,501
Southeast	284,424	5,508	676	290,608
Corporate and unallocated(b)	169,966	—	—	169,966
Total	$1,702,312	$19,879	$15,674	$1,737,865
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
Inventory assets are assessed for recoverability periodically in accordance with the policies described in Notes 2 and 5 to the audited consolidated financial statements within our 2022 Annual Report.
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended December 31,
in thousands	2022	2021
Abandonments:
West	$36	$—
East	154	—
Total abandonments charges	$190	$—
Total impairments and abandonment charges	$190	$—
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
No project in progress impairments were recognized during the three months ended December 31, 2022 and 2021, respectively.

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
No land held for sale impairments were recognized during the three months ended December 31, 2022 and 2021, respectively.
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
$0.2 million of abandonment charges were recognized during the three months ended December 31, 2022, and no abandonment charges were recognized during the three months ended December 31, 2021.
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2022 and September 30, 2022:

in thousands	Deposits & Non-refundable Pre-acquisition Costs Incurred(a)	Remaining Obligation, Net of Cash Deposits
As of December 31, 2022
Unconsolidated lot option agreements	$150,878	$820,807
As of September 30, 2022
Unconsolidated lot option agreements	$142,433	$827,600
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheet.

(5) Interest
Interest capitalized during the three months ended December 31, 2022 and 2021 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2022	2021
Capitalized interest in inventory, beginning of period	$109,088	$106,985
Interest incurred	17,830	18,311
Interest expense not qualified for capitalization and included as other expense(a)	—	—
Capitalized interest amortized to home construction and land sales expenses(b)	(13,775)	(14,780)
Capitalized interest in inventory, end of period	$113,143	$110,516
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
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of December 31, 2022 and September 30, 2022:

in thousands	Maturity Date	December 31, 2022	September 30, 2022
6.750% Senior Notes (2025 Notes)	March 2025	$211,195	$211,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(6,907)	(7,280)
Total Senior Notes, net		911,543	911,170
Junior Subordinated Notes (net of unamortized accretion of $27,986 and $28,503, respectively)	July 2036	72,787	72,270
Secured Revolving Credit Facility	February 2024(a)	N/A(c)	—
Senior Unsecured Revolving Credit Facility	October 2026(b)	—	N/A(c)
Total debt, net		$984,330	$983,440
(a) The Secured Revolving Credit Facility (Secured Facility) provided working capital and letter of credit capacity of $250.0 million and was scheduled to mature in February 2024; however, the Secured Facility was terminated early in October 2022 in conjunction with the Company entering into the Senior Unsecured Revolving Credit Facility. Refer to below for further discussion. As of September 30, 2022, no borrowings were outstanding, and $5.5 million letters of credit were outstanding under the Secured Facility, resulting in a remaining capacity of $244.5 million.
(b) The Senior Unsecured Revolving Credit Facility was entered into on October 13, 2022. Refer to below for further discussion.
(c) N/A - not applicable
Senior Unsecured Revolving Credit Facility
On October 13, 2022, the Company entered into a Senior Unsecured Revolving Credit Facility (Unsecured Facility), which replaced the Secured Facility. The Unsecured Facility provides working capital and letter of credit capacity of $265.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $135.0 million for a maximum of $400.0 million. The Unsecured Facility terminates on October 13, 2026 (Termination Date), and the Company may borrow, repay and reborrow amounts under the Unsecured Facility until the Termination Date.
Obligations of the Company under the Unsecured Facility are jointly and severally guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, excluding, among others, certain specified unrestricted subsidiaries. For additional discussion of the Unsecured Facility, refer to Note 8 to the audited consolidated financial statements within our 2022 Annual Report.

As of December 31, 2022, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $265.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of December 31, 2022, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Secured Facility and the Unsecured Facility). As of December 31, 2022 and September 30, 2022, the Company had letters of credit outstanding under these additional facilities of $30.4 million and $29.7 million, respectively, all of which were secured by cash collateral in restricted accounts totaling $31.5 million and $31.5 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes
The Company's senior notes (Senior Notes) are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Unsecured Facility. Each guarantor subsidiary is a wholly owned subsidiary of Beazer Homes.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of December 31, 2022.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of December 31, 2022. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 6.86% as of December 31, 2022. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2022, the unamortized accretion was $28.0 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price will increase by 1.785% annually. As of December 31, 2022, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
(7) Operating Leases
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the three months ended December 31, 2022 and 2021, operating lease expense and cash payments on lease liabilities were as follows:

	Three Months Ended December 31,
in thousands	2022	2021
Operating lease expense	$1,001	$999
Cash payments on lease liabilities	$1,141	$1,086
At December 31, 2022 and 2021, the weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term	4.3 years	4.7 years
Weighted-average discount rate	4.41%	4.43%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2022:

Fiscal Years Ending September 30,
in thousands
2023(a)	$2,658
2024	2,688
2025	2,299
2026	1,643
2027	702
Thereafter	1,226
Total lease payments(b)	11,216
Less: imputed interest	1,029
Total operating lease liabilities	$10,187
(a) Remaining lease payments are for the period beginning January 1, 2023 through September 30, 2023.
(b) Lease payments excludes $11.2 million legally binding minimum lease payments for an office lease signed but not yet commenced. The related ROU asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of December 31, 2022.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2022	2021
Balance at beginning of period	$13,926	$12,931
Accruals for warranties issued(a)	2,413	2,372
Changes in liability related to warranties existing in prior periods	(810)	534
Payments made	(2,370)	(3,094)
Balance at end of period	$13,159	$12,743
(a) Accruals for warranties issued are a function of the number of home closings in the period, the selling prices of the homes closed, and the rates of accrual per home estimated as a percentage of the selling price of the home.
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred above specified thresholds for each period covered. Amounts recorded for anticipated insurance recoveries are reflected within the condensed consolidated statements of operations as a reduction of home construction expenses. Amounts not yet received from our insurer are recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable on our condensed consolidated balance sheets.
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
We have an accrual of $8.0 million and $9.8 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of December 31, 2022 and September 30, 2022, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $30.4 million and $277.5 million, respectively, as of December 31, 2022, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
No impairments on projects in progress or land held for sale were recognized during the three months ended December 31, 2022 and 2021.
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

in thousands	Level 1	Level 2	Level 3		Total
As of December 31, 2022
Deferred compensation plan assets(a)	$—	$3,489	$—		$3,489
As of September 30, 2022
Deferred compensation plan assets(a)	$—	$3,179	$—		$3,179
Land held for sale(b)	$—	$—	$902	(c)	$902
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis, including the capitalized interest and indirect costs related to the asset.
(c) Amount represents the impairment-date fair value of land held for sale assets that were impaired during the period indicated.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Unsecured Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
in thousands	Carrying Amount(a)	Fair Value	Carrying Amount (a)	Fair Value
Senior Notes(b)	$911,543	$836,552	$911,170	$753,338
Junior Subordinated Notes(c)	72,787	72,787	72,270	72,270
Total	$984,330	$909,339	$983,440	$825,608
(a) Carrying amounts are net of unamortized debt issuance costs or accretion.
(b) The estimated fair value for our publicly-held Senior Notes have been determined using quoted market rates (Level 2).
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

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax expense from continuing operations was $4.2 million for the three months ended December 31, 2022, compared to $6.5 million for the three months ended December 31, 2021. Income tax expense for the three months ended December 31, 2022 was substantially driven by (1) income from continuing operations, and (2) the discrete impact related to stock-based compensation expense as a result of current period activity, partially offset by (3) the completion of work necessary to claim an additional $3.0 million in energy efficiency tax credits related to homes closed in prior fiscal years. Income tax expense for the three months ended December 31, 2021 was substantially driven by (1) income from continuing operations, partially offset by (2) the completion of work necessary to claim an additional $3.2 million in energy efficiency tax credits related to homes closed in prior fiscal years, and (3) the discrete impact related to stock-based compensation expense as a result of current period activity.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2022, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2022, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2022 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three months ended December 31, 2022 and 2021, respectively.

	Three Months Ended
	December 31,
in thousands	2022	2021
Stock-based compensation expense	$1,580	$2,108
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2022:

	Three Months Ended
	December 31, 2022
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	27,507	$14.31
Outstanding at end of period	27,507	14.31
Exercisable at end of period	27,271	$14.29
As of both December 31, 2022 and September 30, 2022, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options. The costs remaining as of December 31, 2022 are expected to be recognized over a weighted-average period of 1.19 years.
Restricted Stock Awards
During the three months ended December 31, 2022, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the three months ended December 31, 2022:

	Three Months Ended December 31, 2022
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	436,146	412,042	848,188
Granted (a)	249,534	422,998	672,532
Vested	(334,736)	(232,071)	(566,807)
End of period	350,944	602,969	953,913
(a) Each of our performance shares represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2022, we issued 92,104 shares earned above target level based on the performance level achieved under the fiscal 2020 performance-based award plan.
As of December 31, 2022 and September 30, 2022, total unrecognized compensation costs related to unvested restricted stock awards was $11.8 million and $7.3 million, respectively. The costs remaining as of December 31, 2022 are expected to be recognized over a weighted average period of 2.14 years.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended December 31,
in thousands (except per share data)	2022	2021
Numerator:
Income from continuing operations	$24,408	$34,895
Loss from discontinued operations, net of tax	(77)	(10)
Net income	$24,331	$34,885

Denominator:
Basic weighted-average shares	30,219	30,336
Dilutive effect of restricted stock awards	257	379
Dilutive effect of stock options	4	9
Diluted weighted-average shares(a)	30,480	30,724

Basic income per share:
Continuing operations	$0.81	$1.15
Discontinued operations	—	—
Total	$0.81	$1.15

Diluted income per share:
Continuing operations	$0.80	$1.14
Discontinued operations	—	—
Total	$0.80	$1.14
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended December 31,
in thousands	2022	2021
Stock options	13	48
Time-based restricted stock	147	—
(13) Other Liabilities
Other liabilities include the following as of December 31, 2022 and September 30, 2022:

in thousands	December 31, 2022	September 30, 2022
Customer deposits	$29,615	$34,270
Accrued compensations and benefits	22,500	57,781
Accrued interest	14,970	22,723
Warranty reserve	13,159	13,926
Litigation accruals	8,010	9,832
Income tax liabilities	914	320
Other	33,276	35,536
Total	$122,444	$174,388

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
West: Arizona, California, Nevada, and Texas(a)
East: Delaware, Indiana, Maryland, New Jersey(b), Tennessee, and Virginia
Southeast: Florida, Georgia, North Carolina, and South Carolina
(a) On May 20, 2022, we acquired substantially all of the assets of Imagine Homes, a private San Antonio-based homebuilder in which the Company held a one-third ownership stake for the past 16 years. The results of our San Antonio operations are reported herein within our West reportable segment.
(b) During our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division; therefore, it is no longer considered an active operation. However, it is included in this listing because the segment information below continues to include New Jersey.
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, and land sales expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2022 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2022	2021
Revenue
West	$274,815	$257,666
East	86,190	118,169
Southeast	83,923	78,314
Total revenue	$444,928	$454,149

	Three Months Ended
	December 31,
in thousands	2022	2021
Operating income
West	$37,357	$42,724
East	9,262	19,859
Southeast	10,679	8,200
Segment total	57,298	70,783
Corporate and unallocated(a)	(28,796)	(29,844)
Total operating income	$28,502	$40,939
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

	Three Months Ended
	December 31,
in thousands	2022	2021
Depreciation and amortization
West	$1,605	$1,599
East	273	435
Southeast	330	399
Segment total	2,208	2,433
Corporate and unallocated(a)	305	448
Total depreciation and amortization	$2,513	$2,881
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2022	2021
Capital expenditures
West	$1,510	$1,333
East	533	69
Southeast	717	355
Corporate and unallocated	485	1,137
Total capital expenditures	$3,245	$2,894
The following table presents assets by segment as of December 31, 2022 and September 30, 2022:

in thousands	December 31, 2022	September 30, 2022
Assets
West	$996,357	$995,339
East	360,367	334,323
Southeast	310,918	305,443
Corporate and unallocated(a)	518,743	616,858
Total assets	$2,186,385	$2,251,963
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
During the first quarter of fiscal 2023, conditions in the housing market worsened due to elevated mortgage rates, inflation, an uncertain economic outlook, and other macro-economic conditions, which have negatively impacted housing affordability and buyer sentiment and behavior.
We are focused on making the necessary adjustments to adapt to the challenging environment. To generate incremental sales in some of our more challenged markets, we may take actions that could result in lower margins in the near-term. Further, we continue to remain disciplined in our approach to the business by striving to reduce build costs through re-negotiation and re-bidding of construction jobs, recover cycle times, and prudently manage our overhead costs.
While we expect uncertainty in market conditions throughout fiscal 2023, we believe the long-term housing market outlook remains positive, supported by a demographic shift towards homeownership and a multimillion unit housing deficit that has accumulated over the past decade. In fiscal 2023, we plan to continue to invest in land strategically, gradually increase our active communities, and increase our use of lot option agreements to position ourselves for long-term growth, while focusing on the appropriate balance between pursuing growth opportunities, controlling risk, and maintaining a strong liquidity position.
Overview of Results for Our Fiscal First Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended December 31, 2022:
•During the quarter ended December 31, 2022, sales per community per month was 1.3 compared to 3.3 in the prior year quarter, and our net new orders were 482, down 57.8% from 1,141 in the prior year quarter. The reduction in sales pace and net new orders was the result of lower gross sales combined with higher cancellations, which reflected the challenging sales environment driven by sustained high mortgage rates and the other macro-economic headwinds discussed above. This is in addition to typical housing market seasonality whereby our fiscal first quarter historically tends to experience the slowest sales pace. As the market dynamic evolves, we continue to adjust our approach to the competitive market landscape. Our sales process involves continuous analysis of competitive market data, including pricing, features and incentives, which enable us to adjust pricing, incentives, and specification levels to enhance affordability, respond to competitive dynamics, and to better position each of our communities.
•Cancellation rate for the quarter ended December 31, 2022 was 37.1%, up from 11.8% in the prior year quarter. Cancellation rates reached a high level not only as a result of higher cancellation volume, but also due to lower gross sales during the current fiscal quarter. Gross new orders decreased to 766, down 40.8% from 1,294 in the prior year quarter. Given the volatility in gross sales, we believe cancellations as a percentage of fiscal 2023 first quarter beginning backlog of 13.6% is more reflective of the current level of cancellations. Further, our volume of finished spec homes remained relatively low at approximately one unit per active community as of December 31, 2022.
•Our Average Selling Price (ASP) for homes closed during the quarter ended December 31, 2022 was $533.1 thousand, up 21.6% from $438.4 thousand in the prior year quarter. The year-over-year increase in closing ASP was primarily driven by price appreciation during the prior fiscal year. However, our backlog ASP has been sequentially down slightly from the prior fiscal quarter, which indicates that elevated mortgage interest rates and challenging market conditions will likely result in lower closing ASP in the future as ASP drops for new orders.
•Homebuilding gross margin for the quarter ended December 31, 2022 was 19.2%, down from 20.9% in the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended December 31, 2022, was 22.3%, down from 24.2% in the prior year quarter. Due to the current challenging operating market, our homebuilding gross margin may be further compressed before we see stabilization in the market.
•As of December 31, 2022, our land position includes 24,735 controlled lots, up 7.3% from 23,049 as of December 31, 2021. Excluding land held for future development and land held for sale lots, we controlled 23,962 active lots, up 6.8% from a year ago. Compared to the fiscal quarter ended September 30, 2022, land acquisition spending was down $26.4 million, or 24.1%, active controlled lots were down 435 lots, or 1.8%, reflecting our efforts to push out land acquisition timing and to re-underwrite and re-negotiate land deals given the current environment. As of December 31, 2022, we controlled 54.4% of our total active lots through option agreements compared to 54.6% a quarter ago and 49.2% a year ago.

•SG&A for the quarter ended December 31, 2022 was 12.3% of total revenue, up from 11.8% a year earlier. The increase in SG&A as a percentage of total revenue was primarily due to decreased closings and revenue for the quarter ended December 31, 2022 compared to the prior year quarter. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of economic downturn, which result in decreased revenues and closings. Accordingly, our financial results for the three months ended December 31, 2022 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2022	2021
Revenue:
Homebuilding	$444,084	$446,729
Land sales and other	844	7,420
Total	$444,928	$454,149
Gross profit:
Homebuilding	$85,114	$93,304
Land sales and other	654	4,096
Total	$85,768	$97,400
Gross margin:
Homebuilding(a)	19.2%	20.9%
Land sales and other(b)	77.5%	55.2%
Total	19.3%	21.4%
Commissions	$14,105	$15,813
General and administrative expenses (G&A)	$40,648	$37,767
SG&A (commissions plus G&A) as a percentage of total revenue	12.3%	11.8%
G&A as a percentage of total revenue	9.1%	8.3%
Depreciation and amortization	$2,513	$2,881
Operating income	$28,502	$40,939
Operating income as a percentage of total revenue	6.4%	9.0%
Effective tax rate(c)	14.5%	15.6%
Inventory impairments and abandonments	$190	$—
Loss on extinguishment of debt, net	$(515)	$—
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 22.3% and 24.2% for the three months ended December 31, 2022 and 2021, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by income from continuing operations. Due to a variety of factors, including the impact of discrete tax items on our effective tax rate, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods. For the three months ended December 31, 2022, our effective tax rate was impacted by, among other factors, $3.0 million of energy efficiency tax credits claimed, compared to $3.2 million of such credits claimed during the three months ended December 31, 2021.

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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31,(a)
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
Net income	$24,331	$34,885	$(10,554)	$210,150	$144,909	$65,241
Expense from income taxes	4,133	6,460	(2,327)	50,940	23,847	27,093
Interest amortized to home construction and land sales expenses and capitalized interest impaired	13,775	14,780	(1,005)	71,053	83,257	(12,204)
Interest expense not qualified for capitalization	—	—	—	—	1,181	(1,181)
EBIT	42,239	56,125	(13,886)	332,143	253,194	78,949
Depreciation and amortization	2,513	2,881	(368)	12,992	13,735	(743)
EBITDA	44,752	59,006	(14,254)	345,135	266,929	78,206
Stock-based compensation expense	1,580	2,108	(528)	7,950	10,764	(2,814)
Loss on extinguishment of debt	515	—	515	206	2,025	(1,819)
Inventory impairments and abandonments(b)	190	—	190	2,714	388	2,326
Severance expenses	111	—	111	111	—	111
Litigation settlement in discontinued operations	—	—	—	—	120	(120)
Adjusted EBITDA	$47,148	$61,114	$(13,966)	$356,116	$280,226	$75,890
(a) "LTM" indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2022	2021	22 vs 21	2022	2021
West	248	655	(62.1)%	43.6%	12.8%
East	120	236	(49.2)%	24.5%	13.9%
Southeast	114	250	(54.4)%	31.7%	7.1%
Total	482	1,141	(57.8)%	37.1%	11.8%
Net new orders for the quarter ended December 31, 2022 decreased to 482, down 57.8% from the quarter ended December 31, 2021. For the quarter ended December 31, 2022, the decrease in net new orders compared to the prior year quarter was driven by a 60.1% decrease in sales pace from 3.3 sales per community per month in the prior year quarter to 1.3, partially offset by a 5.8% increase in average active community count from 114 in the prior year quarter to 121. The decreases in sales pace and increases in cancellation rates across reportable segments were primarily driven by the sustained high mortgage rates as well as the previously discussed other macro-economic factors adversely impacting homebuilders. Cancellation rates reached a high level not only as a result of higher cancellation volume, but also due to lower gross sales during the current fiscal quarter. Gross new orders decreased to 766, down 40.8% from 1,294 in the prior year quarter. Given the volatility in gross sales, we believe cancellations as a percentage of fiscal 2023 first quarter beginning backlog of 13.6% is more reflective of the current level of cancellations.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021	22 vs 21
Backlog Units:
West	995	1,705	(41.6)%
East	375	602	(37.7)%
Southeast	370	601	(38.4)%
Total	1,740	2,908	(40.2)%
Aggregate dollar value of homes in backlog (in millions)	$940.9	$1,405.2	(33.0)%
ASP in backlog (in thousands)	$540.8	$483.2	11.9%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of December 31, 2022 decreased 33.0% compared to December 31, 2021 due to a 40.2% decrease in backlog units, partially offset by a 11.9% increase in the ASP of homes in backlog. When compared sequentially to the quarter ended September 30, 2022, ASP in backlog was down slightly from $547.5 thousand to $540.8 thousand, indicating that elevated mortgage rates and challenging market conditions will likely result in lower closing ASP in the future as ASP drops for new orders.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$274,322	$256,492	7.0%	$537.9	$425.4	26.4%	510	603	(15.4)%
East	86,031	114,287	(24.7)%	555.0	466.5	19.0%	155	245	(36.7)%
Southeast	83,731	75,950	10.2%	498.4	444.2	12.2%	168	171	(1.8)%
Total	$444,084	$446,729	(0.6)%	$533.1	$438.4	21.6%	833	1,019	(18.3)%
West Segment: Homebuilding revenue increased by 7.0% for the three months ended December 31, 2022 compared to the prior year quarter due to a 26.4% increase in ASP, partially offset by a 15.4% decrease in closings. The decrease in closings was primarily due to lower beginning backlog and higher cancellation rates for the three months ended December 31, 2022 compared to the prior year quarter.
East Segment: Homebuilding revenue decreased by 24.7% for the three months ended December 31, 2022 compared to the prior year quarter due to a 36.7% decrease in closings, partially offset by a 19.0% increase in ASP. The decrease in closings was primarily due to lower beginning backlog as well as a slight decrease in backlog conversion rates for the three months ended December 31, 2022 compared to the prior year quarter.
Southeast Segment: Homebuilding revenue increased by 10.2% for the three months ended December 31, 2022 compared to the prior year quarter due to a 12.2% increase in ASP, partially offset by an 1.8% decrease in closings. The decrease in closings was primarily due to lower beginning backlog for the three months ended December 31, 2022 compared to the prior year quarter.
Current fiscal quarter closings across all segments were also affected by longer construction cycle times due to lingering impacts of supply chain disruptions and labor shortages. We have been proactively working with our suppliers and trade partners to address these issues and are committed to reducing construction cycle times for our new home starts.

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

	Three Months Ended December 31, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$59,362	21.6%	$36	$59,398	21.7%	$—	$59,398	21.7%
East	16,521	19.2%	154	16,675	19.4%	—	16,675	19.4%
Southeast	18,501	22.1%	—	18,501	22.1%	—	18,501	22.1%
Corporate & unallocated(a)	(9,270)		—	(9,270)		13,775	4,505
Total homebuilding	$85,114	19.2%	$190	$85,304	19.2%	$13,775	$99,079	22.3%

	Three Months Ended December 31, 2021
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$62,927	24.5%	$—	$62,927	24.5%	$—	$62,927	24.5%
East	25,534	22.3%	—	25,534	22.3%	—	25,534	22.3%
Southeast	16,035	21.1%		16,035	21.1%	—	16,035	21.1%
Corporate & unallocated(a)	(11,192)		—	(11,192)		14,780	3,588
Total homebuilding	$93,304	20.9%	$—	$93,304	20.9%	$14,780	$108,084	24.2%

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.
Our homebuilding gross profit decreased by $8.2 million to $85.1 million for the three months ended December 31, 2022, compared to $93.3 million in the prior year quarter. The decrease in homebuilding gross profit was primarily driven by a decrease in gross margin of 170 basis points to 19.2% as well as a decrease in homebuilding revenue of $2.6 million. However, as shown in the tables above, the comparability of our gross profit and gross margin was slightly impacted by impairment and abandonment charges which increased by $0.2 million, and interest amortized to homebuilding cost of sales which decreased by $1.0 million period-over-period (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $9.0 million compared to the prior year quarter, while homebuilding gross margin decreased by 190 basis points to 22.3%. The year-over-year deterioration in gross margin for the three months ended December 31, 2022 was primarily driven by an increase in price concessions as demand weakened.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $3.6 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.7%, down from 24.5% in the prior year quarter. The decrease in gross margin was driven primarily by an increase in price concessions and closing cost incentives as demand weakened.

East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $9.0 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 19.4%, down from 22.3% in the prior year quarter. The decrease in gross margin was driven primarily by an increase in price concessions as demand weakened.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit increased by $2.5 million due to an increase in homebuilding revenue as well as higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.1%, up from 21.1% in the prior year quarter. The increase in gross margin was driven primarily by changes in product and community mix, partially offset by an increase in prices concessions as demand weakened.
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
The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended December 31, 2022, our homebuilding gross profit and margin was $524.0 million and 22.8%, respectively, on trailing 12-months of homebuilding revenue of $2.30 billion. Excluding interest and inventory impairments and abandonments of $72 thousand, our homebuilding gross profit and margin for the trailing 12-month period ended December 31, 2022 was $595.9 million and 25.9%, respectively. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 2.8% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	8.1%
Impact of interest amortized to COS related to these communities	2.2%
Pre-impairment turn gross margin, excluding interest amortization	10.3%
Impact of impairment turns	21.8%
Gross margin (post impairment turns), excluding interest amortization	32.1%

For further discussion of our impairment policies, refer to Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q.
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2022	2021	22 vs 21	2022	2021	22 vs 21
West	$493	$1,174	$(681)	$382	$478	$(96)
East	159	3,882	(3,723)	123	3,407	(3,284)
Southeast	192	2,364	(2,172)	149	211	(62)
Total	$844	$7,420	$(6,576)	$654	$4,096	$(3,442)

Land sales and other revenue decreased by $6.6 million to $0.8 million, and land sales and other gross profit decreased by $3.4 million to $0.7 million for the three months ended December 31, 2022 compared to the prior year quarter due to a decrease in land sales closings. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended December 31,
in thousands	2022	2021	22 vs 21
West	$37,357	$42,724	$(5,367)
East	9,262	19,859	(10,597)
Southeast	10,679	8,200	2,479
Corporate and unallocated(a)	(28,796)	(29,844)	1,048
Operating income	$28,502	$40,939	$(12,437)
(a) Includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income decreased by $12.4 million to $28.5 million for the three months ended December 31, 2022, compared to operating income of $40.9 million for the three months ended December 31, 2021, driven primarily by the previously discussed decrease in gross profit as well as a slight increase of $1.2 million, or 2.2%, in SG&A expense. SG&A as a percentage of total revenue increased by 50 basis points quarter-over-quarter from 11.8% to 12.3% primarily due to decreased closings and revenue as a result of lower beginning backlog as well as higher cancellation rates for the three months ended December 31, 2022 compared to the prior year quarter.
West Segment: The $5.4 million decrease in operating income compared to the prior year quarter was primarily due to lower gross profit previously discussed, higher other G&A expenses, and higher sales and marketing expenses.
East Segment: The $10.6 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed as well as higher sales and marketing expenses. This decrease to operating income was partially offset by lower commissions expense on lower homebuilding revenue as well as lower other G&A expenses in the segment.
Southeast Segment: The $2.5 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed as well as lower other G&A expenses. This increase to operating income was partially offset by higher commissions expense on higher homebuilding revenue as well as higher sales and marketing expenses in the segment.

Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2022, corporate and unallocated net expenses decreased by $1.0 million from the prior year quarter primarily due to lower amortization of capitalized interest to cost of sales.
Below operating income, we had two noteworthy year-over-year fluctuations for the three months ended December 31, 2022 compared to the prior period as follows: (1) we experienced an increase in other income, net, primarily attributable to a year-over-year increase in external interest received due to higher interest rates on operating cash bank accounts, and (2) we recorded a loss on extinguishment of debt of $0.5 million during the current period due to write-off of debt issuance costs related to the early termination of the Secured Facility, compared to no such loss in the prior year quarter. Refer to Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of these items.
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
We recognized income tax expense from continuing operations of $4.2 million for the three months ended December 31, 2022, compared to $6.5 million for the three months ended December 31, 2021. Income tax expense for the three months ended December 31, 2022 was primarily driven by income tax expense on earnings from continuing operations and the discrete tax expense related to stock-based compensation activity in the quarter, partially offset by the generation of additional federal tax credits. Income tax expense for the three months ended December 31, 2021 was primarily driven by income tax expense on earnings from continuing operations, partially offset by the generation of additional federal tax credits and the discrete tax benefit related to stock-based compensation activity in the quarter. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, the Unsecured Facility and other bank borrowings, the issuance of equity and equity-linked securities, and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities), and available credit facilities.
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2022	2021
Cash used in operating activities	$(86,780)	$(77,817)
Cash used in investing activities	(3,231)	(2,811)
Cash used in financing activities	(5,172)	(6,618)
Net decrease in cash, cash equivalents, and restricted cash	$(95,183)	$(87,246)
Operating Activities
Net cash used in operating activities was $86.8 million for the three months ended December 31, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by increase in inventory of $40.5 million resulting from land acquisition, land development and house construction spending, and a net decrease in non-inventory working capital balances of $80.8 million. This was partially offset by cash inflows from income before income taxes of $28.5 million, which included $6.0 million of non-cash charges.

Net cash used in operating activities was $77.8 million for the three months ended December 31, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $79.2 million resulting from land acquisition, land development and house construction spending, and a net increase in non-inventory working capital balances of $44.9 million. This was partially offset by cash inflows from income before income taxes of $41.4 million, which included $4.9 million of non-cash charges.
Investing Activities
Net cash used in investing activities for the three months ended December 31, 2022 and 2021 was $3.2 million and $2.8 million, respectively, primarily driven in both periods by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities for the three months ended December 31, 2022 was $5.2 million primarily driven by debt issuance costs for the Unsecured Facility (see Note 6), and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities for the three months ended December 31, 2021 was $6.6 million primarily driven by tax payments for stock-based compensation awards vesting.
Financial Position
As of December 31, 2022, our liquidity position consisted of $120.7 million in cash and cash equivalents, respectively, and $265.0 million of remaining capacity under the Unsecured Facility.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $265.0 million. As of December 31, 2022, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $265.0 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $30.4 million of outstanding letters of credit under these facilities, which are secured by cash collateral that is maintained in restricted accounts totaling $31.5 million.
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately-negotiated transactions, or otherwise. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details related to our borrowings.

Supplemental Guarantor Information
As discussed in Note 6 of the notes to the condensed consolidated financial statements in this Form 10-Q, the Company's obligations to pay principal and interest under certain debt agreements are guaranteed on a joint and several basis by substantially all of the Company's subsidiaries. Some of the immaterial subsidiaries do not guarantee the Senior Notes. The guarantees are full and unconditional. Summarized financial information is not presented for Beazer Homes USA, Inc. and the guarantor subsidiaries on a combined basis as the assets, liabilities and results of operations of the combined issuer and guarantors of the guaranteed security are not materially different than corresponding amounts presented in the condensed consolidated financial statements of the parent company.
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
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. All shares have been retired upon repurchase. No share repurchases were made during the three months ended December 31, 2022 and 2021. As of December 31, 2022, the remaining availability of the new share repurchase program was $41.8 million.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2022 or 2021.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a certain price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of December 31, 2022, we controlled 24,735 lots, which includes 272 lots of land held for future development and 501 lots of land held for sale. Of the 23,962 active lots, we controlled 13,035 of these lots, or 54.4%, through option agreements, as compared to 11,027 lots controlled, or 49.2% of our total active lots, through option agreements as of December 31, 2021. Lot option agreements allow us to position for future growth while providing us with the flexibility to respond to changes in market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled approximately $150.9 million as of December 31, 2022. The total remaining purchase price, net of cash deposits, committed under all options was $820.8 million as of December 31, 2022. Subject to market conditions and our liquidity, we plan to further expand our use of option agreements to supplement our owned inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $30.4 million and $277.5 million, respectively, as of December 31, 2022, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2022 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2022 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
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
•factors affecting margins, such as adjustments to home pricing, increased sales incentives and mortgage rate buy down programs in order to remain competitive; decreased revenues; decreased land values underlying land option agreements; increased land development costs in communities under development or delays or difficulties in implementing initiatives to reduce our cycle times and production and overhead cost structures; not being able to pass on cost increases (including cost increases due to increasing the energy efficiency of our homes) through pricing increases;
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
•the impact of governmental regulations on homebuilding in key markets, such as regulations limiting the availability of water and electricity (including availability of electrical equipment such as transformers and meters);
•the success of our ESG initiatives, including our ability to meet our goal that by 2025 every home we build will be Net Zero Energy Ready, as well as the success of any other related partnerships or pilot programs we may enter into in order to increase the energy efficiency of our homes and prepare for a Net Zero future; and
•terrorist acts, protests and civil unrest, political uncertainty, acts of war or other factors over which the Company has no control.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2022, we had variable rate debt outstanding totaling approximately $72.8 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2022 was $836.6 million, compared to a carrying amount of $911.5 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $836.6 million to $870.4 million as of December 31, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 at a reasonable assurance level.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information
None.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022.
Item 6. Exhibits

3.1
Certificate of Amendment, dated November 9, 2022, to the Amended and Restated Certificate of Incorporation of Beazer Homes USA, Inc. (incorporated herein by reference to to Exhibit 3.1 of the Company’s Form 8-K filed on November 14, 2022)

4.1
Section 382 Rights Agreement, dated as of December 7, 2021, between Beazer Homes USA, Inc. and American Stock Transfer & Trust Company, LLC as Rights Agent (incorporated herein by reference to to Exhibit 4.1 of the Company’s Form 8-K filed on November 14, 2022)

10.1
Credit Agreement, dated as of October 13, 2022, among Beazer Homes USA, Inc., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as an issuing lender and administrative agent (incorporated herein by reference to Exhibit 10.49 to the Company’s Form 10-K filed on November 10, 2022)

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

Date:	February 2, 2023	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer