Form 10-Q
period 2023-03-31
BEAZER HOMES USA INC
filed 2023-04-27
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12822
_____________________________________________________________
BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________

Delaware	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2002 Summit Boulevard NE, 15th Floor, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
(770) 829-3700
(Registrant’s telephone number, including area code)

1000 Abernathy Road, Suite 260, Atlanta, Georgia, 30328
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 24, 2023: 31,347,050

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$240,829	$214,594
Restricted cash	38,321	37,234
Accounts receivable (net of allowance of $284 and $284, respectively)	28,461	35,890
Income tax receivable	307	9,606
Owned inventory	1,741,956	1,737,865
Deferred tax assets, net	147,598	156,358
Property and equipment, net	25,540	24,566
Operating lease right-of-use assets	15,101	9,795
Goodwill	11,376	11,376
Other assets	18,607	14,679
Total assets	$2,268,096	$2,251,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$125,240	$143,641
Operating lease liabilities	16,674	11,208
Other liabilities	141,977	174,388
Total debt (net of debt issuance costs of $6,533 and $7,280, respectively)	985,220	983,440
Total liabilities	1,269,111	1,312,677
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,347,050 issued and outstanding and 30,880,138 issued and outstanding, respectively)	31	31
Paid-in capital	860,517	859,856
Retained earnings	138,437	79,399
Total stockholders’ equity	998,985	939,286
Total liabilities and stockholders’ equity	$2,268,096	$2,251,963
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2023	2022	2023	2022
Total revenue	$543,908	$508,506	$988,836	$962,655
Home construction and land sales expenses	440,901	387,821	799,871	744,570
Inventory impairments and abandonments	111	935	301	935
Gross profit	102,896	119,750	188,664	217,150
Commissions	18,305	16,578	32,410	32,391
General and administrative expenses	42,779	45,530	83,427	83,297
Depreciation and amortization	3,020	3,031	5,533	5,912
Operating income	38,792	54,611	67,294	95,550
Loss on extinguishment of debt, net	—	(164)	(515)	(164)
Other income, net	1,007	303	1,583	722
Income from continuing operations before income taxes	39,799	54,750	68,362	96,108
Expense from income taxes	5,092	10,072	9,247	16,535
Income from continuing operations	34,707	44,678	59,115	79,573
Loss from discontinued operations, net of tax	—	(6)	(77)	(16)
Net income	$34,707	$44,672	$59,038	$79,557
Weighted-average number of shares:
Basic	30,394	30,594	30,464	30,464
Diluted	30,610	30,823	30,702	30,772
Basic income per share:
Continuing operations	$1.14	$1.46	$1.94	$2.61
Discontinued operations	—	—	—	—
Total	$1.14	$1.46	$1.94	$2.61
Diluted income per share:
Continuing operations	$1.13	$1.45	$1.93	$2.59
Discontinued operations	—	—	—	—
Total	$1.13	$1.45	$1.93	$2.59
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of December 31, 2022	31,347	$31	$858,839	$103,730	$962,600
Net income and comprehensive income	—	—	—	34,707	34,707
Stock-based compensation expense	—	—	1,678	—	1,678
Shares issued under employee stock plans, net	3	—	—	—	—
Forfeiture and other settlements of restricted stock	(3)	—	—	—	—
Balance as of March 31, 2023	31,347	$31	$860,517	$138,437	$998,985

	Six Months Ended March 31, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	59,038	59,038
Stock-based compensation expense	—	—	3,258	—	3,258
Shares issued under employee stock plans, net	675	—	—	—	—
Forfeiture and other settlements of restricted stock	(3)	—	—	—	—
Common stock redeemed for tax liability	(205)	—	(2,597)	—	(2,597)
Balance as of March 31, 2023	31,347	31	860,517	138,437	998,985

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of December 31, 2021	31,460	$31	$861,648	$(106,420)	$755,259
Net income and comprehensive income	—	—	—	44,672	44,672
Stock-based compensation expense	1	—	2,424	—	2,424
Stock option exercises	—	—	4	—	4
Forfeiture and other settlements of restricted stock	(3)	—	—	—	—
Common stock redeemed for tax liability	—	—	(2)	—	(2)
Balance as of March 31, 2022	31,458	$31	$864,074	$(61,748)	$802,357

	Six Months Ended March 31, 2022
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	79,557	79,557
Stock-based compensation expense	—	—	4,532	—	4,532
Stock option exercises	1	—	4	—	4
Shares issued under employee stock plans, net	517	—	—	—	—
Forfeiture and other settlements of restricted stock	(47)	—	—	—	—
Common stock redeemed for tax liability	(307)	—	(6,620)	—	(6,620)
Balance as of March 31, 2022	31,458	$31	$864,074	$(61,748)	$802,357
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2023	2022
Cash flows from operating activities:
Net income	$59,038	$79,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,533	5,912
Stock-based compensation expense	3,258	4,532
Inventory impairments and abandonments	301	935
Deferred and other income tax expense	9,225	16,531
Loss (gain) on disposal of fixed assets	1,265	(159)
Loss on extinguishment of debt, net	515	164
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,429	1,396
Decrease in income tax receivable	9,667	—
Increase in inventory	(2,275)	(174,225)
(Increase) decrease in other assets	(1,755)	906
(Decrease) increase in trade accounts payable	(18,401)	13,866
Decrease in other liabilities	(33,532)	(7,545)
Net cash provided by (used in) operating activities	40,268	(58,130)
Cash flows from investing activities:
Capital expenditures	(7,824)	(6,195)
Proceeds from sale of fixed assets	52	159
Other	(2)	—
Net cash used in investing activities	(7,774)	(6,036)
Cash flows from financing activities:
Repayment of debt	—	(6,113)
Debt issuance costs	(2,575)	—
Tax payments for stock-based compensation awards	(2,597)	(6,620)
Stock option exercises	—	4
Net cash used in financing activities	(5,172)	(12,729)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,322	(76,895)
Cash, cash equivalents, and restricted cash at beginning of period	251,828	274,143
Cash, cash equivalents, and restricted cash at end of period	$279,150	$197,248
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
Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value at an affordable price, delivered through our three strategic pillars of Mortgage Choice, Choice Plans®, and Surprising Performance, while seeking to maximize investment returns over the course of a housing cycle.
For an additional description of our business and strategic pillars, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (2022 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2022 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Share Repurchase Program
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. All shares have been retired upon repurchase. No share repurchases were made during the three and six months ended March 31, 2023 and 2022. As of March 31, 2023, the remaining availability of the new share repurchase program was $41.8 million.

Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in ASC Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2023	2022	2023	2022
Homebuilding revenue	$542,007	$507,208	$986,091	$953,937
Land sales and other revenue	1,901	1,298	2,745	8,718
Total revenue(a)	$543,908	$508,506	$988,836	$962,655
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of any discounts and incentives and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $31.4 million and $34.3 million as of March 31, 2023 and September 30, 2022, respectively. Of the customer liabilities outstanding as of September 30, 2022, $10.1 million and $22.2 million was recognized in revenue during the three and six months ended March 31, 2023 upon closing of the related homes.
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
Recent Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and all entities may elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of these accounting standards updates but does not expect that the adoption of ASU 2020-04 and ASU 2022-06 will have a material impact on our consolidated financial statements and related disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2023	2022
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$7,034	$626
Increase in operating lease liabilities(a)	7,482	626
Supplemental disclosure of cash activity:
Interest payments	$33,406	$34,649
Income tax payments	378	2,578
Tax refunds received	9,667	—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$240,829	$163,905
Restricted cash	38,321	33,343
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$279,150	$197,248
(a) Represents leases renewed or additional leases commenced during the six months ended March 31, 2023 and 2022.

(4) Owned Inventory
The components of our owned inventory are as follows as of March 31, 2023 and September 30, 2022:

in thousands	March 31, 2023	September 30, 2022
Homes under construction	$724,193	$785,742
Land under development	774,994	731,190
Land held for future development	19,879	19,879
Land held for sale	20,253	15,674
Capitalized interest	113,886	109,088
Model homes	88,751	76,292
Total owned inventory	$1,741,956	$1,737,865
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of March 31, 2023, we had 2,381 homes under construction, including 787 spec homes totaling $222.0 million (629 in-process spec homes totaling $156.6 million, and 158 finished spec homes totaling $65.4 million). As of September 30, 2022, we had 2,688 homes under construction, including 887 spec homes totaling $246.5 million (793 in-process spec units totaling $208.7 million, and 94 finished spec units totaling $37.8 million).
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

Total owned inventory by reportable segment is presented in the table below as of March 31, 2023 and September 30, 2022:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2023
West	$889,336	$3,483	$19,577	$912,396
East	333,355	10,888	—	344,243
Southeast	297,505	5,508	676	303,689
Corporate and unallocated(b)	181,628	—	—	181,628
Total	$1,701,824	$19,879	$20,253	$1,741,956
September 30, 2022
West	$934,309	$3,483	$14,998	$952,790
East	313,613	10,888	—	324,501
Southeast	284,424	5,508	676	290,608
Corporate and unallocated(b)	169,966	—	—	169,966
Total	$1,702,312	$19,879	$15,674	$1,737,865
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2023	2022	2023	2022
Land Held for Sale:
West	$—	$440	$—	$440
Total impairment charges on land held for sale	$—	$440	$—	$440
Abandonments:
West	$111	$12	$147	$12
East	—	—	154	—
Southeast	—	483	—	483
Total abandonments charges	$111	$495	$301	$495
Total impairments and abandonment charges	$111	$935	$301	$935
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
No project in progress impairments were recognized during the three and six months ended March 31, 2023 and 2022, respectively.

Land Held for Sale Impairments
We evaluate the net realizable value (fair value less cost to sell) of a land held for sale asset when indicators of impairment are present. Impairments on land held for sale generally represent write downs of these properties to net realizable value based on sales contracts, letters of intent, current market conditions, and recent comparable land sale transactions, as applicable. Absent an executed sales contract, our assumptions related to land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results.
No land held for sale impairments were recognized during the three and six months ended March 31, 2023 and $0.4 million land held for sale impairments were recognized during the three and six months ended March 31, 2022. The fair value of land held for sale inventory is measured on a non-recurring basis and has been determined using unobservable inputs (Level 3). The impairment-date fair value of land held for sale assets that were impaired during the three and six months ended March 31, 2022 was $0.9 million. Refer to Note 9 for further discussion on fair value measurements and fair value hierarchy.
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
We recognized $0.1 million and $0.3 million abandonment charges during the three and six months ended March 31, 2023, respectively. We recognized $0.5 million abandonment charges during the three and six months ended March 31, 2022.
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
The following table provides a summary of our interests in lot option agreements as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$152,008	$142,433
Remaining purchase price if lot option agreements are exercised	$789,333	$827,600
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheet.

(5) Interest
Interest capitalized during the three and six months ended March 31, 2023 and 2022 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2023	2022	2023	2022
Capitalized interest in inventory, beginning of period	$113,143	$110,516	$109,088	$106,985
Interest incurred	18,034	18,253	35,864	36,564
Interest expense not qualified for capitalization and included as other expense(a)	—	—	—	—
Capitalized interest amortized to home construction and land sales expenses(b)	(17,291)	(16,083)	(31,066)	(30,863)
Capitalized interest in inventory, end of period	$113,886	$112,686	$113,886	$112,686
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
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of March 31, 2023 and September 30, 2022:

in thousands	Maturity Date	March 31, 2023	September 30, 2022
6.750% Senior Notes (2025 Notes)	March 2025	$211,195	$211,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(6,533)	(7,280)
Total Senior Notes, net		911,917	911,170
Junior Subordinated Notes (net of unamortized accretion of $27,470 and $28,503, respectively)	July 2036	73,303	72,270
Secured Revolving Credit Facility	February 2024(a)	N/A(c)	—
Senior Unsecured Revolving Credit Facility	October 2026(b)	—	N/A(c)
Total debt, net		$985,220	$983,440
(a) The Secured Revolving Credit Facility (Secured Facility) provided working capital and letter of credit capacity of $250.0 million and was scheduled to mature in February 2024; however, the Secured Facility was terminated early in October 2022 in conjunction with the Company entering into the Senior Unsecured Revolving Credit Facility. We recorded a loss on extinguishment of debt of $0.5 million during the six months ended March 31, 2023 due to write-off of debt issuance costs related to the early termination of the Secured Facility. As of September 30, 2022, no borrowings were outstanding and $5.5 million letters of credit were outstanding under the Secured Facility, resulting in a remaining capacity of $244.5 million.
(b) The Senior Unsecured Revolving Credit Facility was entered into on October 13, 2022. Refer to below for further discussion.
(c) N/A - not applicable
Senior Unsecured Revolving Credit Facility
On October 13, 2022, the Company entered into a Senior Unsecured Revolving Credit Facility (Unsecured Facility), which replaced the Secured Facility. The Unsecured Facility provides working capital and letter of credit capacity of $265.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $135.0 million for a maximum of $400.0 million. The Unsecured Facility terminates on October 13, 2026 (Termination Date), and the Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.

Obligations of the Company under the Unsecured Facility are jointly and severally guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, excluding, among others, certain specified unrestricted subsidiaries. For additional discussion of the Unsecured Facility, refer to Note 8 to the audited consolidated financial statements within our 2022 Annual Report.
As of March 31, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $265.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of March 31, 2023, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Secured Facility and the Unsecured Facility). As of March 31, 2023 and September 30, 2022, the Company had letters of credit outstanding under these additional facilities of $33.1 million and $29.7 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2023.
During the three and six months ended March 31, 2023, we made no repurchases of Senior Notes. Subsequently in April 2023, we repurchased $5.0 million of our outstanding 2025 Notes using cash on hand, resulting in a loss on extinguishment of debt of less than $0.1 million.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of March 31, 2023. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 7.25% as of March 31, 2023. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2023, the unamortized accretion was $27.5 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of March 31, 2023, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
(7) Operating Leases
The Company leases certain office space and equipment under operating leases for use in our operations. We recognize operating lease expense on a straight-line basis over the lease term. Certain of our lease agreements include one or more options to renew. The exercise of lease renewal options is generally at our discretion. Variable lease expense primarily relates to maintenance and other monthly expenses that do not depend on an index or rate.
We determine if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use (ROU) assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if we determine it is reasonably certain that the option will be exercised. As our leases do not provide an implicit rate, the discount rate used in the present value calculation represents our incremental borrowing rate determined using information available at the commencement date.
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the three and six months ended March 31, 2023 and 2022, operating lease expense and cash payments on lease liabilities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2023	2022	2023	2022
Operating lease expense	$956	$979	$1,957	$1,978
Cash payments on lease liabilities	$1,103	$1,090	$2,244	$2,176
At March 31, 2023 and 2022, the weighted-average remaining lease term and discount rate were as follows:

	As of March 31,
	2023	2022
Weighted-average remaining lease term	7.3 years	4.6 years
Weighted-average discount rate	5.79%	4.42%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2023:

Fiscal Years Ending September 30,
in thousands
2023(a)	$2,005
2024	3,598
2025	3,233
2026	2,599
2027	1,683
Thereafter	8,220
Total lease payments(b)	21,338
Less: imputed interest	4,664
Total operating lease liabilities	$16,674
(a) Remaining lease payments are for the period beginning April 1, 2023 through September 30, 2023.
(b) Lease payments excludes $3.7 million legally binding minimum lease payments for an office lease signed but not yet commenced. The related ROU asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of March 31, 2023.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2023	2022	2023	2022
Balance at beginning of period	$13,159	$12,743	$13,926	$12,931
Accruals for warranties issued(a)	3,072	2,811	5,485	5,183
Changes in liability related to warranties existing in prior periods	(737)	(512)	(1,547)	22
Payments made	(2,421)	(2,361)	(4,791)	(5,455)
Balance at end of period	$13,073	$12,681	$13,073	$12,681
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
We have an accrual of $8.1 million and $9.8 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of March 31, 2023 and September 30, 2022, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $33.1 million and $271.1 million, respectively, as of March 31, 2023, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recoverable. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value on assets deemed to be impaired is determined based upon the type of asset being evaluated. Fair value of our owned inventory assets, when required to be calculated, is further discussed within Note 4. Due to the substantial use of unobservable inputs in valuing the assets on a non-recurring basis, they are classified within Level 3.
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value on a recurring basis.

in thousands	Level 1	Level 2	Level 3	Total
As of March 31, 2023
Deferred compensation plan assets	$—	$3,583	$—	$3,583
As of September 30, 2022
Deferred compensation plan assets	$—	$3,179	$—	$3,179
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Unsecured Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
in thousands	Carrying Amount(a)	Fair Value	Carrying Amount(a)	Fair Value
Senior Notes(b)	$911,917	$862,238	$911,170	$753,338
Junior Subordinated Notes(c)	73,303	73,303	72,270	72,270
Total	$985,220	$935,541	$983,440	$825,608
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

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax expense from continuing operations of $5.1 million and $9.2 million for the three and six months ended March 31, 2023, compared to $10.1 million and $16.5 million for the three and six months ended March 31, 2022. Income tax expense for the six months ended March 31, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the generation of additional federal tax credits and interest received with the refund of our alternative minimum tax credit. Income tax expense for the six months ended March 31, 2022 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by the generation of additional federal tax credits and the discrete tax benefit related to stock-based compensation activity in the period.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2023, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2022, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2022 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and six months ended March 31, 2023 and 2022, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2023	2022	2023	2022
Stock-based compensation expense	$1,678	$2,424	$3,258	$4,532
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2023:

	Six Months Ended
	March 31, 2023
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	27,507	$14.31
Outstanding at end of period	27,507	14.31
Exercisable at end of period	27,271	$14.29
As of both March 31, 2023 and September 30, 2022, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options. The costs remaining as of March 31, 2023 are expected to be recognized over a weighted-average period of 0.94 years.
Restricted Stock Awards
During the six months ended March 31, 2023, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the six months ended March 31, 2023:

	Six Months Ended March 31, 2023
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	436,146	412,042	848,188
Granted (a)	249,534	425,398	674,932
Vested	(334,736)	(232,071)	(566,807)
Forfeited	(1,958)	(1,516)	(3,474)
End of period	348,986	603,853	952,839
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
As of March 31, 2023 and September 30, 2022, total unrecognized compensation costs related to unvested restricted stock awards was $10.1 million and $7.3 million, respectively. The costs remaining as of March 31, 2023 are expected to be recognized over a weighted average period of 1.96 years.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands (except per share data)	2023	2022	2023	2022
Numerator:
Income from continuing operations	$34,707	$44,678	$59,115	$79,573
Loss from discontinued operations, net of tax	—	(6)	(77)	(16)
Net income	$34,707	$44,672	$59,038	$79,557

Denominator:
Basic weighted-average shares	30,394	30,594	30,464	30,464
Dilutive effect of restricted stock awards	211	222	234	300
Dilutive effect of stock options	5	7	4	8
Diluted weighted-average shares(a)	30,610	30,823	30,702	30,772

Basic income per share:
Continuing operations	$1.14	$1.46	$1.94	$2.61
Discontinued operations	—	—	—	—
Total	$1.14	$1.46	$1.94	$2.61

Diluted income per share:
Continuing operations	$1.13	$1.45	$1.93	$2.59
Discontinued operations	—	—	—	—
Total	$1.13	$1.45	$1.93	$2.59
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2023	2022	2023	2022
Stock options	12	13	12	31
Time-based restricted stock	119	188	134	—
(13) Other Liabilities
Other liabilities include the following as of March 31, 2023 and September 30, 2022:

in thousands	March 31, 2023	September 30, 2022
Accrued compensations and benefits	32,013	$57,781
Customer deposits	31,432	34,270
Accrued interest	23,062	22,723
Warranty reserve	13,073	13,926
Litigation accruals	8,070	9,832
Income tax liabilities	775	320
Other	33,552	35,536
Total	$141,977	$174,388

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
West: Arizona, California, Nevada, and Texas(a)
East: Delaware, Indiana, Maryland, New Jersey(b), Tennessee, and Virginia
Southeast: Florida, Georgia, North Carolina, and South Carolina
(a) On May 20, 2022, we acquired substantially all of the assets of Imagine Homes, a private San Antonio-based homebuilder in which the Company held a one-third ownership stake for the previous 16 years. The results of our San Antonio operations are reported herein within our West reportable segment.
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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2023	2022	2023	2022
Revenue
West	$330,413	$303,492	$605,228	$561,158
East	120,071	128,935	206,261	247,104
Southeast	93,424	76,079	177,347	154,393
Total revenue	$543,908	$508,506	$988,836	$962,655

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2023	2022	2023	2022
Operating income
West	$45,513	$58,103	$82,870	$100,827
East	16,244	24,072	25,506	43,931
Southeast	11,517	10,007	22,196	18,207
Segment total	73,274	92,182	130,572	162,965
Corporate and unallocated(a)	(34,482)	(37,571)	(63,278)	(67,415)
Total operating income	$38,792	$54,611	$67,294	$95,550
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2023	2022	2023	2022
Depreciation and amortization
West	$1,939	$1,810	$3,544	$3,409
East	388	367	661	802
Southeast	398	374	728	773
Segment total	2,725	2,551	4,933	4,984
Corporate and unallocated(a)	295	480	600	928
Total depreciation and amortization	$3,020	$3,031	$5,533	$5,912
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
in thousands	2023	2022
Capital expenditures
West	$3,086	$3,275
East	1,239	253
Southeast	925	595
Corporate and unallocated	2,574	2,072
Total capital expenditures	$7,824	$6,195
The following table presents assets by segment as of March 31, 2023 and September 30, 2022:

in thousands	March 31, 2023	September 30, 2022
Assets
West	$958,771	$995,339
East	355,234	334,323
Southeast	318,090	305,443
Corporate and unallocated(a)	636,001	616,858
Total assets	$2,268,096	$2,251,963
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
During the second quarter of fiscal 2023, we delivered sequentially stronger sales results as homebuyer traffic and demand improved relative to the first quarter of fiscal 2023. Although affordability remains challenging for many, homebuyers seem to be adjusting to the current market and higher mortgage interest rates. While we expect uncertainty in market conditions to continue throughout fiscal 2023, we believe the long-term housing market outlook remains positive, supported by a demographic shift towards homeownership and a multimillion unit housing deficit that has accumulated over the past decade.
We are focused on adjusting prices, features, and incentives to align with the current market. Further, we continue to strive to reduce build costs through re-negotiation and re-bidding of construction jobs, reduce cycle times, and prudently manage our overhead costs.
For the remainder of fiscal 2023, we plan to continue to invest in land strategically, gradually increase our active communities, and continue to use lot option agreements to position our business for longer-term growth, while focusing on the appropriate balance between pursuing growth opportunities, controlling risk, and maintaining a strong liquidity position.
Overview of Results for Our Fiscal Second Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended March 31, 2023:
•During the quarter ended March 31, 2023, sales per community per month was 3.2 compared to 3.6 in the prior year quarter, and our net new orders were 1,181, down 8.5% from 1,291 in the prior year quarter. Although sales pace decreased compared to prior year quarter, it remained within our historical normal range for the second fiscal quarter. Furthermore, we delivered sequentially stronger sales pace in excess of normal seasonality, reflecting an improved sales environment as the market stabilized.
•During the quarter ended March 31, 2023, our average active community count of 123 was up 3.6% from 119 in the prior year quarter. We ended the quarter with an active community count of 121, compared to 119 at the prior year quarter end. We have been working to grow community counts by increasing investments in new communities strategically. We invested $113.0 million and $132.6 million in land acquisition and land development during quarters ended March 31, 2023 and March 31, 2022, respectively.
•Cancellation rate for the quarter ended March 31, 2023 was 18.6%, up from 12.2% in the prior year quarter but down sequentially from 37.1% in the prior fiscal quarter. Although cancellation rates were higher compared to the prior year quarter, they were well within our historical normal range and significantly lower than cancellation rates in the prior fiscal quarter, reflecting an improvement in buyer sentiment as mortgage interest rates stabilized.
•Our Average Selling Price (ASP) for homes closed during the quarter ended March 31, 2023 was $509.9 thousand, up 8.4% from $470.5 thousand in the prior year quarter. The year-over-year increase in closing ASP was primarily driven by price appreciation during the prior fiscal year before interest rates rose. However, our closing ASP and backlog ASP were down sequentially from the prior fiscal quarter as anticipated.
•Homebuilding gross margin for the quarter ended March 31, 2023 was 18.7%, down from 23.5% in the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended March 31, 2023, was 22.0%, down from 26.8% in the prior year quarter but remained strong by historical standards. We believe our margins are beginning to stabilize as homebuyers are adapting to the current housing market while we are continuing to reduce build costs.
•As of March 31, 2023, our land position includes 23,820 controlled lots, up 1.3% from 23,516 as of March 31, 2022. Excluding land held for future development and land held for sale lots, we controlled 23,091 active lots, up 1.6% from the prior year quarter. As of March 31, 2023, we controlled 12,460 lots, or 54.0% of our total active lots through option agreements compared to 11,551 lots, or 50.8% of our total active lots under option agreements as of March 31, 2022.

•SG&A for the quarter ended March 31, 2023 was 11.2% of total revenue, down from 12.2% in the prior year quarter. The decrease in SG&A as a percentage of total revenue was primarily due to higher revenue and lower incentive compensation, partially offset by higher commissions and sales and marketing costs for the quarter ended March 31, 2023 compared to the prior year quarter. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of economic downturn, which result in decreased revenues and closings. Accordingly, our financial results for the three and six months ended March 31, 2023 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2023	2022	2023	2022
Revenue:
Homebuilding	$542,007	$507,208	$986,091	$953,937
Land sales and other	1,901	1,298	2,745	8,718
Total	$543,908	$508,506	$988,836	$962,655
Gross profit:
Homebuilding	$101,588	$119,402	$186,702	$212,706
Land sales and other	1,308	348	1,962	4,444
Total	$102,896	$119,750	$188,664	$217,150
Gross margin:
Homebuilding(a)	18.7%	23.5%	18.9%	22.3%
Land sales and other(b)	68.8%	26.8%	71.5%	51.0%
Total	18.9%	23.5%	19.1%	22.6%
Commissions	$18,305	$16,578	$32,410	$32,391
General and administrative expenses (G&A)	$42,779	$45,530	$83,427	$83,297
SG&A (commissions plus G&A) as a percentage of total revenue	11.2%	12.2%	11.7%	12.0%
G&A as a percentage of total revenue	7.9%	9.0%	8.4%	8.7%
Depreciation and amortization	$3,020	$3,031	$5,533	$5,912
Operating income	$38,792	$54,611	$67,294	$95,550
Operating income as a percentage of total revenue	7.1%	10.7%	6.8%	9.9%
Effective tax rate(c)	12.8%	18.4%	13.5%	17.2%
Inventory impairments and abandonments	$111	$935	$301	$935
Loss on extinguishment of debt, net	$—	$(164)	$(515)	$(164)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 22.0% and 26.8% for the three months ended March 31, 2023 and 2022, respectively, and 22.1% and 25.6% for the six months ended March 31, 2023 and 2022. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by income from continuing operations. Our income tax expenses are not always directly correlated to the amount of pre-tax income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. For the three and six months ended March 31, 2023, our effective tax rate was impacted by, among other factors, $5.6 million and $8.6 million of energy efficiency tax credits claimed, respectively, compared to $3.0 million and $6.2 million of such credits claimed during the three and six months ended March 31, 2022, respectively.

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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31,(a)
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22	2023	2022	23 vs 22
Net income	$34,707	$44,672	$(9,965)	$59,038	$79,557	$(20,519)	$200,185	$165,053	$35,132
Expense from income taxes	5,092	10,071	(4,979)	9,225	16,531	(7,306)	45,961	26,246	19,715
Interest amortized to home construction and land sales expenses and capitalized interest impaired	17,291	16,083	1,208	31,066	30,863	203	72,261	75,230	(2,969)
Interest expense not qualified for capitalization	—	—	—	—	—	—	—	212	(212)
EBIT	57,090	70,826	(13,736)	99,329	126,951	(27,622)	318,407	266,741	51,666
Depreciation and amortization	3,020	3,031	(11)	5,533	5,912	(379)	12,981	13,083	(102)
EBITDA	60,110	73,857	(13,747)	104,862	132,863	(28,001)	331,388	279,824	51,564
Stock-based compensation expense	1,678	2,424	(746)	3,258	4,532	(1,274)	7,204	10,639	(3,435)
Loss on extinguishment of debt	—	164	(164)	515	164	351	42	1,626	(1,584)
Inventory impairments and abandonments(b)	111	935	(824)	301	935	(634)	1,890	1,323	567
Severance expenses	224	—	224	335	—	335	335	—	335
Adjusted EBITDA	$62,123	$77,380	$(15,257)	$109,271	$138,494	$(29,223)	$340,859	$293,412	$47,447
(a) "LTM" indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2023	2022	23 vs 22	2023	2022
West	631	832	(24.2)%	20.2%	12.1%
East	296	284	4.2%	18.0%	9.8%
Southeast	254	175	45.1%	15.1%	16.3%
Total	1,181	1,291	(8.5)%	18.6%	12.2%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2023	2022	23 vs 22	2023	2022
West	879	1,487	(40.9)%	28.6%	12.4%
East	416	520	(20.0)%	20.0%	11.7%
Southeast	368	425	(13.4)%	21.0%	11.1%
Total	1,663	2,432	(31.6)%	25.0%	12.0%
Net new orders for the quarter ended March 31, 2023 decreased to 1,181, down 8.5% from the quarter ended March 31, 2022. The decrease in net new orders compared to the prior year quarter was driven by a 11.7% decrease in sales pace from 3.6 sales per community per month in the prior year quarter to 3.2, partially offset by a 3.6% increase in average active community count from 119 in the prior year quarter to 123. Although sales pace decreased and cancellation rates increased across reportable segments from the prior year quarter, the current quarter metrics were generally within our historical normal ranges and reflected significant improvements sequentially from the prior fiscal quarter.
Net new orders for the six months ended March 31, 2023 decreased to 1,663, down 31.6% from the quarter ended March 31, 2022. This was primarily attributed to low sale pace and historically high cancellation rates we experienced during our fiscal first quarter as a result of a significant decline in the housing market conditions at the time. As discussed above, we have seen improvements during the current fiscal quarter with sales pace and cancellation rates beginning to return to historical normal ranges.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022	23 vs 22
Backlog Units:
West	995	1,872	(46.8)%
East	435	634	(31.4)%
Southeast	428	615	(30.4)%
Total	1,858	3,121	(40.5)%
Aggregate dollar value of homes in backlog (in millions)	$987.2	$1,583.5	(37.7)%
ASP in backlog (in thousands)	$531.3	$507.4	4.7%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of March 31, 2023 decreased 37.7% compared to March 31, 2022 due to a 40.5% decrease in backlog units, partially offset by a 4.7% increase in the ASP of homes in backlog.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$328,961	$302,887	8.6%	$521.3	$455.5	14.4%	631	665	(5.1)%
East	119,869	128,424	(6.7)%	507.9	509.6	(0.3)%	236	252	(6.3)%
Southeast	93,177	75,897	22.8%	475.4	471.4	0.8%	196	161	21.7%
Total	$542,007	$507,208	6.9%	$509.9	$470.5	8.4%	1,063	1,078	(1.4)%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$603,283	$559,379	7.8%	$528.7	$441.2	19.8%	1,141	1,268	(10.0)%
East	205,900	242,711	(15.2)%	526.6	488.4	7.8%	391	497	(21.3)%
Southeast	176,908	151,847	16.5%	486.0	457.4	6.3%	364	332	9.6%
Total	$986,091	$953,937	3.4%	$520.1	$454.9	14.3%	1,896	2,097	(9.6)%
Three Months Ended March 31, 2023 as compared to 2022
West Segment: Homebuilding revenue increased by 8.6% for the three months ended March 31, 2023 compared to the prior year quarter due to a 14.4% increase in ASP, partially offset by a 5.1% decrease in closings. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate compared to the prior year quarter.
East Segment: Homebuilding revenue decreased by 6.7% for the three months ended March 31, 2023 compared to the prior year quarter due to a 6.3% decrease in closings as well as a 0.3% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate compared to the prior year quarter.
Southeast Segment: Homebuilding revenue increased by 22.8% for the three months ended March 31, 2023 compared to the prior year quarter due to a 21.7% increase in closings as well as a 0.8% increase in ASP. The increase in closings was primarily due to higher backlog conversion rate, partially offset by lower beginning backlog compared to the prior year quarter.
Six Months Ended March 31, 2023 as compared to 2022
West Segment: Homebuilding revenue increased by 7.8% for the six months ended March 31, 2023 compared to the six months ended March 31, 2022 due to an increase in ASP of 19.8%, partially offset by a 10.0% decrease in closings. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate compared to the prior year period.
East Segment: Homebuilding revenue decreased by 15.2% for the six months ended March 31, 2023 compared to the six months ended March 31, 2022 due to a 21.3% decrease in closings, partially offset by a 7.8% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate compared to the prior year period.
Southeast Segment: Homebuilding revenue increased by 16.5% compared to the six months ended March 31, 2022 due to a 9.6% increase in closings as well as a 6.3% increase in ASP. The increase in closings was was primarily due to higher backlog conversion rate, partially offset by lower beginning backlog compared to the prior year period.

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

	Three Months Ended March 31, 2023
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$71,390	21.7%	$111	$71,501	21.7%	$—	$71,501	21.7%
East	26,062	21.7%	—	26,062	21.7%	—	26,062	21.7%
Southeast	19,985	21.4%	—	19,985	21.4%	—	19,985	21.4%
Corporate & unallocated(a)	(15,849)		—	(15,849)		17,291	1,442
Total homebuilding	$101,588	18.7%	$111	$101,699	18.8%	$17,291	$118,990	22.0%

	Three Months Ended March 31, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$81,849	27.0%	$12	$81,861	27.0%	$—	$81,861	27.0%
East	33,673	26.2%	—	33,673	26.2%	—	33,673	26.2%
Southeast	17,510	23.1%	483	17,993	23.7%	—	17,993	23.7%
Corporate & unallocated(a)	(13,630)		—	(13,630)		16,083	2,453
Total homebuilding	$119,402	23.5%	$495	$119,897	23.6%	$16,083	$135,980	26.8%

	Six Months Ended March 31, 2023
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$130,752	21.7%	$147	$130,899	21.7%	$—	$130,899	21.7%
East	42,583	20.7%	154	42,737	20.8%	—	42,737	20.8%
Southeast	38,486	21.8%	—	38,486	21.8%	—	38,486	21.8%
Corporate & unallocated (a)	(25,119)		—	(25,119)		31,066	5,947
Total homebuilding	$186,702	18.9%	$301	$187,003	19.0%	$31,066	$218,069	22.1%

	Six Months Ended March 31, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$144,776	25.9%	$12	$144,788	25.9%	$—	$144,788	25.9%
East	59,207	24.4%	—	59,207	24.4%	—	59,207	24.4%
Southeast	33,545	22.1%	483	34,028	22.4%	—	34,028	22.4%
Corporate & unallocated (a)	(24,822)	—	—	(24,822)		30,863	6,041
Total homebuilding	$212,706	22.3%	$495	$213,201	22.3%	$30,863	$244,064	25.6%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.
Three Months Ended March 31, 2023 as compared to 2022
Our homebuilding gross profit decreased by $17.8 million to $101.6 million for the three months ended March 31, 2023, compared to $119.4 million in the prior year quarter. The decrease in homebuilding gross profit was primarily driven by a decrease in gross margin of 480 basis points to 18.7%, partially offset by an increase in homebuilding revenue of $34.8 million. As shown in the tables above, the comparability of our gross profit and gross margin was slightly impacted by impairment and abandonment charges which decreased by $0.4 million, and interest amortized to homebuilding cost of sales which increased by $1.2 million period-over-period (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $17.0 million compared to the prior year quarter, while homebuilding gross margin decreased by 480 basis points to 22.0%. The year-over-year deterioration in gross margin for the three months ended March 31, 2023 was primarily driven by an increase in price concessions and closing cost incentives.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $10.5 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.7%, down from 27.0% in the prior year quarter. The decrease in gross margin was driven by an increase in price concessions and closing cost incentives.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $7.6 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.7%, down from 26.2% in the prior year quarter. The decrease in gross margin was driven by an increase in price concessions and closing cost incentives.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit increased by $2.5 million due to an increase in homebuilding revenue, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.4%, down from 23.7% in the prior year quarter. The decrease in gross margin was driven by an increase in prices concessions and closing cost incentives.

Six Months Ended March 31, 2023 as compared to 2022
Our homebuilding gross profit decreased by $26.0 million to $186.7 million for the six months ended March 31, 2023, from $212.7 million in the prior year period. The decrease in gross profit was primarily driven by a decrease in gross margin of 340 basis points to 18.9%, partially offset by an increase in homebuilding revenue of $32.2 million. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period was slightly impacted by impairment and abandonment charges which decreased by $0.2 million, and interest amortized to homebuilding cost of sales which increased by $0.2 million period-over-period (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $26.0 million compared to the prior year period, while homebuilding gross margin decreased by 350 basis points to 22.1%. The year-over-year deterioration in gross margin for the six months ended March 31, 2023 was primarily driven by an increase in price concessions and closing cost incentives.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $14.0 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.7%, down from 25.9% in the prior year period. The decrease in gross margin was primarily driven by an increase in price concessions and closing cost incentives.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $16.6 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 20.8%, down from 24.4% in the prior year period. The decrease in gross margin was primarily driven by an increase in price concessions and closing cost incentives.
Southeast Segment: Compared to the prior year period, homebuilding gross profit increased by $4.9 million due to an increase in homebuilding revenue, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.8%, down from 22.4% in the prior year period. The decrease in gross margin was primarily driven by an increase in price concessions and closing cost incentives, partially offset by changes in product and community mix.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended March 31, 2023, our homebuilding gross profit and margin was $506.1 million and 21.7%, respectively, on trailing 12-months of homebuilding revenue of $2.30 billion. Excluding interest amortized to cost of sales and inventory impairments and abandonments of $72.7 million, our homebuilding gross profit and margin for the trailing 12-month period ended March 31, 2023 were $578.9 million and 24.8%, respectively. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 105 and 2.3% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	2.9%
Impact of interest amortized to COS related to these communities	2.4%
Pre-impairment turn gross margin, excluding interest amortization	5.3%
Impact of impairment turns	23.5%
Gross margin (post impairment turns), excluding interest amortization	28.8%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$1,452	$605	$847	$972	$15	$957
East	202	511	(309)	151	199	(48)
Southeast	247	182	65	185	134	51
Total	$1,901	$1,298	$603	$1,308	$348	$960

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$1,945	$1,779	$166	$1,354	$493	$861
East	361	4,393	(4,032)	274	3,606	(3,332)
Southeast	439	2,546	(2,107)	334	345	(11)
Total	$2,745	$8,718	$(5,973)	$1,962	$4,444	$(2,482)

For the three months ended March 31, 2023, land sales and other revenue increased by $0.6 million to $1.9 million, and land sales and other gross profit increased by $1.0 million to $1.3 million compared to the prior year quarter due to an increase in land sales closings. For the six months ended March 31, 2023, land sales and other revenue decreased by $6.0 million to $2.7 million, and land sales and other gross profit decreased by $2.5 million to $2.0 million compared to the prior year period due to a decrease in land sales closings. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$45,513	$58,103	$(12,590)	$82,870	$100,827	$(17,957)
East	16,244	24,072	(7,828)	25,506	43,931	(18,425)
Southeast	11,517	10,007	1,510	22,196	18,207	3,989
Corporate and unallocated(a)	(34,482)	(37,571)	3,089	(63,278)	(67,415)	4,137
Operating income	$38,792	$54,611	$(15,819)	$67,294	$95,550	$(28,256)
(a) Includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income decreased by $15.8 million to $38.8 million for the three months ended March 31, 2023, compared to operating income of $54.6 million for the three months ended March 31, 2022, driven primarily by the previously discussed decrease in gross profit, partially offset by lower SG&A expense of $1.0 million, or 1.6% decrease, compared to the prior year quarter. SG&A as a percentage of total revenue decreased by 100 basis points quarter-over-quarter from 12.2% to 11.2% primarily due to higher revenue and lower incentive compensation, partially offset by higher commissions and sales and marketing costs for the three months ended March 31, 2023 compared to the prior year quarter.
Our operating income decreased by $28.3 million to $67.3 million for the six months ended March 31, 2023, compared to operating income of $95.6 million for the six months ended March 31, 2022, driven primarily by the previously discussed decrease in gross profit. Dollar value of SG&A remained relatively flat with higher sales and marketing costs largely offset by lower incentive compensation year-over-year. SG&A as a percentage of total revenue decreased by 30 basis points year-over-year from 12.0% to 11.7% primarily due to higher revenue for the six months ended March 31, 2023 compared to the prior year period.
Three Months Ended March 31, 2023 as compared to 2022
West Segment: The $12.6 million decrease in operating income compared to the prior year quarter was primarily due to lower gross profit previously discussed, as well as higher commission expense on higher homebuilding revenue, higher sales and marketing expenses, and higher other G&A expenses, partially offset by lower incentive compensation.
East Segment: The $7.8 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, as well as higher sales and marketing expenses, partially offset by lower commissions expense on lower homebuilding revenue, lower incentive compensation, and lower other G&A expenses.
Southeast Segment: The $1.5 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed, as well as lower sales and marketing expenses and lower incentive compensation, partially offset by higher commissions expense on higher homebuilding revenue, and higher other G&A expenses.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2023, corporate and unallocated net expenses decreased by $3.1 million from the prior year quarter primarily due to lower incentive compensation and lower G&A costs, partially offset by higher amortization of capitalized interest and capitalized indirect costs to cost of sales.
Six Months Ended March 31, 2023 as compared to 2022
West Segment: The $18.0 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, as well as higher commissions expense on higher homebuilding revenue, higher sales and marketing expenses, and higher other G&A expenses, partially offset by lower incentive compensation.
East Segment: The $18.4 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher sales and marketing expenses, partially offset by lower commission expenses on lower homebuilding revenue, lower incentive compensation, and lower other G&A expenses.

Southeast Segment: The $4.0 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit previously discussed, as well as lower sales and marketing expenses, lower incentive compensation, and lower other G&A expenses, partially offset by higher commissions expense on higher homebuilding revenue.
Corporate and Unallocated: For the six months ended March 31, 2023, corporate and unallocated net costs decreased by $4.1 million over the prior year period. The decrease was primarily due to lower incentive compensation and lower G&A costs, partially offset by higher amortization of capitalized interest and capitalized indirect costs to cost of sales.
Below operating income, we had one noteworthy year-over-year fluctuation for the three and six months ended March 31, 2023 compared to the prior period. Specifically, we experienced an increase in other income, net, primarily attributable to a year-over-year increase in external interest received due to higher interest rates on operating cash bank accounts.
Income Taxes
Our income tax assets and liabilities and related effective tax rate are affected by a variety of factors, including, but not limited to, tax credits, permanent differences and other discrete items. A comparison of our effective tax rates should also consider the changes in valuation allowance in periods when a change occurs. As such, our income tax expense/benefit is not always directly correlated to the amount of pre-tax income or loss for the associated periods.
We recognized income tax expense from continuing operations of $5.1 million and $9.2 million for the three and six months ended March 31, 2023, compared to $10.1 million and $16.5 million for the three and six months ended March 31, 2022. Income tax expense for the six months ended March 31, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the generation of additional federal tax credits and interest received with the refund of our alternative minimum tax credit. Income tax expense for the six months ended March 31, 2022 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by the generation of additional federal tax credits and the discrete tax benefit related to stock-based compensation activity in the period. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2023	2022
Net cash provided by (used in) operating activities	$40,268	$(58,130)
Net cash used in investing activities	(7,774)	(6,036)
Net cash used in financing activities	(5,172)	(12,729)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,322	$(76,895)
Operating Activities
Net cash provided by operating activities was $40.3 million for the six months ended March 31, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by cash inflows from income before income taxes of $68.4 million, which included $10.8 million of non-cash charges. This was partially offset by a net increase in non-inventory working capital balances of $36.6 million and an increase in inventory of $2.3 million resulting from land acquisition, land development and house construction spending.
Net cash used in operating activities was $58.1 million for the six months ended March 31, 2022, primarily driven by an increase in inventory of $174.2 million resulting from land acquisition, land development and house construction spending to support continued growth. This was partially offset by cash inflows from income before income taxes of $96.1 million, which included $11.2 million of non-cash charges and a net decrease in non-inventory working capital balances of $8.8 million.

Investing Activities
Net cash used in investing activities for the six months ended March 31, 2023 and 2022 was $7.8 million and $6.0 million, respectively, primarily driven in both periods by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities for the six months ended March 31, 2023 was $5.2 million, primarily driven by debt issuance costs for the Unsecured Facility (see Note 6), and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities for the six months ended March 31, 2022 was $12.7 million, primarily driven by the repurchase of a portion of our 2027 Senior Notes, and tax payments for stock-based compensation awards vesting.
Financial Position
As of March 31, 2023, our liquidity position consisted of $240.8 million in cash and cash equivalents and $265.0 million of remaining capacity under the Unsecured Facility, compared to $163.9 million in cash and cash equivalents and $250.0 of remaining capacity under the Secured Facility as of March 31, 2022. Meanwhile, we invested $113.0 million and $132.6 million in land acquisition and land development during quarters ended March 31, 2023 and March 31, 2022, respectively.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $265.0 million. As of March 31, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $265.0 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $33.1 million of outstanding letters of credit under these facilities.
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
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. All shares have been retired upon repurchase. No share repurchases were made during the three and six months ended March 31, 2023 and 2022. As of March 31, 2023, the remaining availability of the new share repurchase program was $41.8 million.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and six months ended March 31, 2023 or 2022.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a certain price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of March 31, 2023, we controlled 23,820 lots, which includes 272 lots of land held for future development and 457 lots of land held for sale. Of the 23,091 active lots, we controlled 12,460 of these lots, or 54.0%, through option agreements, as compared to 11,551 lots controlled, or 50.8% of our total active lots, through option agreements as of March 31, 2022. Lot option agreements allow us to position for future growth while providing us with the flexibility to respond to changes in market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled approximately $152.0 million as of March 31, 2023. The total remaining purchase price, net of cash deposits, committed under all options was $789.3 million as of March 31, 2023. Subject to market conditions and our liquidity, we plan to further expand our use of option agreements to supplement our owned inventory supply.
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

Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $33.1 million and $271.1 million, respectively, as of March 31, 2023, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2022 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2023 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K.

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
•financial institution disruptions, such as recent bank failures;
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
•our ability to raise debt and/or equity capital, due to factors such as limitations in the capital markets (including market volatility), adverse credit market conditions and financial institution disruptions, and our ability to otherwise meet our ongoing liquidity needs (which could cause us to fail to meet the terms of our covenants and other requirements under our various debt instruments and therefore trigger an acceleration of a significant portion or all of our outstanding debt obligations), including the impact of any downgrades of our credit ratings or reduction in our liquidity levels;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2023, we had variable rate debt outstanding totaling approximately $73.3 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2023 was $862.2 million, compared to a carrying amount of $911.9 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $862.2 million to $897.6 million as of March 31, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 at a reasonable assurance level.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	April 27, 2023	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer