Form 10-Q
period 2023-06-30
BEAZER HOMES USA INC
filed 2023-07-27
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 24, 2023: 31,339,214

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$276,125	$214,594
Restricted cash	39,540	37,234
Accounts receivable (net of allowance of $284 and $284, respectively)	33,195	35,890
Income tax receivable	—	9,606
Owned inventory	1,741,651	1,737,865
Deferred tax assets, net	141,761	156,358
Property and equipment, net	28,927	24,566
Operating lease right-of-use assets	16,156	9,795
Goodwill	11,376	11,376
Other assets	29,867	14,679
Total assets	$2,318,598	$2,251,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$136,813	$143,641
Operating lease liabilities	17,665	11,208
Other liabilities	138,207	174,388
Total debt (net of debt issuance costs of $6,142 and $7,280, respectively)	981,128	983,440
Total liabilities	1,273,813	1,312,677
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,339,214 issued and outstanding and 30,880,138 issued and outstanding, respectively)	31	31
Paid-in capital	862,500	859,856
Retained earnings	182,254	79,399
Total stockholders’ equity	1,044,785	939,286
Total liabilities and stockholders’ equity	$2,318,598	$2,251,963
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2023	2022	2023	2022
Total revenue	$572,544	$526,666	$1,561,380	$1,489,321
Home construction and land sales expenses	455,485	394,201	1,255,356	1,138,771
Inventory impairments and abandonments	315	—	616	935
Gross profit	116,744	132,465	305,408	349,615
Commissions	19,473	16,277	51,883	48,668
General and administrative expenses	46,464	45,760	129,891	129,057
Depreciation and amortization	2,907	3,189	8,440	9,101
Operating income	47,900	67,239	115,194	162,789
(Loss) gain on extinguishment of debt, net	(18)	86	(533)	(78)
Other income, net	2,176	137	3,759	859
Income from continuing operations before income taxes	50,058	67,462	118,420	163,570
Expense from income taxes	6,241	13,150	15,488	29,685
Income from continuing operations	43,817	54,312	102,932	133,885
Gain (loss) from discontinued operations, net of tax	—	12	(77)	(4)
Net income	$43,817	$54,324	$102,855	$133,881
Weighted-average number of shares:
Basic	30,395	30,512	30,335	30,480
Diluted	30,860	30,872	30,649	30,806
Basic income per share:
Continuing operations	$1.44	$1.78	$3.39	$4.39
Discontinued operations	—	—	—	—
Total	$1.44	$1.78	$3.39	$4.39
Diluted income per share:
Continuing operations	$1.42	$1.76	$3.36	$4.35
Discontinued operations	—	—	—	—
Total	$1.42	$1.76	$3.36	$4.35
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of March 31,2023	31,347	$31	$860,517	$138,437	$998,985
Net income and comprehensive income	—	—	—	43,817	43,817
Stock-based compensation expense	—	—	1,989	—	1,989
Stock option exercises	2	—	12	—	12
Forfeiture and other settlements of restricted stock	(9)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(18)	—	(18)
Balance as of June 30, 2023	31,339	$31	$862,500	$182,254	$1,044,785

	Nine Months Ended June 30, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	102,855	102,855
Stock-based compensation expense	—	—	5,247	—	5,247
Stock option exercises	2	—	12	—	12
Shares issued under employee stock plans, net	675	—	—	—	—
Forfeiture and other settlements of restricted stock	(12)	—	—	—	—
Common stock redeemed for tax liability	(206)	—	(2,615)	—	(2,615)
Balance as of June 30, 2023	31,339	31	862,500	182,254	1,044,785

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

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2023	2022
Cash flows from operating activities:
Net income	$102,855	$133,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,440	9,101
Stock-based compensation expense	5,247	6,515
Inventory impairments and abandonments	616	935
Deferred and other income tax expense	15,466	29,683
Loss (gain) on disposal of fixed assets	1,178	(252)
Change in allowance for doubtful accounts	—	(6)
Loss on extinguishment of debt, net	533	78
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,695	554
Decrease in income tax receivable	9,987	—
Increase in inventory	(1,228)	(351,424)
Increase in other assets	(5,346)	(4,614)
(Decrease) increase in trade accounts payable	(6,828)	12,473
Decrease in other liabilities	(37,783)	(1,428)
Net cash provided by (used in) operating activities	95,832	(164,504)
Cash flows from investing activities:
Capital expenditures	(14,122)	(11,192)
Proceeds from sale of fixed assets	143	257
Purchases of investment securities	(7,838)	—
Other	(2)	—
Net cash used in investing activities	(21,819)	(10,935)
Cash flows from financing activities:
Repayment of debt	(4,998)	(7,750)
Repayment of borrowings from credit facility	—	(80,000)
Borrowings from credit facility	—	80,000
Debt issuance costs	(2,575)	—
Repurchase of common stock	—	(2,527)
Tax payments for stock-based compensation awards	(2,615)	(6,631)
Stock option exercises	12	5
Net cash used in financing activities	(10,176)	(16,903)
Net increase (decrease) in cash, cash equivalents, and restricted cash	63,837	(192,342)
Cash, cash equivalents, and restricted cash at beginning of period	251,828	274,143
Cash, cash equivalents, and restricted cash at end of period	$315,665	$81,801
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2022 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Share Repurchase Program
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during the three and nine months ended June 30, 2023. As of June 30, 2023, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date. Previously repurchased shares under the program have been retired.

Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in ASC Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2023	2022	2023	2022
Homebuilding revenue	$570,535	$523,229	$1,556,626	$1,477,166
Land sales and other revenue	2,009	3,437	4,754	12,155
Total revenue(a)	$572,544	$526,666	$1,561,380	$1,489,321
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of discounts and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $32.9 million and $34.3 million as of June 30, 2023 and September 30, 2022, respectively. Of the customer liabilities outstanding as of September 30, 2022, $6.2 million and $28.4 million was recognized in revenue during the three and nine months ended June 30, 2023 upon closing of the related homes.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2023	2022
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$8,814	$811
Increase in operating lease liabilities(a)	9,262	811
Derecognition of investment in unconsolidated entities (b)	$—	$3,641
Supplemental disclosure of cash activity:
Interest payments	$58,405	$60,052
Income tax payments	1,450	3,783
Tax refunds received	9,987	—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$276,125	$42,039
Restricted cash	39,540	39,762
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$315,665	$81,801
(a) Represents leases renewed or additional leases commenced during the nine months ended June 30, 2023 and 2022.
(b) Represents the derecognition of investment in unconsolidated entities associated with the carrying value of previously held interest in Imagine Homes upon the acquisition of substantially all of the assets of Imagine Homes during the quarter ended June 30, 2022.

(4) Owned Inventory
The components of our owned inventory are as follows as of June 30, 2023 and September 30, 2022:

in thousands	June 30, 2023	September 30, 2022
Homes under construction	$719,231	$785,742
Land under development	785,752	731,190
Land held for future development	19,879	19,879
Land held for sale	16,764	15,674
Capitalized interest	114,409	109,088
Model homes	85,616	76,292
Total owned inventory	$1,741,651	$1,737,865
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of June 30, 2023, we had 2,340 homes under construction, including 720 spec homes totaling $212.7 million (592 in-process spec homes totaling $159.7 million, and 128 finished spec homes totaling $53.0 million). As of September 30, 2022, we had 2,688 homes under construction, including 887 spec homes totaling $246.5 million (793 in-process spec units totaling $208.7 million, and 94 finished spec units totaling $37.8 million).
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
Total owned inventory by reportable segment is presented in the table below as of June 30, 2023 and September 30, 2022:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2023
West	$889,585	$3,483	$16,088	$909,156
East	339,573	10,888	—	350,461
Southeast	293,706	5,508	676	299,890
Corporate and unallocated(b)	182,144	—	—	182,144
Total	$1,705,008	$19,879	$16,764	$1,741,651
September 30, 2022
West	$934,309	$3,483	$14,998	$952,790
East	313,613	10,888	—	324,501
Southeast	284,424	5,508	676	290,608
Corporate and unallocated(b)	169,966	—	—	169,966
Total	$1,702,312	$19,879	$15,674	$1,737,865

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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2023	2022	2023	2022
Land Held for Sale:
West	$—	$—	$—	$440
Total impairment charges on land held for sale	$—	$—	$—	$440
Abandonments:
West	$315	$—	$462	$12
East	—	—	154	—
Southeast	—	—	—	483
Total abandonments charges	$315	$—	$616	$495
Total impairments and abandonment charges	$315	$—	$616	$935
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
No project in progress impairments were recognized during the three and nine months ended June 30, 2023 and 2022, respectively.
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
No land held for sale impairments were recognized during the three and nine months ended June 30, 2023. No land held for sale impairments were recognized during the three months ended June 30, 2022. We recognized $0.4 million land held for sale impairments during the nine months ended June 30, 2022. The fair value of land held for sale inventory is measured on a non-recurring basis and has been determined using unobservable inputs (Level 3). The impairment-date fair value of land held for sale assets that were impaired during the nine months ended June 30, 2022 was $0.3 million. Refer to Note 9 for further discussion on fair value measurements and fair value hierarchy.

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
We recognized $0.3 million and $0.6 million abandonment charges during the three and nine months ended June 30, 2023, respectively. No abandonment charges were recognized during the three months ended June 30, 2022. We recognized $0.5 million abandonment charges during the nine months ended June 30, 2022.
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$144,746	$142,433
Remaining purchase price if lot option agreements are exercised	$747,900	$827,600
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheets.
(5) Interest
Interest capitalized during the three and nine months ended June 30, 2023 and 2022 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2023	2022	2023	2022
Capitalized interest in inventory, beginning of period	$113,886	$112,686	$109,088	$106,985
Interest incurred	18,027	18,728	53,891	55,292
Capitalized interest amortized to home construction and land sales expenses(a)	(17,504)	(15,679)	(48,570)	(46,542)
Capitalized interest in inventory, end of period	$114,409	$115,735	$114,409	$115,735
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.

(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of June 30, 2023 and September 30, 2022:

in thousands	Maturity Date	June 30, 2023	September 30, 2022
6.750% Senior Notes (2025 Notes)	March 2025	$206,195	$211,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(6,142)	(7,280)
Total Senior Notes, net		907,308	911,170
Junior Subordinated Notes (net of unamortized accretion of $26,953 and $28,503, respectively)	July 2036	73,820	72,270
Secured Revolving Credit Facility	February 2024(a)	N/A(c)	—
Senior Unsecured Revolving Credit Facility	October 2026(b)	—	N/A(c)
Total debt, net		$981,128	$983,440
(a) The Secured Revolving Credit Facility (Secured Facility) provided working capital and letter of credit capacity of $250.0 million and was scheduled to mature in February 2024; however, the Secured Facility was terminated early in October 2022 in conjunction with the Company entering into the Senior Unsecured Revolving Credit Facility. We recorded a loss on extinguishment of debt of $0.5 million during the nine months ended June 30, 2023 due to write-off of debt issuance costs related to the early termination of the Secured Facility. As of September 30, 2022, no borrowings were outstanding and $5.5 million letters of credit were outstanding under the Secured Facility, resulting in a remaining capacity of $244.5 million.
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
As of June 30, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $265.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of June 30, 2023, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Secured Facility and the Unsecured Facility). As of June 30, 2023 and September 30, 2022, the Company had letters of credit outstanding under these additional facilities of $32.1 million and $29.7 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2023.
During the three and nine months ended June 30, 2023, we repurchased $5.0 million of our outstanding 2025 Notes Senior Notes using cash on hand, resulting in a loss on extinguishment of debt of less than $0.1 million.
During the three months ended June 30, 2022, we repurchased $1.7 million of our outstanding 2025 Notes using cash on hand, resulting in a gain on extinguishment of debt of $0.1 million.
During the nine months ended June 30, 2022, we repurchased $6.0 million of our outstanding 2027 Notes and $1.7 million of our outstanding 2025 Notes using cash on hand, resulting in a net loss on extinguishment of debt of $0.1 million.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of June 30, 2023. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 7.75% as of June 30, 2023. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2023, the unamortized accretion was $27.0 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of June 30, 2023, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the three and nine months ended June 30, 2023 and 2022, operating lease expense and cash payments on lease liabilities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2023	2022	2023	2022
Operating lease expense	$963	$986	$2,920	$2,964
Cash payments on lease liabilities	$1,027	$1,083	$3,271	$3,259
At June 30, 2023 and 2022, the weighted-average remaining lease term and discount rate were as follows:

	As of June 30,
	2023	2022
Weighted-average remaining lease term	7.2 years	4.4 years
Weighted-average discount rate	5.95%	4.45%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2023:

Fiscal Years Ending September 30,
in thousands
2023(a)	$977
2024	3,836
2025	3,550
2026	2,924
2027	2,016
Thereafter	9,360
Total lease payments(b)	22,663
Less: imputed interest	4,998
Total operating lease liabilities	$17,665
(a) Remaining lease payments are for the period beginning July 1, 2023 through September 30, 2023.
(b) Lease payments excludes $3.3 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related ROU asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of June 30, 2023.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2023	2022	2023	2022
Balance at beginning of period	$13,073	$12,681	$13,926	$12,931
Accruals for warranties issued(a)	3,298	2,842	8,783	8,025
Changes in liability related to warranties existing in prior periods	(134)	536	(1,681)	558
Payments made	(2,971)	(3,039)	(7,762)	(8,494)
Balance at end of period	$13,266	$13,020	$13,266	$13,020
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
We have an accrual of $8.2 million and $9.8 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of June 30, 2023 and September 30, 2022, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $32.1 million and $283.6 million, respectively, as of June 30, 2023, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of June 30, 2023
Deferred compensation plan assets(a)	$6,641	$—	$—	$6,641
As of September 30, 2022
Deferred compensation plan assets(a)	$—	$3,179	$—	$3,179
(a) Amount is measured at fair value on a recurring basis and included in other assets within the condensed consolidated balance sheets.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Unsecured Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
in thousands	Carrying Amount(a)	Fair Value	Carrying Amount(a)	Fair Value
Senior Notes(b)	$907,308	$887,167	$911,170	$753,338
Junior Subordinated Notes(c)	73,820	73,820	72,270	72,270
Total	$981,128	$960,987	$983,440	$825,608
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

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax expense from continuing operations of $6.2 million and $15.5 million for the three and nine months ended June 30, 2023, compared to $13.2 million and $29.7 million for the three and nine months ended June 30, 2022. Income tax expense for the nine months ended June 30, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the generation of additional federal tax credits and interest received with the refund of our alternative minimum tax credit. Income tax expense for the nine months ended June 30, 2022 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by the generation of additional federal tax credits and the discrete tax benefit related to stock-based compensation activity in the period.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2023, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2022, and such conclusions are based on similar company specific and industry factors to those discussed in Note 13 to the audited consolidated financial statements within our 2022 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three and nine months ended June 30, 2023 and 2022, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2023	2022	2023	2022
Stock-based compensation expense	$1,989	$1,983	$5,247	$6,515
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2023:

	Nine Months Ended June 30, 2023
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	27,507	$14.31
Exercised	(1,576)	7.66
Forfeited	(236)	16.58
Outstanding at end of period	25,695	$14.70
Exercisable at end of period	25,695	$14.70
As of June 30, 2023, there was no remaining unrecognized compensation costs related to unvested stock options.
Restricted Stock Awards
During the nine months ended June 30, 2023, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2023:

	Nine Months Ended June 30, 2023
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	436,146	412,042	848,188
Granted (a)	249,534	425,398	674,932
Vested	(334,736)	(234,218)	(568,954)
Forfeited	(2,721)	(9,388)	(12,109)
End of period	348,223	593,834	942,057
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
As of June 30, 2023 and September 30, 2022, total unrecognized compensation costs related to unvested restricted stock awards was $8.4 million and $7.3 million, respectively. The costs remaining as of June 30, 2023 are expected to be recognized over a weighted average period of 1.79 years.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands (except per share data)	2023	2022	2023	2022
Numerator:
Income from continuing operations	$43,817	$54,312	$102,932	$133,885
Gain (loss) from discontinued operations, net of tax	—	12	(77)	(4)
Net income	$43,817	$54,324	$102,855	$133,881

Denominator:
Basic weighted-average shares	30,395	30,512	30,335	30,480
Dilutive effect of restricted stock awards	458	354	309	319
Dilutive effect of stock options	7	6	5	7
Diluted weighted-average shares(a)	30,860	30,872	30,649	30,806

Basic income per share:
Continuing operations	$1.44	$1.78	$3.39	$4.39
Discontinued operations	—	—	—	—
Total	$1.44	$1.78	$3.39	$4.39

Diluted income per share:
Continuing operations	$1.42	$1.76	$3.36	$4.35
Discontinued operations	—	—	—	—
Total	$1.42	$1.76	$3.36	$4.35
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2023	2022	2023	2022
Stock options	13	13	14	25
Time-based restricted stock	—	187	128	—
(13) Other Liabilities
Other liabilities include the following as of June 30, 2023 and September 30, 2022:

in thousands	June 30, 2023	September 30, 2022
Accrued compensations and benefits	36,897	$57,781
Customer deposits	32,852	34,270
Accrued interest	15,020	22,723
Warranty reserve	13,266	13,926
Litigation accruals	8,231	9,832
Income tax liabilities	120	320
Other	31,821	35,536
Total	$138,207	$174,388

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2023	2022	2023	2022
Revenue
West	$328,347	$324,679	$933,575	$885,837
East	133,096	112,519	339,357	359,623
Southeast	111,101	89,468	288,448	243,861
Total revenue	$572,544	$526,666	$1,561,380	$1,489,321

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2023	2022	2023	2022
Operating income
West	$55,629	$65,106	$138,499	$165,933
East	16,415	20,935	41,921	64,866
Southeast	16,930	14,476	39,126	32,683
Segment total	88,974	100,517	219,546	263,482
Corporate and unallocated(a)	(41,074)	(33,278)	(104,352)	(100,693)
Total operating income	$47,900	$67,239	$115,194	$162,789
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2023	2022	2023	2022
Depreciation and amortization
West	$1,750	$2,067	$5,294	$5,476
East	402	311	1,063	1,113
Southeast	421	371	1,149	1,144
Segment total	2,573	2,749	7,506	7,733
Corporate and unallocated(a)	334	440	934	1,368
Total depreciation and amortization	$2,907	$3,189	$8,440	$9,101
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2023	2022
Capital expenditures
West	$6,840	$6,353
East	1,975	723
Southeast	1,273	843
Corporate and unallocated	4,034	3,273
Total capital expenditures	$14,122	$11,192
The following table presents assets by segment as of June 30, 2023 and September 30, 2022:

in thousands	June 30, 2023	September 30, 2022
Assets
West	$961,637	$995,339
East	364,157	334,323
Southeast	315,993	305,443
Corporate and unallocated(a)	676,811	616,858
Total assets	$2,318,598	$2,251,963
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions

During the third quarter of fiscal 2023, we delivered strong sales results as conditions in the housing market continued to stabilize relative to the prior fiscal quarter. We remain focused on adjusting prices, features, and incentives to align with the current market. While affordability constraints persist, limited inventories in the existing home market allowed us to reduce closing cost incentives and maintain or raise selling prices in many of our communities during the fiscal quarter. Further, as supply chain conditions normalized in recent quarters, the benefit materialized into a sequential decrease in our construction cycle times and improved backlog conversion rate. We continue to strive to reduce build costs through re-negotiation and re-bidding of construction jobs, reduce cycle times, and prudently manage our overhead costs.
While we expect uncertainty in market conditions to persist for some time, we believe the long-term housing market outlook remains positive, supported by a demographic shift towards homeownership and a multimillion unit housing deficit that has accumulated over the past decade.
For the remainder of fiscal 2023, we plan to continue to invest in land strategically, increase our active communities, and continue to use lot option agreements to position our business for longer-term growth, while focusing on the appropriate balance between pursuing growth opportunities, controlling risk, and maintaining a strong liquidity position.
Overview of Results for Our Fiscal Third Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended June 30, 2023 and a comparison to the quarter ended June 30, 2022:
•During the quarter ended June 30, 2023, sales per community per month was 3.2 compared to 2.5 in the prior year quarter, and our net new orders were 1,200, up 29.7% from 925 in the prior year quarter. With mortgage interest rates stabilizing and homebuyers adapting to the market, sales pace has improved in the last two quarters compared to the depressed sales pace in the prior year. Fiscal third quarter sales pace of 3.2 was strong by historical standards and reflected both typical seasonality and an improving sales environment as the market stabilized.
•Cancellation rate for the quarter ended June 30, 2023 was 16.1%, down from 17.0% in the prior year quarter and down sequentially from 18.6% in the prior fiscal quarter. Following a period of elevated cancellation rates in the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, cancellation rates decreased and returned to a level within our normal historical range as buyer sentiment improved.
•Our Average Selling Price (ASP) for homes closed during the quarter ended June 30, 2023 was $510.8 thousand, up 1.8% from $501.7 thousand in the prior year quarter. While up year-over-year, our closing ASP was flat sequentially, reflecting the stabilizing sales environment. Additionally, our backlog ASP of $520.3 thousand as of June 30, 2023 was down from $528.8 thousand year-over-year and down sequentially from $531.3 thousand in the prior fiscal quarter.
•Homebuilding gross margin for the quarter ended June 30, 2023 was 20.2%, down from 25.1% in the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended June 30, 2023, was 23.4%, down from 28.1% in the prior year quarter. Although down year-over-year, homebuilding gross margin remained strong by historical standards and increased sequentially from the prior fiscal quarter, primarily attributed to decreased lumber costs and our success in lowering closing cost incentives.
•During the quarter ended June 30, 2023, our average active community count of 124 was up 1.1% from 123 in the prior year quarter. We ended the quarter with an active community count of 125, compared to 124 at the prior year quarter end. We have been working to grow community counts by increasing investments in new communities strategically.
•SG&A for the quarter ended June 30, 2023 was 11.5% of total revenue, down from 11.8% in the prior year quarter. The improvement in SG&A as a percentage of total revenue was primarily due to higher revenues, partially offset by higher commissions and sales and marketing costs for the quarter ended June 30, 2023 compared to the prior year quarter. We remain focused on prudently managing overhead costs.

Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of market volatility, which may result in increased or decreased revenues and closings that are outside of our typical seasonality. Accordingly, our financial results for the three and nine months ended June 30, 2023 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2023	2022	2023	2022
Revenue:
Homebuilding	$570,535	$523,229	$1,556,626	$1,477,166
Land sales and other	2,009	3,437	4,754	12,155
Total	$572,544	$526,666	$1,561,380	$1,489,321
Gross profit:
Homebuilding	$115,493	$131,549	$302,195	$344,255
Land sales and other	1,251	916	3,213	5,360
Total	$116,744	$132,465	$305,408	$349,615
Gross margin:
Homebuilding(a)	20.2%	25.1%	19.4%	23.3%
Land sales and other(b)	62.3%	26.7%	67.6%	44.1%
Total	20.4%	25.2%	19.6%	23.5%
Commissions	$19,473	$16,277	$51,883	$48,668
General and administrative expenses (G&A)	$46,464	$45,760	$129,891	$129,057
SG&A (commissions plus G&A) as a percentage of total revenue	11.5%	11.8%	11.6%	11.9%
G&A as a percentage of total revenue	8.1%	8.7%	8.3%	8.7%
Depreciation and amortization	$2,907	$3,189	$8,440	$9,101
Operating income	$47,900	$67,239	$115,194	$162,789
Operating income as a percentage of total revenue	8.4%	12.8%	7.4%	10.9%
Effective tax rate(c)	12.5%	19.5%	13.1%	18.1%
Inventory impairments and abandonments	$315	$—	$616	$935
(Loss) gain on extinguishment of debt, net	$(18)	$86	$(533)	$(78)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 23.4% and 28.1% for the three months ended June 30, 2023 and 2022, respectively, and 22.6% and 26.5% for the nine months ended June 30, 2023 and 2022, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by income from continuing operations. Our income tax expenses are not always directly correlated to the amount of pre-tax income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. For the three and nine months ended June 30, 2023, our effective tax rate was impacted by, among other factors, $5.7 million and $14.3 million of energy efficiency tax credits claimed, respectively, compared to $2.7 million and $8.9 million of such credits claimed during the three and nine months ended June 30, 2022, respectively.

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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30,(a)
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22	2023	2022	23 vs 22
Net income	$43,817	$54,324	$(10,507)	$102,855	$133,881	$(31,026)	$189,678	$182,242	$7,436
Expense from income taxes	6,241	13,152	(6,911)	15,466	29,683	(14,217)	39,050	28,597	10,453
Interest amortized to home construction and land sales expenses and capitalized interest impaired	17,504	15,679	1,825	48,570	46,542	2,028	74,086	68,380	5,706
EBIT	67,562	83,155	(15,593)	166,891	210,106	(43,215)	302,814	279,219	23,595
Depreciation and amortization	2,907	3,189	(282)	8,440	9,101	(661)	12,699	12,583	116
EBITDA	70,469	86,344	(15,875)	175,331	219,207	(43,876)	315,513	291,802	23,711
Stock-based compensation expense	1,989	1,983	6	5,247	6,515	(1,268)	7,210	9,428	(2,218)
Loss (gain) on extinguishment of debt	18	(86)	104	533	78	455	146	490	(344)
Inventory impairments and abandonments(b)	315	—	315	616	935	(319)	2,205	1,092	1,113
Severance expenses	—	—	—	335	—	335	335	—	335
Adjusted EBITDA	$72,791	$88,241	$(15,450)	$182,062	$226,735	$(44,673)	$325,409	$302,812	$22,597
(a) "LTM" indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2023	2022	23 vs 22	2023	2022
West	705	576	22.4%	17.8%	16.8%
East	251	192	30.7%	17.4%	17.6%
Southeast	244	157	55.4%	9.3%	17.4%
Total	1,200	925	29.7%	16.1%	17.0%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2023	2022	23 vs 22	2023	2022
West	1,584	2,063	(23.2)%	24.2%	13.7%
East	667	712	(6.3)%	19.1%	13.4%
Southeast	612	582	5.2%	16.7%	12.9%
Total	2,863	3,357	(14.7)%	21.5%	13.5%
Net new orders for the quarter ended June 30, 2023 increased to 1,200, up 29.7% from the quarter ended June 30, 2022. The increase in net new orders compared to the prior year quarter was driven by a 28.3% increase in sales pace from 2.5 sales per community per month in the prior year quarter to 3.2, and a 1.1% increase in average active community count from 123 in the prior year quarter to 124. With mortgage interest rates stabilizing and homebuyers adapting to the market, sales pace improved in the last two quarters compared to the depressed sales pace in the prior year. Current quarter sales pace of 3.2 is strong by historical standards and reflects both typical seasonality and an improving sales environment as the market stabilized.
Net new orders for the nine months ended June 30, 2023 decreased to 2,863, down 14.7% from the nine months ended June 30, 2022. This was primarily attributed to low sale pace and historically high cancellation rates we experienced during our fiscal first quarter as a result of a significant decline in the housing market conditions at the time. As discussed above, we have seen improvements during the last two fiscal quarters with sales pace and cancellation rates returning to historical normal ranges.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022	23 vs 22
Backlog Units:
West	1,066	1,782	(40.2)%
East	433	614	(29.5)%
Southeast	442	607	(27.2)%
Total	1,941	3,003	(35.4)%
Aggregate dollar value of homes in backlog (in millions)	$1,009.8	$1,588.0	(36.4)%
ASP in backlog (in thousands)	$520.3	$528.8	(1.6)%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of June 30, 2023 decreased 36.4% compared to June 30, 2022 due to a 35.4% decrease in backlog units and a 1.6% decrease in the ASP of homes in backlog. The decrease in backlog units reflected the combined effects of lower sales during the latter half of fiscal 2022 through first quarter of fiscal 2023 as mortgage interest rates rose sharply, as well as improved backlog conversion rate year-over-year as we reduced construction cycle times. Backlog units, although down year-over-year, have been growing for two consecutive quarters driven by strong sales.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$326,883	$324,074	0.9%	$515.6	$486.6	6.0%	634	666	(4.8)%
East	132,863	112,237	18.4%	525.2	529.4	(0.8)%	253	212	19.3%
Southeast	110,789	86,918	27.5%	481.7	526.8	(8.6)%	230	165	39.4%
Total	$570,535	$523,229	9.0%	$510.8	$501.7	1.8%	1,117	1,043	7.1%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$930,166	$883,453	5.3%	$524.0	$456.8	14.7%	1,775	1,934	(8.2)%
East	338,763	354,948	(4.6)%	526.0	500.6	5.1%	644	709	(9.2)%
Southeast	287,697	238,765	20.5%	484.3	480.4	0.8%	594	497	19.5%
Total	$1,556,626	$1,477,166	5.4%	$516.6	$470.4	9.8%	3,013	3,140	(4.0)%
Three Months Ended June 30, 2023 as compared to 2022
West Segment: Homebuilding revenue increased slightly by 0.9% for the three months ended June 30, 2023 compared to the prior year quarter due to a 6.0% increase in ASP, partially offset by a 4.8% decrease in closings. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate compared to the prior year quarter.
East Segment: Homebuilding revenue increased by 18.4% for the three months ended June 30, 2023 compared to the prior year quarter due to a 19.3% increase in closings, partially offset by a 0.8% decrease in ASP. The increase in closings was primarily due to a higher backlog conversion rate, partially offset by lower beginning backlog compared to the prior year quarter.
Southeast Segment: Homebuilding revenue increased by 27.5% for the three months ended June 30, 2023 compared to the prior year quarter due to a 39.4% increase in closings, partially offset by a 8.6% decrease in ASP in part due to changes in product and community mix. The increase in closings was primarily due to a higher backlog conversion rate, partially offset by lower beginning backlog compared to the prior year quarter.
Nine Months Ended June 30, 2023 as compared to 2022
West Segment: Homebuilding revenue increased by 5.3% for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to an increase in ASP of 14.7%, partially offset by a 8.2% decrease in closings. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate compared to the prior year period.
East Segment: Homebuilding revenue decreased by 4.6% for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to a 9.2% decrease in closings, partially offset by a 5.1% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate compared to the prior year period.
Southeast Segment: Homebuilding revenue increased by 20.5% compared to the nine months ended June 30, 2022 due to a 19.5% increase in closings as well as a 0.8% increase in ASP. The increase in closings was primarily due to a higher backlog conversion rate, partially offset by lower beginning backlog compared to the prior year period.

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

	Three Months Ended June 30, 2023
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$81,051	24.8%	$315	$81,366	24.9%	$—	$81,366	24.9%
East	26,053	19.6%	—	26,053	19.6%	—	26,053	19.6%
Southeast	26,039	23.5%	—	26,039	23.5%	—	26,039	23.5%
Corporate & unallocated(a)	(17,650)		—	(17,650)		17,504	(146)
Total homebuilding	$115,493	20.2%	$315	$115,808	20.3%	$17,504	$133,312	23.4%

	Three Months Ended June 30, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$89,705	27.7%	$—	$89,705	27.7%	$—	$89,705	27.7%
East	29,669	26.4%	—	29,669	26.4%	—	29,669	26.4%
Southeast	22,401	25.8%	—	22,401	25.8%	—	22,401	25.8%
Corporate & unallocated(a)	(10,226)		—	(10,226)		15,679	5,453
Total homebuilding	$131,549	25.1%	$—	$131,549	25.1%	$15,679	$147,228	28.1%

	Nine Months Ended June 30, 2023
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$211,803	22.8%	$462	$212,265	22.8%	$—	$212,265	22.8%
East	68,636	20.3%	154	68,790	20.3%	—	68,790	20.3%
Southeast	64,525	22.4%	—	64,525	22.4%	—	64,525	22.4%
Corporate & unallocated (a)	(42,769)		—	(42,769)		48,570	5,801
Total homebuilding	$302,195	19.4%	$616	$302,811	19.5%	$48,570	$351,381	22.6%

	Nine Months Ended June 30, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$234,481	26.5%	$12	$234,493	26.5%	$—	$234,493	26.5%
East	88,876	25.0%	—	88,876	25.0%	—	88,876	25.0%
Southeast	55,946	23.4%	483	56,429	23.6%	—	56,429	23.6%
Corporate & unallocated (a)	(35,048)		—	(35,048)		46,542	11,494
Total homebuilding	$344,255	23.3%	$495	$344,750	23.3%	$46,542	$391,292	26.5%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.
Three Months Ended June 30, 2023 as compared to 2022
Our homebuilding gross profit decreased by $16.1 million to $115.5 million for the three months ended June 30, 2023, compared to $131.5 million in the prior year quarter. The decrease in homebuilding gross profit was primarily due to a decrease in gross margin of 490 basis points to 20.2%, partially offset by an increase in homebuilding revenue of $47.3 million. As shown in the tables above, the comparability of our gross profit and gross margin was slightly impacted by impairment and abandonment charges, which increased by $0.3 million, and interest amortized to homebuilding cost of sales, which increased by $1.8 million period-over-period (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $13.9 million compared to the prior year quarter, while homebuilding gross margin decreased by 470 basis points to 23.4%. The year-over-year decrease in gross margin for the three months ended June 30, 2023 was primarily due to an increase in price concessions and closing cost incentives as the housing market weakened during the second half of fiscal 2022 through the first quarter of fiscal 2023. Although down year-over-year, homebuilding gross margin remained strong by historical standards and increased sequentially from the prior fiscal quarter, primarily attributed to decreased lumber costs and our success in lowering closing cost incentives.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $8.7 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 24.9%, down from 27.7% in the prior year quarter, primarily driven by an increase in price concessions and closing cost incentives.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $3.6 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 19.6%, down from 26.4% in the prior year quarter, primarily driven by an increase in price concessions and closing cost incentives, as well as changes in product and community mix.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit increased by $3.6 million due to an increase in homebuilding revenue primarily driven by a 39.4% increase in closings, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 23.5%, down from 25.8% in the prior year quarter, primarily driven by an increase in price concessions and closing cost incentives.

Nine Months Ended June 30, 2023 as compared to 2022
Our homebuilding gross profit decreased by $42.1 million to $302.2 million for the nine months ended June 30, 2023, from $344.3 million in the prior year period. Gross profit decreased due to a decrease in gross margin of 390 basis points to 19.4%, partially offset by an increase in homebuilding revenue of $79.5 million. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the nine-month period was slightly impacted by impairment and abandonment charges, which increased by $0.1 million, and interest amortized to homebuilding cost of sales, which increased by $2.0 million period-over-period (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $39.9 million compared to the prior year period, while homebuilding gross margin decreased by 390 basis points to 22.6%. The year-over-year decrease in gross margin for the nine months ended June 30, 2023 was primarily driven by an increase in price concessions and closing cost incentives.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $22.7 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 22.8%, down from 26.5% in the prior year period, primarily driven by an increase in price concessions and closing cost incentives.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $20.2 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 20.3%, down from 25.0% in the prior year period, primarily driven by an increase in price concessions and closing cost incentives, as well as changes in product and community mix.
Southeast Segment: Compared to the prior year period, homebuilding gross profit increased by $8.6 million due to an increase in homebuilding revenue primarily driven by a 19.5% increase in closings, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 22.4%, down from 23.6% in the prior year period, primarily driven by an increase in price concessions and closing cost incentives, partially offset by changes in product and community mix.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended June 30, 2023, our homebuilding gross margin was 20.6%. Excluding interest amortized to cost of sales and inventory impairments and abandonments, our homebuilding gross margin for the trailing 12-month period ended June 30, 2023 was 23.7%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 81 homes and 1.7% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(2.1)%
Impact of interest amortized to COS related to these communities	2.5%
Pre-impairment turn gross margin, excluding interest amortization	0.4%
Impact of impairment turns	24.7%
Gross margin (post impairment turns), excluding interest amortization	25.1%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$1,464	$605	$859	$810	$439	$371
East	233	282	(49)	189	205	(16)
Southeast	312	2,550	(2,238)	252	272	(20)
Total	$2,009	$3,437	$(1,428)	$1,251	$916	$335

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$3,409	$2,384	$1,025	$2,164	$932	$1,232
East	594	4,675	(4,081)	463	3,811	(3,348)
Southeast	751	5,096	(4,345)	586	617	(31)
Total	$4,754	$12,155	$(7,401)	$3,213	$5,360	$(2,147)

For the three months ended June 30, 2023, land sales and other revenue decreased by $1.4 million to $2.0 million, and land sales and other gross profit increased by $0.3 million to $1.3 million compared to the prior year quarters. For the nine months ended June 30, 2023, land sales and other revenue decreased by $7.4 million to $4.8 million, and land sales and other gross profit decreased by $2.1 million to $3.2 million compared to the prior year period. Year-over-year fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit is primarily impacted by the profitability of individual land and lot sale transactions. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$55,629	$65,106	$(9,477)	$138,499	$165,933	$(27,434)
East	16,415	20,935	(4,520)	41,921	64,866	(22,945)
Southeast	16,930	14,476	2,454	39,126	32,683	6,443
Corporate and unallocated(a)	(41,074)	(33,278)	(7,796)	(104,352)	(100,693)	(3,659)
Operating income	$47,900	$67,239	$(19,339)	$115,194	$162,789	$(47,595)
(a) Includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income decreased by $19.3 million to $47.9 million for the three months ended June 30, 2023, compared to operating income of $67.2 million for the three months ended June 30, 2022. This decrease was primarily due to the previously discussed decrease in gross profit, and higher commissions, sales and marketing costs during the period. SG&A as a percentage of total revenue decreased by 30 basis points quarter-over-quarter, from 11.8% to 11.5%, as a result of higher revenue for the three months ended June 30, 2023, compared to the prior year quarter.
Our operating income decreased by $47.6 million to $115.2 million for the nine months ended June 30, 2023, compared to operating income of $162.8 million for the nine months ended June 30, 2022. This decrease was primarily due to the previously discussed decrease in gross profit. The dollar value of SG&A increased during the period due to higher commissions, sales and marketing costs, partially offset by lower incentive compensation year-over-year. SG&A as a percentage of total revenue decreased by 30 basis points year-over-year, from 11.9% to 11.6%, primarily due to higher revenue for the nine months ended June 30, 2023, compared to the prior year period.
Three Months Ended June 30, 2023 as compared to 2022
West Segment: The $9.5 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, as well as higher commissions, sales and marketing costs, partially offset by lower other G&A expenses, and lower incentive compensation expense.
East Segment: The $4.5 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, as well as higher commissions, sales and marketing costs, partially offset by lower other G&A expenses, and lower incentive compensation expense.
Southeast Segment: The $2.5 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed, partially offset by higher commissions expense on higher homebuilding revenue.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2023, corporate and unallocated net expenses increased by $7.8 million from the prior year quarter primarily due to higher amortization of capitalized interest and capitalized indirect costs to cost of sales on higher homebuilding revenue.
Nine Months Ended June 30, 2023 as compared to 2022
West Segment: The $27.4 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, as well as higher commissions expense on higher homebuilding revenue, higher sales and marketing expenses, and higher other G&A expenses.
East Segment: The $22.9 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, as well as higher sales and marketing expenses, partially offset by lower commission expenses on lower homebuilding revenue and lower incentive compensation.

Southeast Segment: The $6.4 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit previously discussed, partially offset by higher commissions expense on higher homebuilding revenue.
Corporate and Unallocated: For the nine months ended June 30, 2023, corporate and unallocated net expenses increased by $3.7 million over the prior year period. This increase was primarily due to higher amortization of capitalized interest and capitalized indirect costs to cost of sales on higher homebuilding revenue, partially offset by lower G&A costs and lower incentive compensation.
Below operating income, we had one noteworthy year-over-year fluctuation for the three and nine months ended June 30, 2023 compared to the prior period. Specifically, we experienced an increase in other income, net, primarily attributable to a year-over-year increase in external interest received due to higher interest rates on operating cash bank accounts.
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
We recognized income tax expense from continuing operations of $6.2 million and $15.5 million for the three and nine months ended June 30, 2023, compared to $13.2 million and $29.7 million for the three and nine months ended June 30, 2022. Income tax expense for the nine months ended June 30, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the generation of additional federal tax credits and interest received with the refund of our alternative minimum tax credit. Income tax expense for the nine months ended June 30, 2022 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by the generation of additional federal tax credits and the discrete tax benefit related to stock-based compensation activity in the period. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2023	2022
Net cash provided by (used in) operating activities	$95,832	$(164,504)
Net cash used in investing activities	(21,819)	(10,935)
Net cash used in financing activities	(10,176)	(16,903)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$63,837	$(192,342)
Operating Activities
Net cash provided by operating activities was $95.8 million for the nine months ended June 30, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by cash inflows from income before income taxes of $118.3 million, which included $16.0 million of non-cash charges. This was partially offset by a net increase in non-inventory working capital balances of $37.3 million and an increase in inventory of $1.2 million resulting from land acquisition, land development and house construction spending.
Net cash used in operating activities was $164.5 million for the nine months ended June 30, 2022, primarily driven by an increase in inventory of $351.4 million resulting from land acquisition, land development and house construction spending to support continued growth. This was partially offset by cash inflows from income before income taxes of $163.6 million, which included $16.3 million of non-cash charges and a net decrease in non-inventory working capital balances of $7.0 million.

Investing Activities
Net cash used in investing activities was $21.8 million for the nine months ended June 30, 2023, primarily driven by capital expenditures for model homes and information systems infrastructure, and investments in securities.
Net cash used in investing activities was $10.9 million, for the nine months ended June 30, 2022, primarily driven by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities was $10.2 million for the nine months ended June 30, 2023, primarily driven by the repurchase of a portion of our 2025 Senior Notes, debt issuance costs for the Unsecured Facility (see Note 6), and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $16.9 million for the nine months ended June 30, 2022, primarily driven by the repurchase of a portion of our 2027 Senior Notes, and tax payments for stock-based compensation awards vesting.
Financial Position
As of June 30, 2023, our liquidity position consisted of $276.1 million in cash and cash equivalents and $265.0 million of remaining capacity under the Unsecured Facility, compared to $42.0 million in cash and cash equivalents and $248.2 million of remaining capacity under the Secured Facility as of June 30, 2022. Meanwhile, we invested $131.6 million and $159.5 million in land acquisition and land development during quarters ended June 30, 2023 and June 30, 2022, respectively.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $265.0 million. As of June 30, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $265.0 million.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $32.1 million of outstanding letters of credit under these facilities.
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
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during the three and nine months ended June 30, 2023. As of June 30, 2023, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date. Previously repurchased shares under the program have been retired.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and nine months ended June 30, 2023 or 2022.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a certain price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of June 30, 2023, we controlled 22,719 lots, which includes 272 lots of land held for future development and 386 lots of land held for sale. Of the 22,061 active lots, we controlled 11,510 of these lots, or 52.2%, through option agreements, as compared to 12,571 active lots controlled, or 52.1% of our total active lots, through option agreements as of June 30, 2022. Lot option agreements allow us to position for future growth while providing us with the flexibility to respond to changes in market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled approximately $144.7 million as of June 30, 2023. The total remaining purchase price, net of cash deposits, committed under all options was $747.9 million as of June 30, 2023. Subject to market conditions and our liquidity, we plan to further expand our use of option agreements to supplement our owned inventory supply.
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

Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $32.1 million and $283.6 million, respectively, as of June 30, 2023, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2022 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2023 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•the cyclical nature of the homebuilding industry and deterioration in homebuilding industry conditions;
•continued increases in mortgage interest rates and reduced availability of mortgage financing due to, among other factors, additional actions by the Federal Reserve to address sharp increases in inflation;
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
•potential negative impacts of public health emergencies such as the COVID-19 pandemic, which, in addition to exacerbating each of the risks listed above and below, may include a significant decrease in demand for our homes or consumer confidence generally with respect to purchasing a home, an inability to sell and build homes in a typical manner or at all, increased costs or decreased supply of building materials, including lumber, or the availability of subcontractors, housing inspectors, and other third-parties we rely on to support our operations, and recognizing charges in future periods, which may be material, for goodwill impairments, inventory impairments and/or land option agreement abandonments;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2023, we had variable rate debt outstanding totaling approximately $73.8 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2023 was $887.2 million, compared to a carrying amount of $907.3 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $887.2 million to $920.9 million as of June 30, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 at a reasonable assurance level.
Attached as exhibits to this Form 10-Q are certifications of our CEO and CFO, which are required by Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and should be read in conjunction with the certifications of the CEO and CFO.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.
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

Date:	July 27, 2023	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer