Form 10-K
period 2023-09-30
BEAZER HOMES USA INC
filed 2023-11-16
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12822
_____________________________________________________________
BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________

Delaware	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

2002 Summit Blvd NE, 15th Floor, Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

(770) 829-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BZH	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2023, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $474,906,502.

Class	Outstanding at November 13, 2023
Common Stock, $0.001 par value	31,322,989

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2023.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A – Risk Factors of this Form 10-K for the fiscal year ended September 30, 2023. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•the cyclical nature of the homebuilding industry and deterioration in homebuilding industry conditions;
•other economic changes nationally and in local markets, including declines in employment levels, increases in the number of foreclosures and wage levels, each of which are outside our control and may impact consumer confidence and affect the affordability of, and demand for, the homes we sell;
•elevated mortgage interest rates for prolonged periods, as well as further increases and reduced availability of mortgage financing due to, among other factors, additional actions by the Federal Reserve to address sharp increases in inflation;
•financial institution disruptions, such as recent bank failures;
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
•the availability and cost of land and the risks associated with the future value of our inventory;
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
•terrorist acts, protests and civil unrest, political uncertainty, acts of war or other factors over which the Company has no control, such as the conflict between Russia and Ukraine and the conflict in the Gaza strip;

•potential negative impacts of public health emergencies such as the COVID-19 pandemic;
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
•the impact of governmental regulations on homebuilding in key markets, such as regulations limiting the availability of water and electricity (including availability of electrical equipment such as transformers and meters); and
•the success of our ESG initiatives, including our ability to meet our goal that by the end of 2025 every home we start will be Zero Energy Ready, as well as the success of any other related partnerships or pilot programs we may enter into in order to increase the energy efficiency of our homes and prepare for a Zero Energy Ready future.
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

PART I
Item 1. Business
We are a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East, and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value and quality, at affordable prices, while seeking to maximize our investment returns over the course of a housing cycle.
Beazer Homes USA, Inc. was incorporated in Delaware in 1993. Our principal executive offices are located at 2002 Summit Blvd NE, 15th Floor, Atlanta, GA 30319, and our main telephone number is (770) 829-3700. We also provide information about our company, including active communities, through our Internet website located at www.beazer.com. Information on our website is not a part of this Form 10-K and shall not be deemed incorporated by reference.
Long-Term Business Strategy
We continue to execute against our long-term balanced growth strategy, which we define as the expansion of earnings at a faster rate than our revenue growth, supported by a less-leveraged and return-driven capital structure. This strategy provides us with the flexibility to reduce leverage through debt reduction, increase return of capital to investors through stock repurchases, or increase investment in land and other operating assets in response to changing market conditions.
We remain committed to this balanced growth strategy, which is designed to increase shareholder value by improving our return on assets while reducing operational risk and debt. For fiscal 2024, we are working towards three multi-year strategic goals as part of our balanced growth strategy:
•reaching more than 200 active communities by the end of fiscal 2026,
•reducing our net debt to net capitalization ratio to below 30% by the end of fiscal 2026, and
•fulfilling our commitment that by the end of the calendar year 2025 every home we start will be Zero Energy Ready, which is discussed further below.
Differentiating Beazer Homes
We know that our buyers have many choices when purchasing a home. To help us become a builder of choice, we have identified the following three strategic pillars that differentiate Beazer's homes from both resale homes and other newly built homes:
Mortgage Choice – Most of our buyers need to arrange financing in order to purchase a new home. Unlike many of our major competitors, we have no ownership or other interest in a mortgage company, which allows us to partner with our customers to help them get the most competitive interest rates, fees and service levels available. For every Beazer community, we identify Choice Lenders, who are selected for their ability to provide a comprehensive array of products and programs, meet our high customer service standards, and their willingness to compete to earn our customer’s business. We then provide our customers with an industry-leading online comparison tool that helps them easily compare multiple mortgage offers from Choice Lenders and other lenders side-by-side.
Choice Plans® – Every family lives in their home differently, which is why we created Choice Plans. Choice Plans provide our buyers with more floor plan flexibility at no additional cost. For example, buyers of to-be-built homes can typically choose between two different configurations in the kitchen/great room and in the primary bedroom/bathroom. Offering these pre-designed floor plan alternatives allows us to offer fewer plans, which improves efficiency and reduces cost while creating living areas that match an individual buyer's lifestyle.
Surprising Performance – We place an emphasis on building high-quality homes and delivering outstanding customer experience. Our team is hyper-focused on including premium materials and high-caliber construction processes designed to increase performance and efficiency. All Beazer homes are designed and built to provide Surprising Performance, which means more quality, comfort, and savings. We deliver these benefits through our people, materials, and process. Some examples of these benefits are as follows:

•Our homes are built to the latest ENERGY STAR® standards, and we provide buyers with an energy rating (HERS® index score) for their home, completed by a qualified third-party rating company. According to the Residential Energy Services Network (RESNET), the developer of the HERS® index, used homes typically have a HERS® index score (on a scale in which a lower score is better) of 130, while on average new homes built to energy codes have a weighted national HERS score equivalent of 73. For the year ended September 30, 2023, new Beazer homes had an average HERS® index score of 49.
•Beazer is the first national builder to publicly commit to ensuring that by the end of 2025 every home we start will be Zero Energy Ready, which means that every home will meet the requirement of the U.S. Department of Energy’s Zero Energy Ready Home program and have a HERS® index score (before any benefit of renewable energy production) of 45 or less. With a Zero Energy Ready home, net zero energy consumption can be achieved if a properly sized renewable energy system is attached.
•We also build Indoor airPLUS qualified homes under the EPA Indoor airPLUS program, which include features to reduce contaminants that lead to poor indoor air quality such as mold, moisture, carbon monoxide, toxic chemicals and more.
Reportable Business Segments
Our active homebuilding operations consist of the design, sale, and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Placer County, Riverside County, Sacramento County, San Diego County, San Bernadino County, Tulare County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston, San Antonio
East:
Indiana	Indianapolis
Maryland/Delaware	Anne Arundel County, Baltimore County, Howard County, Sussex County
Tennessee	Nashville
Virginia	Fairfax County, Loudoun County, Prince William County, Stafford County
Southeast:
Florida	Orlando
Georgia	Atlanta
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
Markets and Product Description
We evaluate a number of factors in determining which geographic markets to enter and remain in as well as which consumer segments to target with our homebuilding activities. We compete in the above listed geographic markets across the United States in part to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of new home communities. We continually review our markets based on aggregate demographic information, land prices and availability, competitive dynamics, and our own operating results. We use the results of these reviews to re-allocate our investments generally to those markets where we believe we can maximize our profitability and return on capital.

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
Gatherings – In 2016, Gatherings® by Beazer Homes was officially introduced across several markets within Beazer's geographic footprint through age restricted condominiums. We strive to provide extraordinary value, a strong commitment to customer service, and a quality, lower-maintenance home for those seeking to live in 55+ active adult communities. In addition to condominiums, the Gatherings® brand also includes town homes, villas, duets, and single-family homes. As of September 30, 2023, we have approved communities representing 854 potential future sales.
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
In response to the changing needs of consumers, our sales operations continue to improve our virtual sales tools to connect with our customers online, including a 24/7 chatbot feature, self-guided tours to allow homebuyers to tour models privately and safely, outside of normal business hours, and self-service appointments to help customers schedule an appointment with ease and speed.
Our practice is to build, decorate, furnish, and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2023, we maintained and owned 242 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable, and hands-on experience, including digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, interactive cutaway homes, interactive Surprising Performance rooms, signage, and more. The selection of interior features is also a principal component of our marketing and sales efforts.
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
•operate and manage information systems and technology support operations; and
•monitor the operations of our divisions and trade partners.
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
We select land for purchase based upon a variety of factors, including but not limited to:
•internal and external demographic and marketing studies;
•suitability for development during the time period of generally one to five years from the beginning of the development process to the last closing;
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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake, or the grantor of the option then undertakes in the case of land under option, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. In some transactions, land bankers take title to the land at closing subject to agreements which obligate us to perform all development activities (which may be reimbursed by the land bankers) with respect to the land and provide us with an option to purchase the finished lots. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2023 and 2022, we continued to pursue land acquisition opportunities and develop our land positions, spending $384.2 million and $418.5 million, respectively, for land acquisition and $188.8 million and $155.1 million, respectively, for land development.
Option Agreements
We acquire certain lots by means of option agreements from various sellers and developers, including land banking entities. Option agreements generally require the payment of a cash deposit or issuance of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price.
Under option agreements, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option agreements is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $165.4 million as of September 30, 2023. The total remaining purchase price, net of cash deposits, committed under all land option agreements was $949.4 million as of September 30, 2023.
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
The following table summarizes land controlled by us by reportable segment as of September 30, 2023:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	95	240	223	—	—	558	366	924
California	294	178	380	—	15	867	837	1,704
Nevada	208	360	180	66	—	814	455	1,269
Texas	877	1,242	1,596	—	297	4,012	6,575	10,587
Total West	1,474	2,020	2,379	66	312	6,251	8,233	14,484
East
Indiana	79	180	131	—	—	390	989	1,379
Maryland/Delaware	127	273	409	—	4	813	907	1,720
New Jersey	—	—	—	117	—	117	—	117
Tennessee	156	133	477	—	—	766	1,102	1,868
Virginia	93	80	—	—	—	173	238	411
Total East	455	666	1,017	117	4	2,259	3,236	5,495
Southeast
Florida	172	91	273	—	—	536	1,277	1,813
Georgia	110	135	338	—	—	583	941	1,524
North Carolina	43	33	580	21	—	677	134	811
South Carolina	151	278	862	68	34	1,393	669	2,062
Total Southeast	476	537	2,053	89	34	3,189	3,021	6,210
Total	2,405	3,223	5,449	272	350	11,699	14,490	26,189
(a) This category represents lots upon which construction of a home has commenced, including model homes.
The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2023:

in thousands	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$507,784	$3,483	$14,702
East	192,683	10,888	3,201
Southeast	170,273	5,508	676
Total	$870,740	$19,879	$18,579
Backlog
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders (new orders less cancellations) generated during the current period minus the number of homes closed during the current period.
The following table summarizes units and dollar value in backlog by reportable segment as of September 30, 2023, 2022 and 2021. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	As of September 30,
	2023		2022		2021
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	1,033	$535.3	1,257	$711.6	1,653	$736.0
East	323	174.7	410	223.7	611	302.0
Southeast	355	176.3	424	209.6	522	246.0
Total Company	1,711	$886.4	2,091	$1,144.9	2,786	$1,284.0
ASP in backlog (in thousands)		$518.0		$547.5		$460.9
Construction
We typically act as the general contractor for the construction of our new home communities. Our project development activities are controlled by our operating divisions whose employees supervise the construction of each new home community by coordinating the activities of independent subcontractors and suppliers, subjecting their work to quality and cost controls and ensuring compliance with zoning and building codes. We specify that quality and durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market and staying current with changing home design trends as well as expanding our focus on engineering without sacrificing value for our customers.
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
In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction-defect related claims and litigation. However, there can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence, or building related claims; or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors. Please see Note 8 of the notes to the consolidated financial statements in this Form 10-K for additional information.
Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers through our Mortgage Choice program. Approximately 88% of our fiscal 2023 customers elected to finance a portion of their home purchase.
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
We utilize our experience within our geographic markets and the breadth of our product line to vary regional product offerings in response to changing market conditions. We strive to respond to market conditions and to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Our product offerings strive to provide extraordinary value at an affordable price with intentional focus on Millennials and Baby Boomers because they are the two largest demographic groups of potential home buyers.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of economic downturn, which may result in decreased revenues and closings.
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
Human Capital Resources
As of September 30, 2023, we employed 1,067 persons, of whom 277 were sales and marketing personnel and 240 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the independent subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements.
A safe and healthy working environment for our employees at every level of our organization is our highest priority. This begins with our health and safety audit system, which is designed to assist our employees in locating resources tailored for their specific employment responsibilities. We also conduct various safety-related inspections and training programs, such as daily visual inspections of our job sites, weekly written safety inspections and bi-weekly “toolbox” talks with our trade partners. We have also increased our focus on employee wellness by expanding our program options to include a number of webinars, online classes, and virtual support groups.
We believe that our employees are critical to our continued growth and success, and competition for qualified personnel is intense across our footprint. To remain competitive, we continue to focus on attracting and retaining qualified employees and providing them with comprehensive training and continuous development. In addition, we center our employee experience on engagement and work-life balance by offering a broad range of company-paid benefits and compensation packages, such as a 12-week parental leave and an unlimited flexible time off program (with no accrual or maximum time away from work).
We are also committed to building an inclusive culture in which everyone feels welcome, respected, safe and valued. As we continue to progress in this area, we are reaching across all facets of our functional and operational areas through our bi-annual inclusion and diversity learning program. In 2021, we introduced our Inclusion, Diversity, and Belonging statement and three-year roadmap, including our skills-first hiring approach. The skills-first approach has led to stronger representation of women and ethnic and racial minorities in our workforce. As of September 30, 2023, women made up approximately 43.7% of our workforce and 33.0% of our managerial employees, with ethnic and racial minorities making up approximately 26.0% of our workforce and 16.6% of our managerial employees.
Charitable Giving
Across our Company, our team members are committed to supporting causes that make a difference. From local service activities to Company-wide initiatives, giving back is a central element of our culture, championed by passionate employees and embraced by partners who share our commitment to have a positive impact on the communities we serve.
As part of our ongoing commitment to strengthen the communities we serve, we created a wholly-owned title insurance agency, Charity Title Agency. Charity Title Agency donates 100% of its net profits to charity. During the fiscal year ended September 30, 2023, Charity Title Agency made charitable contributions totaling $2.5 million to Beazer Charity Foundation, our Company's philanthropic arm. Beazer Charity Foundation is a non-profit entity that provides donations to unrelated national and local non-profits and is managed by current employees of the Company.
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
Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. Demand during the second half of fiscal 2022 was negatively impacted by steep increases in interest rates from January to November 2022, as well as inflation, an uncertain economic outlook, and other macro-economic conditions. Due to these factors, housing market conditions during the first quarter of fiscal 2023 were challenging. Since the second quarter of fiscal 2023, interest rates have been less volatile, allowing homebuyers time to absorb the higher rate environment. As a result, demand and homebuyer traffic improved, and the housing market began to stabilize. Towards the end of September 2023, interest rates began to rise again with mortgage interest rates reaching a two-decade high, which further strained affordability. These economic uncertainties are out of our control and affect buyer sentiment and behavior, as well as the affordability of, and demand for, the homes we sell. These conditions also impact consumer confidence, upon which our business is highly dependent. Adverse changes in any of these conditions could decrease demand and pricing for our homes or result in customer cancellations of pending contracts, which could adversely affect the number of home sales we make or reduce home prices, either of which could result in a decrease in our revenues and earnings and adversely affect our financial condition and results of operations.
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
Because almost all of our customers require mortgage financing, elevated mortgage interest rates for prolonged periods and further increases in interest rates would likely negatively affect the affordability of the homes we sell. In addition, reductions in mortgage availability or increases in the effective costs of owning a home could prevent our customers from buying our homes and adversely affect our business and financial results.
Substantially all of the purchasers of our homes finance their acquisition with mortgage financing. Over the past year, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and economic uncertainties, and it may raise them again. Increases in interest rates increase the costs of owning a home, adversely affect the purchasing power of consumers, and lower demand for the homes we sell, which could result in a decrease in our revenues and earnings and adversely affect our financial condition.
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
Mortgage interest expenses and real estate taxes represent significant costs of homeownership. Therefore, when there are changes in federal or state income tax laws that eliminate or substantially limit the income tax deductions relating to these expenses, the after-tax costs of owning a new home can increase significantly. For example, the Tax Cuts and Jobs Act, which was enacted in December 2017, includes provisions that impose significant limitations with respect to these income tax deductions. Under this legislation, through the end of 2025, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 ($5,000 in the case of a separate return filed by a married individual). In addition, through the end of 2025, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual).

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
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net new orders, home closings, average selling prices, revenues, and profitability, and such impacts could be material to our consolidated financial statements. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Unsecured Revolving Credit Facility, our senior notes, and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; service our outstanding debt. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Operational, Legal and Regulatory Risks
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins. Given the inflation over the past two years, we have experienced, and may continue to experience, increases in the prices of land, labor, and materials.

An increase in cancellation rates will negatively impact our business and could lead to imprecise estimates related to homes to be delivered in the future (backlog).
Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer's existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If industry or economic conditions deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. For example, cancellation rates increased significantly from the low teens in the first half of fiscal year 2022 to 17.0% and 32.8% in the third and fourth quarters of fiscal 2022, respectively. Cancellation rates remained elevated through the first quarter of fiscal year 2023, but have since decreased (16.5% in the fourth quarter of fiscal 2023) and returned to a level within our normal historical range as buyers began to adjust to the higher rate environment. Nevertheless, significant cancellations have had, and could again in the future have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate our performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs, delay deliveries and could adversely affect our financial condition and results of operations.
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, changes in immigration laws and trends in labor migration, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Shortages of materials can be due to certain disruptions, such as natural disasters, civil or political unrest and conflicts, trade disputes, difficulties in production or delivery or health issues like the COVID-19 pandemic. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters such as hurricanes or flooding as discussed more fully below. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional, and local economic and political factors. For example, government imposed tariffs and trade regulations on imported building supplies have, and in the future could have, significant impacts on the cost to construct our homes. Such measures limit our ability to control costs, which if we are not able to successfully offset such increased costs through higher sales prices, could adversely affect our margins on the homes we build.
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
The climates and geology of many of the states in which we operate present increased risks of natural disasters. To the extent that hurricanes, tornadoes, severe storms, heavy or prolonged precipitation, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. For example, in fiscal 2022, Hurricane Ian disrupted our operations in Florida, which resulted in temporary reductions in sales and closings. Natural disasters can also lead to increased competition for subcontractors, which can delay our progress even after the event has concluded. Additionally, and as discussed above, increased competition for skilled labor can lead to cost overruns, as we may have to incentivize the impacted region’s limited trade base to work on our homes. Finally, natural disasters and other related events may also temporarily impact demand, as buyers are not as willing to shop for new homes during or after the event. These risks could adversely affect our business, financial condition, and results of operations.
Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in Gaza. While we do not have any customer or direct supplier relationships in Russia, Ukraine, or the Middle East, the current military conflicts, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.
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
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the location of the community site, the site's environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency (EPA) and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. For example, in November 2022, pursuant to the Global Warming Solutions Act of 2006 (AB32), the California Air Resources Board released a final scoping plan that, among other things, proposes to eliminate the installation of natural gas-powered appliances in favor of electric appliances in new residential construction effective in 2026. Further, in August 2021, the California Energy Commission (“CEC”) adopted updates to California’s energy code that, among other things, establish electric-ready requirements for electric heating, cooking and vehicle charging effective January 1, 2023 for new permit applications. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage due to continuing drought conditions within that region.
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
Our Senior Notes, Senior Unsecured Revolving Credit Facility, letter of credit facilities and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.
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

Our indebtedness could have important consequences to us and the holders of our securities, including, among other things:
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
Our certificate of incorporation prohibits certain transfers of our common stock that could result in an ownership change. In addition, we are party to a rights agreement intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. In February 2022, our stockholders approved an extension of these protective provisions in our certificate of incorporation and the rights agreement, which as a result are scheduled to expire in November 2025. Any extension of these protective provisions and our entry into a new rights agreement will require additional approval by our stockholders. We cannot guarantee that the requisite stockholder approvals will be obtained. In addition, neither the protective provisions nor the rights agreement offers a complete solution, and an ownership change may occur even if the protective provisions of our charter are extended and a new rights agreement is approved upon expiration. The protective provisions of our certificate of incorporation may not be enforceable against all stockholders and may not prevent all stock transfers that have the potential to cause a Section 382 ownership shift, and the rights agreement may deter, but ultimately may not block all transfers of our common stock that might result in an ownership change.
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
Our goal is to allocate capital to maximize our overall long-term returns. This includes growing our land position and growing our active communities. In addition, from time to time we may engage in bond repurchases to reduce our indebtedness and return value to our stockholders through share repurchases. If we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2023, we had under lease approximately 23,600 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease and own an aggregate of approximately 160,000 and 4,500 square feet of office space, respectively, for our divisional operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
Due to the nature of our business, significant amounts of property are held by us as inventory in the ordinary course of our homebuilding operations. See Note 4 of notes to the consolidated financial statements in this Form 10-K for a further discussion of our inventory.
Item 3. Legal Proceedings
Litigation
In the normal course of business, we are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in pending lawsuits could result in the payment by us of substantial monetary damages that may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and our Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our financial condition, results of operations, or cash flows.
For a discussion of our legal proceedings, see Note 8 of the notes to our consolidated financial statements in this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 13, 2023, the last reported sales price of the Company's common stock on the NYSE was $28.44, and we had approximately 194 stockholders of record and 31,322,989 shares of common stock outstanding.
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2023, 2022 or 2021. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2023, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	13,575	$9.61	810,940
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2023 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The graph assumes an investment of $100 at September 30, 2018 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
Comparison of Five Year Cumulative Total Return Assuming $100 Investment as of September 30, 2018

		September 30,
		2018	2019	2020	2021	2022	2023
◆	Beazer Homes USA, Inc.	$100.00	$141.90	$125.71	$164.28	$92.09	$237.20
■	S&P 500 Index	$100.00	$104.25	$120.05	$156.07	$131.92	$160.44
▲	S&P 500 Homebuilding Index	$100.00	$129.43	$174.31	$195.80	$159.96	$258.59
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
Executive Overview and Outlook
Market Conditions
During the second half of fiscal 2022, mortgage interest rates began to increase sharply, pushing mortgage payments as a percentage of income substantially above their long-term average. This lack of affordability, along with inflation, an uncertain economic outlook and other macro-economic conditions, led to a significant decrease in new and used home sales that persisted through the first quarter of fiscal 2023. During this time period, sales pace decreased significantly, cancellation rates reached historically high levels, and home prices declined. Starting the second quarter of fiscal 2023, interest rates became less volatile and homebuyers began to adjust to the higher rate environment. As a result, homebuyer traffic and demand improved, leading to a recovery in sales pace and a reduction in cancellation rates. Additionally, the new home market benefited from low levels of resale inventory on the market. Against this backdrop of an evolving economic environment, we were able to generate historically solid financial results during fiscal 2023, with margins and profitability reaching a level that represented our second best year in more than a decade, only behind fiscal 2022.
Towards the end of September 2023, interest rates began to rapidly rise again which further strained affordability. If mortgage rates persist at current levels or continue to increase, housing market conditions may deteriorate and temper demand. We remain disciplined in our approach to the business and are focused on making the necessary adjustments to adapt in this changing operating environment.
It is difficult to predict the near-term direction of mortgage rates, consumer confidence and the overall economy, and the corresponding impact on demand for our homes. While we expect uncertainty in market conditions to persist for some time, we believe the long-term housing market outlook remains positive, supported by a demographic shift towards homeownership and a multimillion unit housing deficit that has accumulated over the past decade.
Further, as supply chain conditions have normalized in recent quarters, our construction cycle times have decreased and backlog conversion rates have improved. We continue to strive to reduce build costs through renegotiation and rebidding of construction jobs, reduce cycle times, and prudently manage our overhead costs.
Balanced Growth Strategy
Fiscal 2023 represented continued progress towards the execution of our balanced growth strategy, which is characterized by growing profitability, improving balance sheet efficiency, and generating returns above our cost of capital. We believe our balanced growth strategy has created significant value for our shareholders. During fiscal 2023, our total stockholders' equity of $1.1 billion exceeded the outstanding balance of our total debt for the first time in over 15 years.
As we look to fiscal 2024, we continue to position our business for longer-term growth, while focusing on the appropriate balance between pursuing growth opportunities, controlling risk, and maintaining a strong liquidity position. Our long-term strategic business objectives include increasing active communities to more than 200 by the end of fiscal 2026, reducing our net debt to net capitalization ratio to below 30% by the end of fiscal 2026, and reaching our target of 100% Zero Energy Ready starts by the end of the calendar year 2025.

Overview of Results for Our Fiscal 2023
The following is a summary of our performance against certain key operating and financial metrics during fiscal 2023:
•During the fiscal year ended September 30, 2023, sales per community per month was 2.6 compared to 2.8 in the prior year, and our net new orders were 3,866, down 4.8% from 4,061 in the prior year. The decrease in sales pace year-over-year was primarily due to a depressed sales pace of 1.3 in the first quarter of fiscal 2023 driven by the challenging housing market conditions at the time, as discussed above. With mortgage interest rates stabilizing and homebuyers adapting to the market, fiscal second, third, and fourth quarter sales paces of 3.2, 3.2, and 2.6, respectively, were strong by historical standards and reflected typical seasonality, although the recent rise of mortgage rates may temper sales pace in the near-term.
•Cancellation rate for the fiscal year ended September 30, 2023 was 20.3%, up from 17.6% in the prior year. Following a period of elevated cancellation rates in the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, cancellation rates decreased and returned to a level within our normal historical range as buyer sentiment improved. The cancellation rate for the quarter ended September 30, 2023 was 16.5%.
•ASP for homes closed during the fiscal year ended September 30, 2023 was $517.8 thousand, up 7.0% from $484.1 thousand in the prior year. The increase in closing ASP year-over-year was primarily driven by price appreciation due to existing demand and low levels of resale inventory in the market. Our backlog ASP of $518.0 thousand as of September 30, 2023 was down from $547.5 thousand year-over-year. Our objective to improve new home affordability has led us to slightly alter our product strategy in certain markets by reducing home sizes and/or features included in our base price. These efforts are likely to reduce or eliminate growth in ASP in fiscal 2024. In addition, if mortgage rates continue to rise, challenging market conditions may lead to lower ASP.
•Homebuilding gross margin for the fiscal year ended September 30, 2023 was 19.9%, down from 23.1% in the prior year. Homebuilding gross margin excluding impairments, abandonments, and interest for the fiscal year ended September 30, 2023 was 23.1%, down from 26.3% in the prior year. Homebuilding gross margin peaked in the third quarter of fiscal 2022 followed by a period of decline as we increased price concessions and closing cost incentives in response to rising interest rates and affordability challenges. Although down year-over-year, homebuilding gross margin stabilized during fiscal 2023 and remained strong by historical standards. If market conditions deteriorate due to elevated mortgage rates, gross margin may be compressed in the future.
•During the fiscal year ended September 30, 2023, our average active community count of 125 was up 3.9% from 120 in the prior year. We ended the year with an active community count of 134, compared to 123 at the prior year quarter end. We have been working to grow community counts by increasing investments in new communities strategically with a goal of reaching more than 200 active communities by the end of 2026.
•As of September 30, 2023, our land position included 26,189 controlled lots, up 4.0% from 25,170 as of September 30, 2022. Excluding land held for future development and land held for sale lots, we controlled 25,567 active lots, up 4.8% from the prior year. As of September 30, 2023, we had 14,490 lots, or 56.7% of our total active lots, under option agreements as compared to 13,312 lots, or 54.6% of our total active lots, under option agreements as of September 30, 2022.
•SG&A for the fiscal year ended September 30, 2023 was 11.5% of total revenue compared with 10.9% a year earlier. The increase in SG&A as a percentage of total revenue was primarily due to lower revenues. We remain focused on prudently managing overhead costs.

Seasonal and Quarterly Variability: Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted or reduced by a variety of factors, including periods of economic downturn, which may result in decreased revenues and closings.
The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2023	482	1,181	1,200	1,003	3,866
2022	1,141	1,291	925	704	4,061
2021	1,442	1,854	1,199	1,069	5,564
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2023	833	1,063	1,117	1,233	4,246
2022	1,019	1,078	1,043	1,616	4,756
2021	1,114	1,388	1,378	1,407	5,287

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
$ in thousands	2023	2022	2021
Revenue:
Homebuilding	$2,198,400	$2,302,520	$2,127,700
Land sales and other	8,385	14,468	12,603
Total	$2,206,785	$2,316,988	$2,140,303
Gross profit:
Homebuilding	$438,120	$532,149	$401,720
Land sales and other	4,575	5,358	2,535
Total	$442,695	$537,507	$404,255
Gross margin:
Homebuilding(a)	19.9%	23.1%	18.9%
Land sales and other(b)	54.6%	37.0%	20.1%
Total	20.1%	23.2%	18.9%
Commissions	$73,450	$74,336	$80,125
General and administrative expenses (G&A)	$179,794	$177,320	$163,285
SG&A (commissions plus G&A) as a percentage of total revenue	11.5%	10.9%	11.4%
G&A as a percentage of total revenue	8.1%	7.7%	7.6%
Depreciation and amortization	$12,198	$13,360	$13,976
Operating income	$177,253	$272,491	$146,869
Operating income as a percentage of total revenue	8.0%	11.8%	6.9%
Effective tax rate(c)	13.1%	19.4%	15.0%
Inventory impairments and abandonments	$641	$2,963	$853
(Loss) gain on extinguishment of debt, net	$(546)	$309	$(2,025)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 23.1%, 26.3% and 23.0% for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by income from continuing operations. Our income tax expenses are not always directly correlated to the amount of pre-tax income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. For the fiscal years ended September 30, 2023, 2022 and 2021, our effective tax rate was impacted by, among other factors, tax credits of $20.3 million, $12.1 million, and $12.1 million, respectively. Please see Note 12 of the notes to our consolidated financial statements in this Form 10-K for details of significant items that impact our effective tax rate.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA (a non-GAAP financial measure) to total company net income (loss), the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing core operating results and underlying business trends by eliminating many of the differences in companies' respective capitalization, tax position, level of impairments, and other non-recurring items. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021	2020	2019
Net income (loss)	$158,611	$220,704	$122,021	$52,226	$(79,520)
Expense (benefit) from income taxes	23,936	53,267	21,501	17,664	(37,245)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	68,489	72,058	87,290	95,662	108,941
Interest expense not qualified for capitalization	—	—	2,781	8,468	3,109
EBIT	251,036	346,029	233,593	174,020	(4,715)
Depreciation and amortization	12,198	13,360	13,976	15,640	14,759
EBITDA	263,234	359,389	247,569	189,660	10,044
Stock-based compensation expense	7,275	8,478	12,167	10,036	10,526
Loss (gain) on extinguishment of debt	546	(309)	2,025	—	24,920
Inventory impairments and abandonments(a)	641	2,524	853	2,111	134,711
Litigation settlement in discontinued operations	—	—	120	1,260	—
Restructuring and severance expenses	335	—	(10)	1,317	—
Adjusted EBITDA	$272,031	$370,082	$262,724	$204,384	$180,201
(a) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."
Reconciliation of Total Debt to Total Capitalization Ratio to Net Debt to Net Capitalization Ratio
Reconciliation of net debt to net capitalization ratio (a non-GAAP financial measure) to total debt to total capitalization ratio, the most directly comparable GAAP measure, is provided for each period below. Management believes that net debt to net capitalization ratio is useful in understanding the leverage employed in our operations and as an indicator of our ability to obtain financing. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

	Fiscal Year Ended September 30,
in thousands	2023	2022
Total debt	$978,028	$983,440
Stockholders' equity	1,102,819	939,286
Total capitalization	$2,080,847	$1,922,726
Total debt to total capitalization ratio	47.0%	51.1%

Total debt	$978,028	$983,440
Less: cash and cash equivalents	345,590	214,594
Net debt	632,438	768,846
Stockholders' equity	1,102,819	939,286
Net capitalization	$1,735,257	$1,708,132
Net debt to net capitalization ratio	36.4%	45.0%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2023	2022	2021	23 v 22	22 v 21	2023	2022	2021
West	2,244	2,437	3,233	(7.9)%	(24.6)%	22.2%	18.4%	12.0%
East	859	879	1,172	(2.3)%	(25.0)%	18.8%	16.2%	9.6%
Southeast	763	745	1,159	2.4%	(35.7)%	15.9%	16.3%	10.2%
Total	3,866	4,061	5,564	(4.8)%	(27.0)%	20.3%	17.6%	11.1%
Net new orders for the year ended September 30, 2023 decreased to 3,866, down 4.8% from the year ended September 30, 2022. The decrease in net new orders was driven primarily by a decrease in sales pace from 2.8 sales per community per month in the prior year to 2.6 and an increase in cancellation rates from 17.6% in the prior year to 20.3%, partially offset by an increase in average active community count from 120 in the prior year to 125. The decrease in net new orders was primarily attributed to the low sales pace and high cancellation rates we experienced during our fiscal first quarter as a result of a significant decline in the housing market conditions at the time. Beginning in the second fiscal quarter, sales pace and cancellation rates improved and were in line with historical standards; however, the recent increase in mortgage rates may temper sales pace in the near-term.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2023, 2022 and 2021:

	As of September 30,
	2023	2022	2021	23 v 22	22 v 21
Backlog Units:
West	1,033	1,257	1,653	(17.8)%	(24.0)%
East	323	410	611	(21.2)%	(32.9)%
Southeast	355	424	522	(16.3)%	(18.8)%
Total	1,711	2,091	2,786	(18.2)%	(24.9)%
Aggregate dollar value of homes in backlog (in millions)	$886.4	$1,144.9	$1,284.0	(22.6)%	(10.8)%
ASP in backlog (in thousands)	$518.0	$547.5	$460.9	(5.4)%	18.8%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of September 30, 2023 decreased 22.6% compared to the prior year due to an 18.2% decrease in backlog units and a 5.4% decrease in the ASP of homes in backlog. The decrease in backlog units was primarily due to lower beginning backlog and lower net new orders year-over-year.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
$ in thousands	2023	2022	2021	23 v 22	22 v 21	2023	2022	2021	23 v 22	22 v 21
West	$1,292,060	$1,327,770	$1,110,208	(2.7)%	19.6%	$523.5	$468.7	$377.0	11.7%	24.3%
East	503,479	555,598	565,989	(9.4)%	(1.8)%	532.2	514.4	477.6	3.5%	7.7%
Southeast	402,861	419,152	451,503	(3.9)%	(7.2)%	484.2	497.2	390.2	(2.6)%	27.4%
Total	$2,198,400	$2,302,520	$2,127,700	(4.5)%	8.2%	$517.8	$484.1	$402.4	7.0%	20.3%

	Closings
	2023	2022	2021	23 v 22	22 v 21
West	2,468	2,833	2,945	(12.9)%	(3.8)%
East	946	1,080	1,185	(12.4)%	(8.9)%
Southeast	832	843	1,157	(1.3)%	(27.1)%
Total	4,246	4,756	5,287	(10.7)%	(10.0)%
West Segment: Homebuilding revenue decreased by 2.7% for the fiscal year ended September 30, 2023 compared to the prior fiscal year due to a 12.9% decrease in closings, partially offset by a 11.7% increase in ASP. The year-over-year decrease in closings in the West segment was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate for fiscal 2023 compared to fiscal 2022.
East Segment: Homebuilding revenue decreased by 9.4% for the fiscal year ended September 30, 2023 compared to the prior fiscal year due to a 12.4% decrease in closings, partially offset by a 3.5% increase in ASP. The year-over-year decrease in closings in the East segment was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate for fiscal 2023 compared to fiscal 2022.
Southeast Segment: Homebuilding revenue decreased by 3.9% for the fiscal year ended September 30, 2023 compared to the prior fiscal year due to a 2.6% decrease in ASP as well as a decrease in closings of 1.3%. The year-over-year decrease in ASP was due to changes in pricing and product mix. The year-over-year decrease in closings in the Southeast segment is primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate for fiscal 2023 compared to fiscal 2022.

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
Reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (each a non-GAAP financial measure) to their most directly comparable GAAP measures is provided for each period discussed below. Management believes that this information assists investors in comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and level of debt. These non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

$ in thousands	Fiscal Year Ended September 30, 2023
	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$307,240	23.8%	$487	$307,727	23.8%	$—	$307,727	23.8%
East	103,102	20.5%	154	103,256	20.5%	—	103,256	20.5%
Southeast	92,212	22.9%	—	92,212	22.9%	—	92,212	22.9%
Corporate & unallocated(a)	(64,434)		—	(64,434)		68,489	4,055
Total homebuilding	$438,120	19.9%	$641	$438,761	20.0%	$68,489	$507,250	23.1%

$ in thousands	Fiscal Year Ended September 30, 2022
	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$353,370	26.6%	$289	$353,659	26.6%	$—	$353,659	26.6%
East	137,937	24.8%	143	138,080	24.9%	—	138,080	24.9%
Southeast	104,341	24.9%	663	105,004	25.1%	—	105,004	25.1%
Corporate & unallocated(a)	(63,499)		—	(63,499)		71,619	8,120
Total homebuilding	$532,149	23.1%	$1,095	$533,244	23.2%	$71,619	$604,863	26.3%

$ in thousands	Fiscal Year Ended September 30, 2021
	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$270,671	24.4%	$—	$270,671	24.4%	$—	$270,671	24.4%
East	125,928	22.2%	465	126,393	22.3%	—	126,393	22.3%
Southeast	98,525	21.8%	388	98,913	21.9%	—	98,913	21.9%
Corporate & unallocated(a)	(93,404)		—	(93,404)		87,037	(6,367)
Total homebuilding	$401,720	18.9%	$853	$402,573	18.9%	$87,037	$489,610	23.0%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to homebuilding cost of sale related to homes closed, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value.

Our homebuilding gross profit decreased by $94.0 million to $438.1 million for the fiscal year ended September 30, 2023, compared to $532.1 million in the prior year. The decrease in homebuilding gross profit was primarily driven by a decrease in homebuilding revenue of $104.1 million and a decrease in gross margin of 320 basis points to 19.9%. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which decreased by $0.5 million and interest amortized to homebuilding cost of sales which decreased by $3.1 million year-over-year (refer to Note 4 and Note 5 of the notes to the consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairments and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $97.6 million compared to the prior year while homebuilding gross margin decreased by 320 basis points to 23.1%. The year-over-year decrease in gross margin for the fiscal year ended September 30, 2023 was primarily driven by an increase in price concessions and closing cost incentives including rate buydowns, as well as changes in product mix.
West Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $46.1 million due to the decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 23.8%, down from 26.6% in the prior year. The decrease in gross margin was primarily driven by an increase in price concessions, and closing cost incentives including rate buydowns, as well as changes in product mix.
East Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $34.8 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 20.5%, down from 24.9% in the prior year. The decrease in gross margin was primarily driven by an increase in price concessions and closing cost incentives including rate buydowns, as well as changes in product mix.
Southeast Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $12.1 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 22.9%, down from 25.1% in the prior year. The decrease in gross margin was primarily driven by an increase in price concessions, and closing cost incentives including rate buydowns, as well as changes in product mix.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2023, our homebuilding gross margin was 19.9% and excluding interest and inventory impairments and abandonments, it was 23.1%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 87 homes and 2.0% of total closings during fiscal 2023:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(3.7)%
Impact of interest amortized to COS related to these communities	2.7%
Pre-impairment turn gross margin, excluding interest amortization	(1.0)%
Impact of impairment turns	23.8%
Gross margin (post impairment turns), excluding interest amortization	22.8%
For further discussion of our impairment policies, refer to Note 2 and Note 4 of the notes to consolidated financial statements in this Form 10-K.
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

$ in thousands	Land Sales and Other Revenue
	2023	2022	2021	23 v 22	22 v 21
West	$4,945	$3,783	$8,370	30.7%	(54.8)%
East	2,365	5,149	3,846	(54.1)%	33.9%
Southeast	1,075	5,536	387	(80.6)%	1,330.5%
Total	$8,385	$14,468	$12,603	(42.0)%	14.8%

$ in thousands	Land Sales and Other Gross Profit (Loss)
	2023	2022	2021	23 v 22	22 v 21
West	$2,989	$734	$2,330	307.2%	(68.5)%
East	736	4,206	440	(82.5)%	855.9%
Southeast	850	984	73	(13.6)%	1,247.9%
Corporate and unallocated(a)	—	(566)	(308)	100.0%	(83.8)%
Total	$4,575	$5,358	$2,535	(14.6)%	111.4%
(a) Includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
For the fiscal year ended September 30, 2023, land sales and other revenue decreased by 42.0% to $8.4 million, and land sales and other gross profit decreased by 14.6% to $4.6 million compared to the prior year. Year-over-year fluctuations in land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit is primarily impacted by the profitability of individual land and lot sale transactions. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021	23 v 22	22 v 21
West	$205,850	$253,961	$181,303	$(48,111)	$72,658
East	65,021	102,146	84,630	(37,125)	17,516
Southeast	57,326	68,726	57,581	(11,400)	11,145
Corporate and Unallocated(a)	(150,944)	(152,342)	(176,645)	1,398	24,303
Operating income	$177,253	$272,491	$146,869	$(95,238)	$125,622
(a) Includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments, and certain other amounts that are not allocated to our operating segments.
Our operating income decreased by $95.2 million to $177.3 million for the year ended September 30, 2023, compared to operating income of $272.5 million for year ended September 30, 2022, primarily driven by the previously discussed decrease in gross profit, as well as an increase in SG&A expense. The dollar amount of SG&A increased by $1.6 million, or 0.6%, primarily due to higher sales and marketing costs, partially offset by lower commissions expense on lower revenue. Additionally, SG&A as a percentage of total revenue increased year-over-year by 60 basis points from 10.9% to 11.5% primarily due to the decrease in homebuilding revenue.
West Segment: The $48.1 million decrease in operating income compared to the prior year was primarily due to the decrease in gross profit previously discussed and higher sales and marketing expenses and other G&A expenses, partially offset by lower commissions expense on lower revenue in the segment.
East Segment: The $37.1 million decrease in operating income compared to the prior year was primarily due to the decrease in gross profit previously discussed and higher sales and marketing expenses, partially offset by lower commissions expense on lower revenue, and lower other G&A expenses in the segment.
Southeast Segment: The $11.4 million decrease in operating income compared to the prior year was primarily due to the decrease in gross profit previously discussed, partially offset by lower sales and marketing expenses and lower other G&A expenses in the segment.
Corporate and Unallocated: Our Corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2023, corporate and unallocated net expenses decreased by $1.4 million from the prior fiscal year, primarily due to lower amortization of capitalized interest to cost of sales on lower homebuilding revenue as well as lower G&A costs.
Below operating income, we had one noteworthy year-over-year fluctuation for the fiscal year ended September 30, 2023 compared to the prior year. Specifically, we experienced an increase in other income, net, primarily attributable to a year-over-year increase in interest received due to higher interest rates on operating cash bank accounts.
Income Taxes
We recognized income tax expense from continuing operations of $24.0 million for the fiscal year ended September 30, 2023, compared to income tax expense from continuing operations of $53.3 million and $21.5 million for our fiscal years ended September 30, 2022 and 2021, respectively. Income tax expense in our fiscal 2023, 2022 and 2021 primarily resulted from income generated in the fiscal year and permanent book/tax differences, partially offset by the generation of additional federal tax credits. Refer to Note 12 of the notes to the consolidated financial statements in this Form 10-K for a further discussion of our income taxes.

Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, our Senior Unsecured Revolving Credit Facility (the Unsecured Facility) and other bank borrowings, the issuance of equity and equity-linked securities, and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities), and available credit facilities.
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

in thousands	2023	2022	2021
Net cash provided by operating activities	$178,057	$81,074	$31,656
Net cash used in investing activities	(29,670)	(14,709)	(14,189)
Net cash used in financing activities	(13,926)	(88,680)	(85,852)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$134,461	$(22,315)	$(68,385)
Operating Activities
Net cash provided by operating activities was $178.1 million for the fiscal year ended September 30, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by income before income taxes of $182.5 million, which included $21.8 million of non-cash charges, partially offset by a net increase in non-inventory working capital of $11.5 million and an increase in inventory of $14.7 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Net cash provided by operating activities was $81.1 million for the fiscal year ended September 30, 2022, primarily driven by income before income taxes of $274.0 million, which included $24.0 million of non-cash charges, a net decrease in non-inventory working capital of $14.5 million, partially offset by an increase in inventory of $231.4 million resulting from land acquisition, land development, and house construction spending to support continued growth.
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2023 was $29.7 million, primarily driven by capital expenditures for model homes and information systems infrastructure, and investments in securities.
Net cash used in investing activities for the fiscal year ended September 30, 2022 was 14.7 million, primarily driven by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities was $13.9 million for the fiscal year ended September 30, 2023, primarily driven by the repurchases of a portion of our 2025 Senior Notes, debt issuance costs for the Unsecured Facility (see Note 7), and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $88.7 million during the fiscal year ended September 30, 2022, primarily driven by repayment of the Senior Unsecured Term Loan (the Term Loan), repurchases of a portion of our 2025 and 2027 Senior Notes, common stock repurchases under our share repurchase program, and tax payments for stock-based compensation awards vesting.
Financial Position
As of September 30, 2023, our liquidity position consisted of $345.6 million in cash and cash equivalents and $265.0 million of remaining capacity under the Unsecured Facility, compared to $214.6 million in cash and cash equivalents and $244.5 million of remaining capacity under the Secured Revolving Credit Facility as of September 30, 2022. Meanwhile, we invested $573.1 million and $573.6 million in land acquisition and land development during fiscal years ended September 30, 2023 and September 30, 2022, respectively.

While we believe we possess sufficient liquidity, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to operate and grow our business. As of the date of this report, we believe we have adequate capital resources and sufficient access to external financing sources to satisfy our current and long-term liquidity needs for funds to conduct our operations and meet other needs in the ordinary course of our business, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals, and we may require additional capital to do so.
At times, we may also engage in capital markets, bank loan, project debt or other financial transactions, including the repurchase of debt or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Unsecured Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire.
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides borrowing capacity of $265.0 million, which includes a letter of credit capacity of $100.0 million. As of September 30, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $265.0 million. Subsequently in October, 2023, we increased our available borrowing capacity under the Unsecured Facility from $265.0 million to $300.0 million. See Note 7 and Note 18 of the notes to the consolidated financial statements in this Form 10-K for further discussion.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $31.2 million of outstanding letters of credit under these facilities.
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions, or otherwise. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 7 of the notes to the consolidated financial statements in this Form 10-K for additional details related to our borrowings.
Supplemental Guarantor Information
As discussed in Note 7 of the notes to the consolidated financial statements in this Form 10-K, the Company's obligations to pay principal and interest under certain debt agreements are guaranteed on a joint and several basis by substantially all of the Company's subsidiaries. Some of the immaterial subsidiaries do not guarantee the Senior Notes. The guarantees are full and unconditional. Summarized financial information is not presented for Beazer Homes USA, Inc. and the guarantor subsidiaries on a combined basis as the assets, liabilities and results of operations of the combined issuer and guarantors of the guaranteed security are not materially different than corresponding amounts presented in the consolidated financial statements of the parent company.
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In August 2023, S&P upgraded the Company’s corporate credit rating of B to B+, updated the Company's outlook from positive to stable, and upgraded the rating for our senior unsecured notes from B to B+. In October 2023, Moody's upgraded the rating for our senior unsecured notes from B2 to B1, upgraded the Company's issuer corporate family rating from B2 to B1, and updated the Company's outlook from positive to stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. These ratings are not recommendations to buy, sell or hold debt securities. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during fiscal years 2023 and 2021. During the fiscal year ended September 30, 2022, the Company repurchased 570 thousand shares of its common stock for $8.2 million at an average price per share of $14.33 through open market transactions. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2022 was $8.2 million. As of September 30, 2023, the remaining availability of the share repurchase program was $41.8 million. The repurchase program has no expiration date.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2023, 2022 or 2021.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of September 30, 2023, we controlled 26,189 lots, which includes 272 lots of land held for future development and 350 lots of land held for sale. Of the 25,567 total active lots, we controlled 14,490 of these lots, or 56.7%, through option agreements, as compared to 13,312 active lots controlled, or 54.6% of our total active lots, through option agreements as of September 30, 2022. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $165.4 million as of September 30, 2023. The total remaining purchase price, net of cash deposits, committed under all options was $949.4 million as of September 30, 2023. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $31.2 million and $254.2 million, respectively, as of September 30, 2023, primarily related to our obligations to local governments to construct roads and other improvements in various developments.

Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2023:

	Payments Due by Period
in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes and junior subordinated notes(a)	$1,010,223	$—	$202,195	$357,255	$450,773
Interest commitments under senior notes and junior subordinated notes(b)	362,538	68,154	115,838	88,025	90,521
Obligations related to lots under option	949,447	415,842	419,236	107,204	7,165
Operating leases	24,161	4,123	7,394	4,677	7,967
Uncertain tax positions(c)	—	—	—	—	—
Total	$2,346,369	$488,119	$744,663	$557,161	$556,426
(a) For a listing of our borrowings, refer to Note 7 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2023.
(c) Based on its current inventory of uncertain tax positions and tax carryforward attributes, the Company does not expect a cash settlement of unrecognized tax benefits related to uncertain tax positions in future years. See Note 12 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits related to uncertain tax positions as of September 30, 2023.
We had outstanding letters of credit and surety bonds of $31.2 million and $254.2 million, respectively, as of September 30, 2023, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
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
At September 30, 2023, our warranty reserve was $13.0 million, reflecting an accrual range of 0.3% to 1.0% of total revenue recognized for each home closed depending on our loss history in the division in which the home was built. A ten basis point increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $2.3 million as of September 30, 2023.
There were no material changes in assumptions in calculating our reserve balance for the year ended September 30, 2023.
Our estimation process is discussed in Note 8 of notes to the consolidated financial statements in this Form 10-K. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.
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
In fiscal 2023, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including our recent earnings levels, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, significant increases in mortgage interest rates, and weakened housing demand.
Our accounting for deferred tax consequences represents our best estimate of future events. It is possible there will be changes that are not anticipated in our current estimates. If those changes resulted in significant and sustained reductions in our pre-tax earnings or our utilization of existing tax carryforwards, it is likely such changes would have a material impact on our financial condition or results of operations. The nature and amounts of the various tax attributes comprising our deferred tax assets are discussed in Note 12 of notes to the consolidated financial statements in this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2023, we had variable rate debt outstanding, totaling $74.3 million. A one percent increase in the interest rate for these notes would result in an increase in our interest expense of approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2023 was $858.5 million, compared to a carrying amount of $903.7 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $858.5 million to $889.1 million as of September 30, 2023.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2023	September 30, 2022
ASSETS
Cash and cash equivalents	$345,590	$214,594
Restricted cash	40,699	37,234
Accounts receivable (net of allowance of $284 and $284, respectively)	45,598	35,890
Income tax receivable	—	9,606
Owned inventory	1,756,203	1,737,865
Deferred tax assets, net	133,949	156,358
Property and equipment, net	31,144	24,566
Operating lease right-of-use assets	17,398	9,795
Goodwill	11,376	11,376
Other assets	29,076	14,679
Total assets	$2,411,033	$2,251,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$154,256	$143,641
Operating lease liabilities	18,969	11,208
Other liabilities	156,961	174,388
Total debt (net of debt issuance costs of $5,759 and $7,280, respectively)	978,028	983,440
Total liabilities	1,308,214	1,312,677
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,351,434 issued and outstanding and 30,880,138 issued and outstanding, respectively)	31	31
Paid-in capital	864,778	859,856
Retained earnings	238,010	79,399
Total stockholders’ equity	1,102,819	939,286
Total liabilities and stockholders’ equity	$2,411,033	$2,251,963
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2023	2022	2021
Total revenue	$2,206,785	$2,316,988	$2,140,303
Home construction and land sales expenses	1,763,449	1,776,518	1,735,195
Inventory impairments and abandonments	641	2,963	853
Gross profit	442,695	537,507	404,255
Commissions	73,450	74,336	80,125
General and administrative expenses	179,794	177,320	163,285
Depreciation and amortization	12,198	13,360	13,976
Operating income	177,253	272,491	146,869
(Loss) gain on extinguishment of debt, net	(546)	309	(2,025)
Other income (expense), net	5,939	1,189	(1,118)
Income from continuing operations before income taxes	182,646	273,989	143,726
Expense from income taxes	23,958	53,271	21,546
Income from continuing operations	158,688	220,718	122,180
Loss from discontinued operations, net of tax	(77)	(14)	(159)
Net income	$158,611	$220,704	$122,021
Weighted-average number of shares:
Basic	30,353	30,432	29,954
Diluted	30,747	30,796	30,437
Basic income (loss) per share:
Continuing operations	$5.23	$7.25	$4.08
Discontinued operations	—	—	(0.01)
Total	$5.23	$7.25	$4.07
Diluted income per share:
Continuing operations	$5.16	$7.17	$4.01
Discontinued operations	—	—	—
Total	$5.16	$7.17	$4.01
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	(Accumulated Deficit) Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2020	31,012	$31	$856,466	$(263,326)	$593,171
Net income and comprehensive income	—	—	—	122,021	122,021
Stock-based compensation expense	—	—	12,167	—	12,167
Stock option exercises	198	—	569	—	569
Shares issued under employee stock plans, net	417	—	—	—	—
Forfeiture and other settlements of restricted stock	(29)	—	—	—	—
Common stock redeemed for tax liability	(304)	—	(3,044)	—	(3,044)
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	220,704	220,704
Stock-based compensation expense	—	—	8,478	—	8,478
Stock option exercises	1	—	5	—	5
Shares issued under employee stock plans, net	518	—	—	—	—
Forfeiture and other settlements of restricted stock	(55)	—	—	—	—
Common stock redeemed for tax liability	(308)	—	(6,631)	—	(6,631)
Share repurchases	(570)	—	(8,154)	—	(8,154)
Other activity	—	$—	$—	$—	$—
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	158,611	158,611
Stock-based compensation expense	—	—	7,275	—	7,275
Stock option exercises	14	—	262	—	262
Shares issued under employee stock plans, net	675	—	—	—	—
Forfeiture and other settlements of restricted stock	(12)	—	—	—	—
Common stock redeemed for tax liability	(206)	—	(2,615)	—	(2,615)
Balance as of September 30, 2023	31,351	$31	$864,778	$238,010	$1,102,819
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Cash flows from operating activities:
Net income	$158,611	$220,704	$122,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,198	13,360	13,976
Stock-based compensation expense	7,275	8,478	12,167
Inventory impairments and abandonments	641	2,963	853
Deferred and other income tax expense	23,936	53,267	21,501
Loss (gain) on disposal of fixed assets	1,113	(332)	(392)
Change in allowance for doubtful accounts	—	(6)	(68)
Loss (gain) on extinguishment of debt, net	546	(309)	2,025
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,708)	(10,199)	(5,800)
Decrease in income tax receivable	9,987	—	460
Increase in inventory	(14,749)	(231,445)	(147,511)
Increase in other assets	(2,784)	(2,761)	(2,384)
Increase in trade accounts payable	10,615	10,250	1,199
(Decrease) increase in other liabilities	(19,624)	17,104	13,609
Net cash provided by operating activities	178,057	81,074	31,656
Cash flows from investing activities:
Capital expenditures	(20,334)	(15,048)	(14,645)
Proceeds from sale of fixed assets	445	339	456
Purchases of investment securities	(9,779)	—	—
Other	(2)	—	—
Net cash used in investing activities	(29,670)	(14,709)	(14,189)
Cash flows from financing activities:
Repayment of debt	(8,998)	(73,900)	(82,476)
Repayment of borrowings from credit facility	—	(195,000)	—
Borrowings from credit facility	—	195,000	—
Debt issuance costs	(2,575)	—	(901)
Repurchase of common stock	—	(8,154)	—
Tax payments for stock-based compensation awards	(2,615)	(6,631)	(3,044)
Stock option exercises	262	5	569
Net cash used in financing activities	(13,926)	(88,680)	(85,852)
Net increase (decrease) in cash, cash equivalents, and restricted cash	134,461	(22,315)	(68,385)
Cash, cash equivalents, and restricted cash at beginning of period	251,828	274,143	342,528
Cash, cash equivalents, and restricted cash at end of period	$386,289	$251,828	$274,143
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
Our homes are designed to appeal to homeowners at different price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value at an affordable price, delivered through our three strategic pillars of Mortgage Choice, Choice Plans®, and Surprising Performance, while seeking to maximize our investment returns over the course of a housing cycle.
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
Our fiscal year 2023 began on October 1, 2022 and ended on September 30, 2023. Our fiscal year 2022 began on October 1, 2021 and ended on September 30, 2022. Our fiscal year 2021 began on October 1, 2020 and ended on September 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2023, the majority of our cash and cash equivalents were on demand deposits with major banks. These assets were valued at par and had no withdrawal restrictions. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 7).
Accounts Receivable and Allowance
Accounts receivable include receivables from municipalities related to the development of utilities or other infrastructure, land banker reimbursements to be received related to land development costs, rebates to be received from our suppliers, escrow proceeds to be received from title companies associated with closed homes, and other miscellaneous receivables. Generally, we receive cash from title companies within a few days of the home being closed. We regularly review our receivable balances for collectability and record an allowance for expected credit losses.
Owned Inventory
Owned inventory includes land acquisition costs, land development costs, home construction costs, capitalized interest, real estate taxes, direct overhead costs and capitalized indirect costs incurred during land development and home construction, and common costs that benefit the entire community, less impairments, if any. Land acquisition, land development and other common costs (both incurred and estimated to be incurred) are allocated to individual lots on a pro-rata basis, and the cost of individual lots is transferred to homes under construction when home construction begins. Changes in estimated land and other common costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and the allocated lot costs. Refer to Note 4 for further discussion of our inventory balance.

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
Lot Option Agreements and Variable Interest Entities (VIE)
In addition to purchasing land directly, we utilize lot option agreements that enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option agreements require a non-refundable cash deposit or issuance of a letter of credit or surety bond based on a percentage of the purchase price of the land for the right to acquire lots during a specified period at a specified price. Purchase of the properties under these agreements is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option agreements, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred. If the Company cancels a lot option agreement, it would result in a write-off of the related deposits and pre-acquisition costs, but would not expose the Company to the overall risks or losses of the applicable entity we are purchasing from. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option agreements. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$165,371	$142,433
Remaining purchase price if lot option agreements are exercised	$949,447	$827,600
(a) Amount is included as a component of land under development within our owned inventory in the consolidated balance sheets.
In accordance with Accounting Standards Codification (ASC) Topic 810, Consolidation (ASC 810), if the entity holding the land under option is a VIE, the Company's deposit represents a variable interest in that entity. ASC 810 requires a company to consolidate a VIE if the company is determined to be the primary beneficiary. To determine whether we are the primary beneficiary of the VIE, we first evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, (1) the ability to determine the budget and scope of land development work, if any; (2) the ability to control financing decisions for the VIE; (3) the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer; and (4) the ability to change or amend the existing option agreement with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE's losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE's expected gains.
If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of option deposits already paid, to consolidated inventory not owned with an offsetting increase to obligations related to consolidated inventory not owned on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as consolidated inventory not owned. No VIEs required consolidation as of September 2023 and 2022 because we have determined that we were not the primary beneficiary of any VIEs.

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
During the fourth quarter of 2023, the Company performed its annual goodwill impairment analysis and concluded our goodwill was not impaired.
Other Assets
Our other assets principally include prepaid expenses, assets related to our deferred compensation plan (refer to Note 14 for a discussion of our deferred compensation plan), investment securities, unamortized debt issuance costs on our Senior Unsecured Revolving Credit Facility, and certificates of deposit used to secure our stand-alone letters of credit facilities (refer to Note 7 for a discussion of our credit facilities) .
Other Liabilities
Our other liabilities principally include accrued compensations and benefits, accrued interest on our outstanding borrowings, customer deposits, warranty reserves, litigation accruals, income tax liabilities and other accruals related to our operations. Refer to Note 11 for details of our other liabilities.

Income Taxes
Our provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled, and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled. We include any estimated interest and penalties on tax related matters in income taxes payable. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. We record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations. Changes in recognition of measurement are recorded in the period in which the change in judgment occurs. Refer to Note 12 for a detailed discussion of our tax provision, deferred tax assets and valuation allowance.
Our income tax receivable for fiscal 2022 included the refundable portion of our alternative minimum tax (AMT) credit. We received payment of $9.2 million AMT credit refund as well as interest payment of $0.4 million during our fiscal 2023.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in ASC Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Homebuilding revenue	$2,198,400	$2,302,520	$2,127,700
Land sales and other revenue	8,385	14,468	12,603
Total revenue(a)	$2,206,785	$2,316,988	$2,140,303
(a) Please see Note 17 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of discounts and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $27.6 million and $34.3 million as of September 30, 2023 and 2022, respectively. Of the customer liabilities outstanding as of September 30, 2022, $29.2 million was recognized in revenue during the fiscal year ended September 30, 2023 upon closing of the related homes, and $4.6 million was refunded to or forfeited by the buyer.
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
Home Construction Expenses
Home construction expenses includes the specific construction costs of the home and the allocated lot costs (land acquisition, land development and other common costs are allocated to individual lots on a pro-rata basis based on the number of lots remaining to close within the community). All home closing costs are charged to home construction expenses in the period when the revenues from home closing are recognized.
Sales discounts and incentives include discounts on home prices, discounts on home building options and option upgrades, and seller-paid financing or closing costs, including rate buydowns. Home price discounts and option discounts are accounted for as a reduction in the sale price of the home, thereby decreasing the amount of revenue we recognize on that closing. All other sales incentives are recognized as a cost of selling the home and are included in home construction expenses.

Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 1.0% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expenses as necessary based on management's estimate of the costs to remediate existing claims. See Note 8 for a more detailed discussion of warranty costs and related reserves.
Advertising Costs
Advertising costs related to continuing operations of $15.1 million, $14.4 million and $14.0 million for our fiscal years 2023, 2022 and 2021, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses in the consolidated statements of operations.
Fair Value Measurements
Certain of our assets are required to be recorded at fair value on a recurring basis, for example, the fair value of our deferred compensation plan assets is based on quoted market prices (Level 1) or market-corroborated inputs (Level 2). Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered (Level 3). For example, we review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximates their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly-held debt is generally estimated based on quoted bid prices for these instruments (Level 2). Certain of our other financial liabilities are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. See Note 9 for additional discussion of our fair value measurements.
Stock-Based Compensation
We use the Black-Scholes option-pricing model to value our stock option grants. Restricted stock awards with market conditions are valued using the Monte Carlo valuation method. Other restricted stock awards without market conditions are valued based on the market price of the Company's common stock on the date of the grant. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow. Compensation cost arising from all stock-based compensation awards is recognized as expense using the straight-line method over the vesting period and is included in G&A in our consolidated statements of operations. See Note 15 for additional discussion of our stock-based compensation.
Recent Accounting Pronouncements
Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective beginning on March 12, 2020, and all entities may elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (ASU 2022-06), to extend the temporary accounting rules under ASC Topic 848, Reference Rate Reform, from December 31, 2022 to December 31, 2024. The Company implemented its transition away from LIBOR on July 1, 2023, and the adoption of ASU 2020-04 and ASU 2022-06 did not have a material impact on its consolidated financial statements and related disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the consolidated balance sheets and consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$10,829	$835	$2,905
Increase in operating lease liabilities(a)	$11,276	$835	$2,905
Derecognition of investment in unconsolidated entities(b)	$—	$3,641	$—
Supplemental disclosure of cash activity:
Interest payments	$67,342	$70,132	$74,171
Income tax payments	$1,956	$4,216	$3,462
Tax refunds received	$9,987	$—	$1,078
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$345,590	$214,594	$246,715
Restricted cash	40,699	37,234	27,428
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$386,289	$251,828	$274,143
(a) Represents leases renewed or additional leases commenced during the fiscal years ended September 30, 2023, 2022 and 2021.
(b) Represents the derecognition of investment in unconsolidated entities associated with the carrying value of previously held interest in Imagine Homes upon the acquisition of substantially all of the assets of Imagine Homes during the quarter ended June 30, 2022.

(4) Owned Inventory
The components of our owned inventory are as follows as of September 30, 2023 and 2022:

in thousands	September 30, 2023	September 30, 2022
Homes under construction	$644,363	$785,742
Land under development	870,740	731,190
Land held for future development	19,879	19,879
Land held for sale	18,579	15,674
Capitalized interest	112,580	109,088
Model homes	90,062	76,292
Total owned inventory	$1,756,203	$1,737,865
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of September 30, 2023, we had 2,163 homes under construction, including 779 spec homes totaling $218.0 million (645 in-process spec homes totaling $162.0 million, and 134 finished spec homes totaling $56.0 million). As of September 30, 2022, we had 2,688 homes under construction, including 887 spec homes totaling $246.5 million (793 in-process spec units totaling $208.7 million, and 94 finished spec units totaling $37.8 million).
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

Total owned inventory by reportable segment is presented in the table below as of September 30, 2023 and 2022:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2023
West	$914,908	$3,483	$14,702	$933,093
East	325,395	10,888	3,201	339,484
Southeast	297,142	5,508	676	303,326
Corporate and unallocated(b)	180,300	—	—	180,300
Total	$1,717,745	$19,879	$18,579	$1,756,203
September 30, 2022
West	$934,309	$3,483	$14,998	$952,790
East	313,613	10,888	—	324,501
Southeast	284,424	5,508	676	290,608
Corporate and unallocated(b)	169,966	—	—	169,966
Total	$1,702,312	$19,879	$15,674	$1,737,865
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Land Held for Sale:
West	$—	$1,303	$—
Corporate and unallocated(a)	—	565	—
Total impairment charges on land held for sale	$—	$1,868	$—
Abandonments:
West	$487	$289	$—
East	154	143	465
Southeast	—	663	388
Total abandonments charges	$641	$1,095	$853
Total impairment and abandonment charges	$641	$2,963	$853
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
No project in progress impairments were recognized during the fiscal years ended September 30, 2023, 2022 and 2021.

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
No land held for sale impairment charges were recognized during the fiscal years ended September 30, 2023 and 2021. During the fiscal year ended September 30, 2022, we recognized $1.9 million land held for sale impairment charges related to two held for sale communities in the West segment. The fair value of land held for sale inventory is measured on a nonrecurring basis and has been determined using unobservable inputs (Level 3). The impairment-date fair value of land held for sale assets that were impaired during the fiscal year ended September 30, 2022 was $0.9 million. Refer to Note 9 for further discussion on fair value measurements and fair value hierarchy.
Abandonments
From time to time, we may determine to abandon lots or not exercise certain option agreements that are not projected to produce adequate results or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, or permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the non-refundable deposit amount and any related capitalized costs in the period such decision is made. During the fiscal years ended September 30, 2023, 2022 and 2021, we recognized $0.6 million, $1.1 million and 0.9 million in abandonment charges, respectively. As we grow our business in the years ahead, it is likely that the dollar value of abandonments will grow.
(5) Interest
Interest capitalized during the fiscal years ended September 30, 2023, 2022 and 2021 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Capitalized interest in inventory, beginning of period	$109,088	$106,985	$119,659
Interest incurred	71,981	74,161	77,397
Capitalized interest impaired	—	(439)	—
Interest expense not qualified for capitalization and included as other expense(a)	—	—	(2,781)
Capitalized interest amortized to home construction and land sales expenses(b)	(68,489)	(71,619)	(87,290)
Capitalized interest in inventory, end of period	$112,580	$109,088	$106,985
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

(6) Property and Equipment
The following table presents our property and equipment as of September 30, 2023 and 2022:

in thousands	September 30, 2023	September 30, 2022
Model furnishings and sales office improvements	$24,736	$22,544
Information systems	25,745	23,074
Furniture, fixtures and office equipment	12,692	11,019
Leasehold improvements	3,026	4,124
Buildings and improvements	1,382	1,671
Property and equipment, gross	67,581	62,432
Less: Accumulated depreciation	(36,437)	(37,866)
Property and equipment, net	$31,144	$24,566
(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of September 30, 2023 and 2022:

in thousands	Maturity Date	September 30, 2023	September 30, 2022
6.750% Senior Notes (2025 Notes)	March 2025	202,195	211,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(5,759)	(7,280)
Total Senior Notes, net		903,691	911,170
Junior Subordinated Notes (net of unamortized accretion of $26,436 and $28,503, respectively)	July 2036	74,337	72,270
Secured Revolving Credit Facility	February 2024(a)	N/A(c)	—
Senior Unsecured Revolving Credit Facility	October 2026(b)	—	N/A(c)
Total debt, net		$978,028	$983,440
(a) The Secured Revolving Credit Facility (Secured Facility) provided working capital and letter of credit capacity of $250.0 million and was scheduled to mature in February 2024; however, the Secured Facility was terminated early in October 2022 in conjunction with the Company entering into the Senior Unsecured Revolving Credit Facility. We recorded a loss on extinguishment of debt of $0.5 million during the fiscal year ended September 30, 2023 due to write-off of debt issuance costs related to the early termination of the Secured Facility. As of September 30, 2022, no borrowings were outstanding and $5.5 million letters of credit were outstanding under the Secured Facility, resulting in a remaining capacity of $244.5 million.
(b) The Senior Unsecured Revolving Credit Facility was entered into on October 13, 2022. Refer to below for further discussion.
(c) N/A - not applicable
As of September 30, 2023, the future maturities of our borrowings were as follows:

Fiscal Years Ending September 30,
in thousands
2024	$—
2025	202,195
2026	—
2027	357,255
2028	—
Thereafter	450,773
Total	$1,010,223

Senior Unsecured Revolving Credit Facility
On October 13, 2022, the Company entered into a Senior Unsecured Revolving Credit Facility (Unsecured Facility), which replaced the Secured Facility. The Unsecured Facility provides for a revolving credit facility with borrowing capacity of $265.0 million, which includes a letter of credit facility of up to $100.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $135.0 million for a maximum of $400.0 million. The Unsecured Facility terminates on October 13, 2026 (Termination Date), and the Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.
Obligations of the Company under the Unsecured Facility are jointly and severally guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, excluding, among others, certain specified unrestricted subsidiaries.
As of September 30, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $265.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of September 30, 2023, the Company believes it was in compliance with all such covenants.
On October 12, 2023, the Company increased its available borrowing capacity under the Unsecured Facility from $265.0 million to $300.0 million. Refer to Note 18 for further discussion.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Secured Facility and the Unsecured Facility). As of September 30, 2023 and 2022, the Company had letters of credit outstanding under these additional facilities of $31.2 million and $29.7 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of September 30, 2023.
During the fiscal year ended September 30, 2023, we repurchased $9.0 million of our outstanding 2025 Notes using cash on hand, resulting in a net loss on extinguishment of debt of less than $0.1 million. Subsequently in October 2023, we repurchased an additional $4.3 million of our outstanding 2025 Notes using cash on hand, resulting in a net loss on extinguishment of debt of less than $0.1 million, and bringing the outstanding balance on our 2025 Notes to $197.9 million.
During the fiscal year ended September 30, 2022, we repurchased $6.0 million of our outstanding 2027 Notes and $18.4 million of our outstanding 2025 Notes using cash on hand, resulting in a gain on extinguishment of debt of $0.3 million.
During the fiscal year ended September 30, 2021, we repurchased $30.7 million of our outstanding 2027 Notes using cash on hand, resulting in a net loss on extinguishment of debt of $2.0 million.

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
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of September 30, 2023. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 8.08% as of September 30, 2023. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2023, the unamortized accretion was $26.4 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month LIBOR (on and prior to June 30, 2023) plus 2.45% per annum, or three-month SOFR (on and after July 1, 2023) plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of September 30, 2023, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Warranty reserves are included in other liabilities within the consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in the consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed, which are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. Management assesses the adequacy of warranty reserves each reporting period based on historical experience and the expected costs to remediate potential claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as warranty experience, the number of home closings, the selling prices of homes, product mix, and other data in estimating warranty reserves. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends that may need to be separately estimated based on management's judgment of the ultimate cost of repair for that specific issue. While estimated warranty liabilities are adjusted each reporting period based on the results of our quarterly analyses, we may not accurately predict actual warranty costs, which could lead to significant changes in the reserve.
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
Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Balance at beginning of period	$13,926	$12,931	$13,052
Warranty provision	9,672	13,093	11,827
Warranty expenditures	(10,552)	(12,098)	(11,948)
Balance at end of period	$13,046	$13,926	$12,931
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred above specified thresholds for each period covered. Amounts recorded for anticipated insurance recoveries are reflected within the consolidated statements of operations as a reduction of home construction expenses, if applicable. Amounts not yet received from our insurer are recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable on our consolidated balance sheets, if applicable.
Litigation
In the normal course of business, we and certain of our subsidiaries are subject to various lawsuits and have been named as defendants in various claims, complaints, and other legal actions, most relating to construction defects, moisture intrusion, and product liability. Certain of the liabilities resulting from these actions are covered in whole or in part by insurance.

We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in pending lawsuits could result in the payment by us of substantial monetary damages that may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and our Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our financial condition, results of operations, or cash flows.
We have an accrual of $9.4 million and $9.8 million in other liabilities on our consolidated balance sheets related to litigation matters as of September 30, 2023 and 2022, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $31.2 million and $254.2 million, respectively, as of September 30, 2023, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recoverable. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. The fair value of assets deemed to be impaired is determined based upon the type of asset being evaluated. The fair value of our owned inventory assets, when required to be calculated, is further discussed within Notes 2 and 4. Due to the substantial use of unobservable inputs in valuing the assets on a non-recurring basis, they are classified within Level 3.
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of September 30, 2023
Deferred compensation plan assets(a)	$6,495	$—	$—	$6,495
As of September 30, 2022
Deferred compensation plan assets(a)	$—	$3,179	$—	$3,179
As of September 30, 2021
Deferred compensation plan assets(a)	$—	$2,730	$—	$2,730
(a) Amount is measured at fair value on a recurring basis and included in other assets within the consolidated balance sheets.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Unsecured Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
in thousands	Carrying Amount(a)	Fair Value	Carrying Amount(a)	Fair Value
Senior Notes(b)	$903,691	$858,528	$911,170	$753,338
Junior Subordinated Notes(c)	74,337	74,337	72,270	72,270
Total	$978,028	$932,865	$983,440	$825,608
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
(10) Operating Leases
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
Operating lease expense is included as a component of general and administrative expenses in our consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the fiscal years ended September 30, 2023, 2022 and 2021, we recorded operating lease expense of $4.0 million, $4.0 million and $4.3 million, respectively. Cash payments on lease liabilities during the fiscal years ended September 30, 2023, 2022 and 2021 totaled $4.3 million, $4.4 million and $4.8 million, respectively.
At September 30, 2023 and 2022, weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term	7.0 years	4.3 years
Weighted-average discount rate	5.98%	4.43%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2023:

Fiscal Years Ending September 30,
in thousands
2024	$4,123
2025	4,003
2026	3,391
2027	2,466
2028	2,211
Thereafter	7,967
Total lease payments(a)	24,161
Less: imputed interest	5,192
Total operating lease liabilities	$18,969
(a) Lease payments excludes $3.5 million legally binding minimum lease payments for an office lease signed but not yet commenced as of September 30, 2023. The related ROU asset and operating lease liability are not reflected on the Company's consolidated balance sheet as of September 30, 2023.
(11) Other Liabilities
Other liabilities include the following as of September 30, 2023 and 2022:

in thousands	September 30, 2023	September 30, 2022
Accrued compensations and benefits	$50,242	$57,781
Customer deposits	27,577	34,270
Accrued interest	23,132	22,723
Warranty reserves	13,046	13,926
Litigation accruals	9,404	9,832
Income tax liabilities	272	320
Other	33,288	35,536
Total	$156,961	$174,388
(12) Income Taxes
The Company's expense from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Current federal	$—	$—	$—
Current state	1,896	4,859	1,126
Deferred federal	18,997	47,239	20,331
Deferred state	3,065	1,173	89
Total expense from income taxes	$23,958	$53,271	$21,546

The Company's expense from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Income tax computed at statutory rate	$38,356	$57,538	$30,182
State income taxes, net of federal benefit	2,874	4,482	1,564
Deferred rate change	665	346	(904)
Permanent differences	2,216	2,952	2,433
Tax credits	(20,287)	(12,081)	(12,088)
Other, net	134	34	359
Total expense from income taxes	$23,958	$53,271	$21,546
The principal differences between our effective tax rate and the U.S. federal statutory rate for fiscal years 2023, 2022 and 2021 relate to state taxes, permanent differences and tax credits. Due to the effects of tax credits, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2023 and 2022:

in thousands	September 30, 2023	September 30, 2022
Deferred tax assets:
Federal and state net operating loss and tax credit carryforwards	$138,856	$149,299
Incentive compensation	11,422	12,914
Warranty and other reserves	6,918	7,091
Inventory adjustments	3,942	6,716
Intangible assets	—	1,515
Property, equipment and other assets	1,276	771
Uncertain tax positions	705	705
Other	2,504	2,743
Total deferred tax assets	165,623	181,754
Valuation allowance	(30,438)	(25,396)
Total deferred tax assets, net of valuation allowance	$135,185	$156,358
Deferred tax liabilities:
Intangible assets	(1,236)	—
Total deferred tax liabilities	(1,236)	—
Net deferred tax assets	133,949	156,358
As of September 30, 2023, our gross deferred tax assets above included $26.5 million of federal net operating loss (NOL) carryforwards, $78.1 million of federal tax credits, and $37.6 million of state NOL carryforwards. The majority of our federal NOL carryforwards expire in our fiscal 2033, our federal tax credits expire at various dates through our fiscal 2043, and our state NOL carryforwards expire at various dates through our fiscal 2043. As of September 30, 2023, valuation allowance of $30.4 million remains on various state NOL carryforwards for which the Company has concluded that it is more likely than not that these attributes will not be realized.
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

Valuation Allowance
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss carryforwards and tax credit carryforwards not expiring unused, the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses, recognized built-in losses or deductions, and tax planning alternatives. Our assessment, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could differ materially from actual results.
In fiscal 2023, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including our recent earnings levels, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, significant increases in mortgage interest rates, and weakened housing demand. As of September 30, 2023, the Company will have to cumulatively generate $712.9 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2043.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Balance at beginning of year	$3,358	$3,358	$3,441
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Reductions in tax positions of prior years	—	—	—
Lapse of statute of limitations	—	—	(83)
Balance at end of year	$3,358	$3,358	$3,358
If we were to recognize our $3.4 million gross unrecognized tax benefits remaining as of September 30, 2023, substantially all would impact our effective tax rate. Additionally, we had no accrued interest and penalties as of September 30, 2023, 2022 and 2021. If applicable, we would record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal year 2007 and subsequent years. As of September 30, 2023, we do not expect that any of our uncertain tax positions will reverse within the next twelve months.
(13) Stockholders' Equity
Preferred Stock
The Company currently has no shares of preferred stock outstanding.
Common Stock
As of September 30, 2023, the Company had 63,000,000 shares of common stock authorized and 31,351,434 shares both issued and outstanding.

Common Stock Repurchases
In May 2022, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during fiscal years 2023 and 2021. During the fiscal year ended September 30, 2022, the Company repurchased 570 thousand shares of its common stock for $8.2 million at an average price per share of $14.33 through open market transactions. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2022 was $8.2 million. As of September 30, 2023, the remaining availability of the share repurchase program was $41.8 million. The repurchase program has no expiration date.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2023, 2022 or 2021.
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
(14) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
The Company sponsors a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. The Company matches up to 50% of the participant's contributions limited to 6% of the participant's earnings. The participant's contributions vest immediately, while the Company's contributions vest over five years. The total Company contributions for the fiscal years ended September 30, 2023, 2022 and 2021 were $3.2 million, $3.5 million and $3.2 million, respectively. During fiscal 2023, 2022 and 2021, participants forfeited $0.7 million, $0.3 million and $0.8 million, respectively, of unvested matching contributions.
Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. The Company may voluntarily make a contribution to the participants' DCP accounts. For the years ended September 30, 2023, 2022 and 2021, the Company contributed $0.2 million, $0.2 million and $0.2 million, respectively, to the participants' DCP accounts in the form of voluntary contributions, which was recorded as compensation expense within general and administrative expenses in our consolidated statements of operations. Deferred compensation assets of $6.5 million and $3.2 million as of September 30, 2023 and 2022, respectively, are included in other assets on our consolidated balance sheets and are recorded at fair value. Deferred compensation liabilities of $6.5 million and $5.5 million as of September 30, 2023 and 2022, respectively, are included in other liabilities on our consolidated balance sheets. During fiscal 2023, the Company fully funded the DCP using cash on hand.
(15) Stock-Based Compensation
The Company has shares available for grant under the Amended and Restated 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan. We issue new shares upon the exercise of stock options and the grant of restricted stock awards. In cases of forfeitures and cancellations, those shares are returned to the share pool for future issuance. As of September 30, 2023, we had 0.8 million shares of common stock for issuance under our various equity incentive plans, of which 0.8 million shares are available for future grants.

Stock-based compensation expense is included in general and administrative expenses in our consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the fiscal years ended 2023, 2022 and 2021, respectively.

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Stock options expense	$—	$1	$25
Restricted stock awards expense	7,275	8,477	12,142
Stock-based compensation expense	$7,275	$8,478	$12,167
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
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of both September 30, 2023 and 2022, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2023 is expected to be recognized over a weighted-average period of 1.8 years.
During fiscal 2018, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (ESOP). This program is available to all full-time employees and is designed to enable employees to share in potential price appreciation of the Company's stock. The ESOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying shares are purchased by the employee, which is also the ESOP grant date. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the ESOP is limited to 100,000, each for one share of the Company's common stock, of which 32,068 options were granted through the end of fiscal 2023.
During the fiscal years ended September 30, 2023 and 2022, we issued 100 and 236 stock options, respectively, all were issued under the ESOP. No stock options were issued during the fiscal year ended September 30, 2021.
Following is a summary of stock option activity for the periods presented:

	Fiscal Year Ended September 30,
	2023		2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	27,507	$14.31	114,259	$17.89	392,465	$15.47
Granted	100	27.98	236	16.58	—	—
Exercised	(13,796)	19.00	(988)	11.32	(278,206)	14.48
Expired	—	—	(86,000)	19.11	—	—
Forfeited	(236)	16.58	—	—	—	—
Outstanding at end of period	13,575	$9.61	27,507	$14.31	114,259	$17.89
Exercisable at end of period	13,475	$9.48	27,271	$14.29	113,309	$17.95
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

Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2023 and 2022, there was $6.9 million and $7.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2023 is expected to be recognized over a weighted-average period of 1.7 years.
During fiscal 2023, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.
Performance-Based Restricted Stock Awards
During the fiscal year ended September 30, 2023, we issued 157,430 shares of performance-based restricted stock (2023 Performance Shares), containing market conditions, to our executive officers and certain other employees. The 2023 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial and operational metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial and operational metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 30% based on the Company's relative total shareholder return (TSR) compared against a selected small to mid-cap homebuilder peers during the three-year performance period. The 2023 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $12.67 per share on the date of grant.
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

	Fiscal Year Ended September 30,
	2023	2022	2021
Expected volatility range	41.5% - 86.9%	41.0% - 89.0%	26.1% - 67.0%
Risk-free interest rate	4.26%	0.81%	0.23%
Dividend yield	—	—	—
Grant-date stock price range	$10.31 - $93.50	$21.40 - $142.99	$14.07 - $4,318.03
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
The performance criteria of the 2021 Performance Share grant were satisfied as of September 30, 2023. Based on the actual performance level achieved, 210,176 performance-based restricted stock awards from the 2021 Performance Share grant cliff vested at the end of the three-year vesting period on November 16, 2023. Of the total $2.7 million compensation cost related to these awards, we have recognized $0.7 million, $1.2 million and $0.5 million during the fiscal years ended September 30, 2023, 2022 and 2021, respectively. The remaining $0.3 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2024.

Time-Based Restricted Stock Awards
During the fiscal year ended September 30, 2023, we also issued 425,398 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Fiscal Year Ended September 30, 2023
	Performance-Based(a)		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	436,146	$17.76	412,042	$18.52	848,188	$18.13
Granted	249,534	14.17	425,398	12.05	674,932	12.83
Vested	(334,736)	16.80	(234,218)	18.02	(568,954)	17.30
Forfeited	(2,721)	15.20	(9,388)	14.38	(12,109)	14.56
End of period	348,223	$16.20	593,834	$14.15	942,057	$14.91
(a) Grant and vesting activity during the fiscal year ended September 30, 2023 include 92,104 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

	Fiscal Year Ended September 30, 2022
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
(a) Grant and vesting activity during the fiscal year ended September 30, 2022 include 177,759 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

	Fiscal Year Ended September 30, 2021
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
(a) Grant and vesting activity during the fiscal year ended September 30, 2021 include 60,930 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

(16) Earnings Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted income (loss) per share adjusts the basic income (loss) per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income (loss) per share for the periods presented:

	Fiscal Year Ended September 30,
in thousands (except per share data)	2023	2022	2021
Numerator:
Income from continuing operations	$158,688	$220,718	$122,180
Loss from discontinued operations, net of tax	(77)	(14)	(159)
Net income	$158,611	$220,704	$122,021

Denominator:
Basic weighted-average shares	30,353	30,432	29,954
Dilutive effect of restricted stock awards	388	357	461
Dilutive effect of stock options	6	7	22
Diluted weighted-average shares(a)	30,747	30,796	30,437

Basic income (loss) per share:
Continuing operations	$5.23	$7.25	$4.08
Discontinued operations	—	—	(0.01)
Total	$5.23	$7.25	$4.07

Diluted income per share:
Continuing operations	$5.16	$7.17	$4.01
Discontinued operations	—	—	—
Total	$5.16	$7.17	$4.01
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Stock options	11	22	142

(17) Segment Information
We currently operate in 13 states that are grouped into three homebuilding segments based on geography. Revenues from our homebuilding segments are derived from the sale of homes that we construct, land and lot sales, and our title operations. Land sales revenue relates to land that does not fit within our homebuilding programs and strategic plans. We also provide title examinations for our homebuyers in certain markets. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. We have considered the applicable aggregation criteria, and have combined our homebuilding operations into three reportable segments as follows:
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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, land sales expense, title operations expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Revenue
West	$1,297,005	$1,331,553	$1,118,578
East	505,844	560,747	569,835
Southeast	403,936	424,688	451,890
Total revenue	$2,206,785	$2,316,988	$2,140,303

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Operating income
West	$205,850	$253,961	$181,303
East	65,021	102,146	84,630
Southeast	57,326	68,726	57,581
Segment total	328,197	424,833	323,514
Corporate and unallocated(a)	(150,944)	(152,342)	(176,645)
Total operating income	$177,253	$272,491	$146,869
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

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Depreciation and amortization
West	$7,550	$8,178	$7,250
East	1,662	1,649	2,207
Southeast	1,655	1,843	2,552
Segment total	10,867	11,670	12,009
Corporate and unallocated(a)	1,331	1,690	1,967
Total depreciation and amortization	$12,198	$13,360	$13,976
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2023	2022	2021
Capital expenditures
West	$9,909	$7,755	$6,924
East	2,578	1,208	1,549
Southeast	1,452	1,215	1,447
Corporate and unallocated	6,395	4,870	4,725
Total capital expenditures	$20,334	$15,048	$14,645
The following table presents assets by segment as of September 30, 2023 and 2022:

in thousands	September 30, 2023	September 30, 2022
Assets
West	$994,597	$995,339
East	356,020	334,323
Southeast	320,430	305,443
Corporate and unallocated(a)	739,986	616,858
Total assets	$2,411,033	$2,251,963
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.
(18) Subsequent Events
On October 12, 2023, the Company delivered activation notices to JP Morgan Chase Bank, N.A., as administrative agent under the Company’s Unsecured Facility, in connection with commitment increases by Flagstar Bank, N.A., an existing lender, and Texas Capital Bank, a new lender, pursuant to which the available borrowing capacity under the Unsecured Facility was increased from $265.0 million to $300.0 million.
Also, during October 2023, we repurchased $4.3 million of our outstanding 2025 Notes using cash on hand, resulting in a net loss on extinguishment of debt of less than $0.1 million and bringing the outstanding balance on our 2025 Notes to $197.9 million. Refer to Note 7 for additional details related to the Unsecured Facility and debt repurchase.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Owned Inventory—Valuation of Projects in Progress—Refer to Notes 2 and 4 to the financial statements.
Critical Audit Matter Description
Projects in progress inventory includes homes under construction and land under development grouped together as communities. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The Company assesses its projects in progress inventory for indicators of potential impairment at the community level on a quarterly basis. The Company evaluates, among other things, the average sales price and margins on current homes and sales contracts in backlog for each community. As of September 30, 2023, the carrying value of the Company’s projects in progress inventory was $1.7 billion.
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
iii.Developing an independent expectation of indicators and comparing such expectations to those included in the impairment indicator analysis.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 16, 2023
We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 16, 2023, expressed an unqualified opinion on those financial statements.
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
November 16, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2023. The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Reporting Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed on or before December 29, 2023.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed on or before December 29, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed on or before December 29, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed on or before December 29, 2023.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
Further information required by this item is incorporated by reference to our proxy statement for our 2024 Annual Meeting of Stockholders, which is expected to be filed on or before December 29, 2023.

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
Certificate of Amendment, dated November 9, 2022, to the Amended and Restated Certificate of Incorporation of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 14, 2022)

3.10	—	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010)
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-K filed on November 10, 2015)
4.2	—
Section 382 Rights Agreement, dated as of December 7, 2021, and effective as of November 14, 2022, between Beazer Homes USA, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 14, 2022)

4.3	—	Form of Indenture for Senior Debt Securities, between the Company and Regions Bank (incorporated herein by reference to Exhibit 4.2(a) of the Company’s Form S-3ASR filed on August 10, 2023)
4.4	—	Form of Indenture for Subordinated Debt Securities, between the Company and Regions Bank (incorporated herein by reference to Exhibit 4.2(b) of the Company’s Form S-3ASR filed on August 10, 2023)
4.5	—
Form of Junior Subordinated Indenture, dated June 15, 2006, between the Company and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 21, 2006)

4.6	—
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

4.8	—
Indenture, dated as of October 10, 2017, between the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 10, 2017)

4.9	—	Form of 5.875% Senior Note due 2027 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on October 10, 2017)
4.10	—
Registration Rights Agreement, dated as of October 10, 2017, between the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on October 10, 2017)

4.11	—
Supplemental Indenture, dated April 2, 2014, between Beazer-Inspirada LLC and U.S. Bank National Association, as trustee, related to the Company’s 7.250% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.6(c) to the Company’s Form S-4 filed on June 10, 2014 (File No. 333-196637))

4.12	—
Indenture for 6.750% Senior Notes due 2025, dated March 14, 2017, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 15, 2017)

4.13	—	Form of 6.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 15, 2017)
4.14	—
Registration Rights Agreement, dated as of March 14, 2017, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed March 15, 2017)

4.15	—
Indenture for 7.250% Senior Notes due 2029, dated as of September 24, 2019, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on September 24, 2019)

4.16	—	Form of 7.250% Senior Note due 2029 (incorporated herein by reference to Exhibit 4.2 of the Company's 8-K filed on September 24, 2019)
4.17	—
Registration Rights Agreement, dated as of September 24, 2019, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on September 24, 2019)

4.18	—
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.37 of the Company's Form 10-K for the year ended September 30, 2021)

10.1*	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2008)
10.2*	—	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2010)
10.3*
Form of 2010 Equity Incentive Plan Employee Award Agreement for Option and Restricted Stock Awards (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010)

10.4*	—
Form of 2010 Equity Incentive Plan Award Agreement for Option and Restricted Stock Awards (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010)

10.5*	—
Form of 2010 Equity Incentive Plan Award Agreement for Option and Restricted Stock Awards (Named Executive Officers) dated as of November 16, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on November 22, 2011)

10.6*	—
Form of 2010 Equity Incentive Plan Performance Cash Award Agreement (Named Executive Officers) (incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2012)

10.7*	—	2014 Long-Term Incentive Plan, as amended (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 19, 2016)
10.8*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K filed on November 13, 2014)

10.9*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for TSR Performance Share Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.22 of the Company’s Form 10-K filed on November 13, 2014)

10.10*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Pre-Tax Income Performance Share Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.23 of the Company’s Form 10-K filed on November 13, 2014)

10.11*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.24 of the Company’s Form 10-K filed on November 13, 2014)

10.12*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 4, 2016)

10.13*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.26 of the Company's Form 10-K filed on November 14, 2017)

10.14*	—
Severance and Change In Control Agreement by and between Allan P. Merrill and the Company, effective as of September 18, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 24, 2018)

10.15*	—
Severance and Change In Control Agreement by and between Robert L. Salomon and the Company, effective as of September 18, 2018 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 24, 2018)

10.16*	—
Severance and Change In Control Agreement by and between Keith L. Belknap and the Company, effective as of September 18, 2018 (incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-K filed on November 13, 2018)

10.17*	—	Severance and Change in Control Agreement, dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on November 20, 2020)
10.18*	—	Letter Agreement dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 20, 2020), as amended
10.19	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Citibank, N.A. and Citigroup Global Markets Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 18, 2010)

10.20	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 18, 2010)

10.21	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed on August 9, 2012)

10.22	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Deutsche Bank AG Cayman Islands Branch (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed on August 9, 2012)

10.23	—
Second Amended and Restated Credit Agreement, dated as of September 24, 2012, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on September 26, 2012)

10.24	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-K filed on November 13, 2014)

10.25	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.34 of the Company's 10-K filed on November 10, 2015)

10.26	—	Credit Agreement, dated March 11, 2016, by and between Beazer Homes USA, Inc. and Wilmington Trust (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 11, 2016)
10.27	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2016, by and among Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 13, 2016)

10.28	—
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 24, 2017)

10.29	—
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2018)

10.30	—
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 2, 2019)

10.31	—
Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 10, 2019)

10.32	—
Term Loan Agreement, dated as of September 9, 2019, by and among the Company, the subsidiaries of the Company as guarantors thereto, and Credit Suisse International, as lender (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on September 10, 2019)

10.33	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2017)

10.34	—
Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders and issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, acting as agent, as amended (incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-Q filed on April 4, 2020)

10.35*	—	Amended and Restated 2014 Long-Term Incentive Plan (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 20, 2019)
10.36	—
Ninth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 13, 2020)

10.37	—
Tenth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders and issuers party thereto, and Credit Suisse AG Cayman Islands Branch, acting as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 27, 2021)

10.38	—
Credit Agreement, dated as of October 13, 2022, among Beazer Homes USA, Inc., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as an issuing lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on October 13, 2022

21	—	Subsidiaries of the Company
22	—	List of Guarantor Subsidiaries
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	—	Clawback Policy

101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Represents a management contract or compensatory plan or arrangement.

(b)	Exhibits
Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

21	—	Subsidiaries of the Company
22	—	List of Guarantor Subsidiaries
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	—	Clawback Policy
101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(c)	Financial Statement Schedules
Reference is made to Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 16, 2023	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 16, 2023	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President, Chief Executive Officer and Director

Date:	November 16, 2023	By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer

Date:	November 16, 2023	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 16, 2023	By:		/s/ Lloyd E. Johnson
			Name:	Lloyd E. Johnson
Director

Date:	November 16, 2023	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 16, 2023	By:		/s/ Norma A. Provencio
			Name:	Norma A. Provencio
Director

Date:	November 16, 2023	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 16, 2023	By:		/s/ David J. Spitz
			Name:	David J. Spitz
Director

Date:	November 16, 2023	By:		/s/ C. Christian Winkle
			Name:	C. Christian Winkle
Director