Form 10-Q
period 2023-12-31
BEAZER HOMES USA INC
filed 2024-02-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of January 29, 2024: 31,544,911

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2023	September 30, 2023
ASSETS
Cash and cash equivalents	$104,226	$345,590
Restricted cash	34,098	40,699
Accounts receivable (net of allowance of $284 and $284, respectively)	65,302	45,598
Owned inventory	1,953,598	1,756,203
Deferred tax assets, net	135,581	133,949
Property and equipment, net	34,455	31,144
Operating lease right-of-use assets	16,608	17,398
Goodwill	11,376	11,376
Other assets	34,207	29,076
Total assets	$2,389,451	$2,411,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$154,635	$154,256
Operating lease liabilities	18,291	18,969
Other liabilities	120,870	156,961
Total debt (net of debt issuance costs of $5,379 and $5,759, respectively)	974,644	978,028
Total liabilities	1,268,440	1,308,214
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,532,908 issued and outstanding and 31,351,434 issued and outstanding, respectively)	32	31
Paid-in capital	861,241	864,778
Retained earnings	259,738	238,010
Total stockholders’ equity	1,121,011	1,102,819
Total liabilities and stockholders’ equity	$2,389,451	$2,411,033
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2023	2022
Total revenue	$386,818	$444,928
Home construction and land sales expenses	309,088	358,970
Inventory impairments and abandonments	—	190
Gross profit	77,730	85,768
Commissions	13,246	14,105
General and administrative expenses	41,986	40,648
Depreciation and amortization	2,233	2,513
Operating income	20,265	28,502
Loss on extinguishment of debt, net	(13)	(515)
Other income, net	2,657	576
Income from continuing operations before income taxes	22,909	28,563
Expense from income taxes	1,181	4,155
Income from continuing operations	21,728	24,408
Loss from discontinued operations, net of tax	—	(77)
Net income	$21,728	$24,331
Weighted-average number of shares:
Basic	30,595	30,219
Diluted	30,982	30,480
Basic income per share:
Continuing operations	$0.71	$0.81
Discontinued operations	—	—
Total	$0.71	$0.81
Diluted income per share:
Continuing operations	$0.70	$0.80
Discontinued operations	—	—
Total	$0.70	$0.80
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2023	31,351	$31	$864,778	$238,010	$1,102,819
Net income and comprehensive income	—	—	—	21,728	21,728
Stock-based compensation expense	—	—	1,673	—	1,673
Shares issued under employee stock plans, net	362	1	—	—	1
Forfeiture and other settlements of restricted stock	(8)	—	—	—	—
Common stock redeemed for tax liability	(172)	—	(5,210)	—	(5,210)
Balance as of December 31, 2023	31,533	$32	$861,241	$259,738	$1,121,011

	Three Months Ended December 31, 2022
	Common Stock		Paid-in Capital	Accumulated Deficit
in thousands	Shares	Amount			Total
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	24,331	24,331
Stock-based compensation expense	—	—	1,580	—	1,580
Shares issued under employee stock plans, net	672	—	—	—	—
Common stock redeemed for tax liability	(205)	—	(2,597)	—	(2,597)
Balance as of December 31, 2022	31,347	$31	$858,839	$103,730	$962,600
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2023	2022
Cash flows from operating activities:
Net income	$21,728	$24,331
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,233	2,513
Stock-based compensation expense	1,673	1,580
Inventory impairments and abandonments	—	190
Deferred and other income tax expense	1,181	4,133
(Gain) loss on disposal of fixed assets	(96)	1,292
Loss on extinguishment of debt, net	13	515
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,704)	11,024
Decrease in income tax receivable	—	9
Increase in inventory	(196,334)	(40,489)
Decrease (increase) in other assets	2,135	(2,433)
Increase (decrease) in trade accounts payable	379	(36,817)
Decrease in other liabilities	(38,791)	(52,628)
Net cash used in operating activities	(225,583)	(86,780)
Cash flows from investing activities:
Capital expenditures	(5,544)	(3,245)
Proceeds from sale of fixed assets	96	16
Purchases of investment securities	(7,329)	—
Other	—	(2)
Net cash used in investing activities	(12,777)	(3,231)
Cash flows from financing activities:
Repayment of debt	(4,280)	—
Repayment of borrowings from credit facility	(50,000)	—
Borrowings from credit facility	50,000	—
Debt issuance costs	(115)	(2,575)
Tax payments for stock-based compensation awards	(5,210)	(2,597)
Net cash used in financing activities	(9,605)	(5,172)
Net decrease in cash, cash equivalents, and restricted cash	(247,965)	(95,183)
Cash, cash equivalents, and restricted cash at beginning of period	386,289	251,828
Cash, cash equivalents, and restricted cash at end of period	$138,324	$156,645
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
Beazer Homes USA, Inc. (“we,” “us,” “our,” “Beazer,” “Beazer Homes” or the “Company”) is a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East, and Southeast.
Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate extraordinary value at an affordable price, delivered through our three strategic differentiators of Mortgage Choice, Choice Plans®, and Surprising Performance, while seeking to maximize our investment returns over the course of a housing cycle.
For an additional description of our business and strategic differentiators, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (2023 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2023 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Our fiscal year 2024 began on October 1, 2023 and ends on September 30, 2024. Our fiscal year 2023 began on October 1, 2022 and ended on September 30, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Share Repurchase Program
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during the three months ended December 31, 2023 and 2022. As of December 31, 2023, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date. Previously repurchased shares under the program have been retired.

Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream:

	Three Months Ended
	December 31,
in thousands	2023	2022
Homebuilding revenue	$380,919	$444,084
Land sales and other revenue	5,899	844
Total revenue(a)	$386,818	$444,928
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of discounts and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date.
Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Towards the end of the quarter ended December 31, 2023, we experienced a temporary increase in our accounts receivable balance due to a cybersecurity incident at one of the nation's largest title insurers. The incident, which has been widely reported and resulted in widespread delays in home closings and transfers of closing proceeds across the country, was resolved following the end of the quarter, and since that time, the title insurer has resumed normal business operations. Accordingly, as of the date hereof, all delayed home closings experienced by us as a result of the incident have now been consummated and closing proceeds have been fully collected.
Contract liabilities include customer deposits related to sold but undelivered homes and totaled $27.0 million and $27.6 million as of December 31, 2023 and September 30, 2023, respectively. Of the customer liabilities outstanding as of September 30, 2023, $11.8 million was recognized in revenue during the three months ended December 31, 2023 upon closing of the related homes.
Land sales and other revenue
Land sales revenue relates to land that does not fit within our homebuilding programs or strategic plans. Land sales typically require cash consideration on the closing date, which is generally when performance obligations are satisfied. We also provide title examinations for our homebuyers in certain markets. Revenues associated with our title operations are recognized when closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed.
Recent Accounting Pronouncements
Segment Reporting. In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 will be effective for our fiscal year ending September 30, 2025 and for our interim periods starting in our first quarter of fiscal 2026. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for our fiscal year ending September 30, 2026. Early adoption is permitted and the amendments in this update should be applied on a prospective basis. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on our consolidated financial statements and disclosures.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2023	2022
Supplemental disclosure of cash activity:
Interest payments	$25,261	$24,524
Income tax payments	$380	$—
Tax refunds received	$—	$59
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$104,226	$120,746
Restricted cash	34,098	35,899
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$138,324	$156,645

(4) Owned Inventory
The components of our owned inventory are as follows as of December 31, 2023 and September 30, 2023:

in thousands	As of December 31, 2023	As of September 30, 2023
Homes under construction	$766,090	$644,363
Land under development	940,022	870,740
Land held for future development	19,879	19,879
Land held for sale	17,461	18,579
Capitalized interest	119,596	112,580
Model homes	90,550	90,062
Total owned inventory	$1,953,598	$1,756,203
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of December 31, 2023, we had 2,495 homes under construction, including 982 spec homes totaling $292.4 million (789 in-process spec homes totaling $211.7 million, and 193 finished spec homes totaling $80.7 million). As of September 30, 2023, we had 2,163 homes under construction, including 779 spec homes totaling $218.0 million (645 in-process spec homes totaling $162.0 million, and 134 finished spec units totaling $56.0 million). The increase in spec homes reflects the impact of community count growth and our decision to start more spec units given the declining mortgage interest rates and improving sales environment.
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
Land held for sale includes land and lots that do not fit within our homebuilding programs and strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the consolidated financial statements within our 2023 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell (net realizable value).
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and land under development but excludes land held for future development and land held for sale (see Note 5 for additional information on capitalized interest).

Total owned inventory by reportable segment is presented in the table below as of December 31, 2023 and September 30, 2023:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2023
West	$1,031,135	$3,483	$13,303	$1,047,921
East	371,485	10,888	3,482	385,855
Southeast	320,127	5,508	676	326,311
Corporate and unallocated(b)	193,511	—	—	193,511
Total	$1,916,258	$19,879	$17,461	$1,953,598
September 30, 2023
West	$914,908	$3,483	$14,702	$933,093
East	325,395	10,888	3,201	339,484
Southeast	297,142	5,508	676	303,326
Corporate and unallocated(b)	180,300	—	—	180,300
Total	$1,717,745	$19,879	$18,579	$1,756,203
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
Inventory assets are assessed for recoverability periodically in accordance with the policies described in Notes 2 and 4 to the consolidated financial statements within our 2023 Annual Report.
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended December 31,
in thousands	2023	2022
Abandonments:
West	$—	$36
East	—	154
Total abandonments charges	$—	$190
Total impairment and abandonment charges	$—	$190
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
No project in progress impairments were recognized during the three months ended December 31, 2023 and 2022.

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
No land held for sale impairments were recognized during the three months ended December 31, 2023 and 2022.
Abandonments
From time to time, we may determine to abandon lots or not exercise certain option agreements that are not projected to produce adequate results or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the non-refundable deposit amount and any related capitalized costs in the period such decision is made.
We recognized no abandonment charges during the three months ended December 31, 2023. We recognized $0.2 million abandonment charges during the three months ended December 31, 2022. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
Lot Option Agreements
In addition to purchasing land directly, we utilize lot option agreements that enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option agreements require a non-refundable cash deposit or issuance of an irrevocable letter of credit or surety bond based on a percentage of the purchase price of the land for the right to acquire lots during a specified period at a specified price. Purchase of the properties under these agreements is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option agreements, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred. If the Company cancels a lot option agreement, the cancellation would result in a write-off of the related deposits and pre-acquisition costs, but would not expose the Company to the overall risks or losses of the applicable entity we are purchasing from. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option agreements. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023	As of September 30, 2023
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$166,394	$165,371
Remaining purchase price if lot option agreements are exercised	$924,764	$949,447
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheets.

(5) Interest
Interest capitalized during the three months ended December 31, 2023 and 2022 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2023	2022
Capitalized interest in inventory, beginning of period	$112,580	$109,088
Interest incurred	18,206	17,830
Capitalized interest amortized to home construction and land sales expenses(a)	(11,190)	(13,775)
Capitalized interest in inventory, end of period	$119,596	$113,143
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of December 31, 2023 and September 30, 2023:

in thousands	Maturity Date	December 31, 2023	September 30, 2023
6.750% Senior Notes (2025 Notes)	March 2025	$197,915	$202,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
Unamortized debt issuance costs		(5,379)	(5,759)
Total Senior Notes, net		899,791	903,691
Junior Subordinated Notes (net of unamortized accretion of $25,920 and $26,436, respectively)	July 2036	74,853	74,337
Senior Unsecured Revolving Credit Facility	October 2026	—	—
Total debt, net		$974,644	$978,028
Senior Unsecured Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility (Unsecured Facility) provides working capital and letter of credit borrowing capacity. On October 12, 2023, the Company increased its available borrowing capacity under the Unsecured Facility from $265.0 million to $300.0 million. The $300.0 million capacity includes a letter of credit facility of up to $100.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $100.0 million for a maximum of $400.0 million. The Unsecured Facility terminates on October 13, 2026 (Termination Date), and the Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.
Obligations of the Company under the Unsecured Facility are jointly and severally guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, excluding, among others, certain specified unrestricted subsidiaries. For additional discussion of the Unsecured Facility, refer to Note 7 to the consolidated financial statements within our 2023 Annual Report.
As of December 31, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $300.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of December 31, 2023, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of December 31, 2023 and September 30, 2023, the Company had letters of credit outstanding under these additional facilities of $36.7 million and $31.2 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

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
All unsecured Senior Notes rank equally in right of payment with all existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness, and effectively subordinated to the Company's future secured indebtedness, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes but are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly owned subsidiaries party to each applicable indenture.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of December 31, 2023.
During the three months ended December 31, 2023, we repurchased $4.3 million of our outstanding 2025 Notes using cash on hand, resulting in a net loss on extinguishment of debt of less than $0.1 million and bringing the outstanding balance on our 2025 Notes to $197.9 million.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of December 31, 2023. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 8.10% as of December 31, 2023. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2023, the unamortized accretion was $25.9 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month LIBOR (on and prior to June 30, 2023) plus 2.45% per annum, or three-month SOFR (on and after July 1, 2023) plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of December 31, 2023, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the three months ended December 31, 2023 and 2022, operating lease expense and cash payments on lease liabilities were as follows:

	Three Months Ended December 31,
in thousands	2023	2022
Operating lease expense	$1,081	$1,001
Cash payments on lease liabilities	$973	$1,141
At December 31, 2023 and 2022, the weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term	6.9 years	4.3 years
Weighted-average discount rate	6.03%	4.41%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2023:

Fiscal Years Ending September 30,
in thousands
2024(a)	$3,156
2025	4,004
2026	3,393
2027	2,467
2028	2,212
Thereafter	7,967
Total lease payments(b)	23,199
Less: imputed interest	4,908
Total operating lease liabilities	$18,291
(a) Remaining lease payments are for the period beginning January 1, 2024 through September 30, 2024.
(b) Lease payments exclude $3.5 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related ROU asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of December 31, 2023.
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
Warranty reserves are included in other liabilities within the condensed consolidated balance sheets, and the provision for warranty accruals is included in home construction expenses in the condensed consolidated statements of operations. Reserves covering anticipated warranty expenses are recorded for each home closed, which are a function of the number of home closings in the period, the selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. Management assesses the adequacy of warranty reserves each reporting period based on historical experience and the expected costs to remediate potential claims. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market-specific factors such as warranty experience, the number of home closings, the selling prices of homes, product mix, and other data in estimating warranty reserves. In addition, the analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in historical data and trends that may need to be separately estimated based on management's judgment of the ultimate cost of repair for that specific issue. While estimated warranty liabilities are adjusted each reporting period based on the results of our quarterly analyses, we may not accurately predict actual warranty costs, which could lead to significant changes in the reserve.

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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2023	2022
Balance at beginning of period	$13,046	$13,926
Warranty provision	1,904	1,603
Warranty expenditures	(2,602)	(2,370)
Balance at end of period	$12,348	$13,159
Insurance Recoveries
The Company has insurance policies that provide for the reimbursement of certain warranty costs incurred above specified thresholds for each period covered. Amounts recorded for anticipated insurance recoveries are reflected within the condensed consolidated statements of operations as a reduction of home construction expenses, if applicable. Amounts not yet received from our insurer are recorded on a gross basis, without any reduction for the associated warranty expense, within accounts receivable on our condensed consolidated balance sheets, if applicable.
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
We have an accrual of $9.0 million and $9.4 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of December 31, 2023 and September 30, 2023, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $36.7 million and $259.5 million, respectively, as of December 31, 2023, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of December 31, 2023
Deferred compensation plan assets(a)	$7,278	$—	$—	$7,278
As of September 30, 2023
Deferred compensation plan assets(a)	$6,495	$—	$—	$6,495
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
The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$9,174	$9,185	$1,951	$1,986
Total financial assets	$9,174	$9,185	$1,951	$1,986
Financial liabilities(b)
Senior Notes(c)	$899,791	$901,776	$903,691	$858,528
Junior Subordinated Notes(d)	74,853	74,853	74,337	74,337
Total financial liabilities	$974,644	$976,629	$978,028	$932,865
(a) Certificates of deposit held for investment with an original maturity greater than three months are carried at original cost plus accrued interest and reported as other assets on the condensed consolidated balance sheets. The type of certificates of deposit that the Company invests in are not considered debt securities under ASC Topic 320, Investments - Debt Securities. The estimated fair value of our certificates of deposit has been determined using quoted market rates (Level 2).
(b) Carrying amounts for financial liabilities are net of unamortized debt issuance costs or accretion.
(c) The estimated fair value of our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
(d) Since there is no trading market for our Junior Subordinated Notes, the fair value of these notes is estimated by discounting scheduled cash flows through maturity (Level 3). The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax expense from continuing operations of $1.2 million for the three months ended December 31, 2023, compared to $4.2 million for the three months ended December 31, 2022. Income tax expense for the three months ended December 31, 2023 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during the current year and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period. Income tax expense for the three months ended December 31, 2022 was primarily driven by income tax expense on earnings from continuing operations, permanent differences, and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2023, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2023, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2023 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. Following is a summary of stock-based compensation expense related to stock options and restricted stock awards for the three months ended December 31, 2023 and 2022.

	Three Months Ended
	December 31,
in thousands	2023	2022
Stock-based compensation expense	$1,673	$1,580
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2023:

	Three Months Ended
	December 31, 2023
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,575	$9.61
Outstanding at end of period	13,575	9.61
Exercisable at end of period	13,475	$9.48
As of December 31, 2023 and September 30, 2023, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options, respectively.
Restricted Stock Awards
During the three months ended December 31, 2023, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the three months ended December 31, 2023:

	Three Months Ended December 31, 2023
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	348,223	593,834	942,057
Granted (a)	180,144	180,594	360,738
Vested	(210,176)	(318,899)	(529,075)
Forfeited	—	(8,248)	(8,248)
End of period	318,191	447,281	765,472
(a) Each of our performance shares represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Compensation Committee. In November 2023, we issued 108,108 shares earned above target level based on the performance level achieved under the fiscal 2021 performance-based award plan.
As of December 31, 2023 and September 30, 2023, total unrecognized compensation costs related to unvested restricted stock awards were $12.0 million and $6.9 million, respectively. The costs remaining as of December 31, 2023 are expected to be recognized over a weighted average period of 2.13 years.

(12) Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended December 31,
in thousands (except per share data)	2023	2022
Numerator:
Income from continuing operations	$21,728	$24,408
Loss from discontinued operations, net of tax	—	(77)
Net income	$21,728	$24,331

Denominator:
Basic weighted-average shares	30,595	30,219
Dilutive effect of restricted stock awards	379	257
Dilutive effect of stock options	8	4
Diluted weighted-average shares(a)	30,982	30,480

Basic income per share:
Continuing operations	$0.71	$0.81
Discontinued operations	—	—
Total	$0.71	$0.81

Diluted income per share:
Continuing operations	$0.70	$0.80
Discontinued operations	—	—
Total	$0.70	$0.80
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended December 31,
in thousands	2023	2022
Stock options	—	13
Time-based restricted stock	68	147
(13) Other Liabilities
Other liabilities include the following as of December 31, 2023 and September 30, 2023:

in thousands	As of December 31, 2023	As of September 30, 2023
Accrued compensations and benefits	24,133	$50,242
Customer deposits	27,018	27,577
Accrued interest	15,016	23,132
Warranty reserves	12,348	13,046
Litigation accruals	8,973	9,404
Income tax liabilities	2,705	272
Other	30,677	33,288
Total	$120,870	$156,961

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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, land sales expense, title operations expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2023 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2023	2022
Revenue
West	$237,093	$274,815
East	74,777	86,190
Southeast	74,948	83,923
Total revenue	$386,818	$444,928

	Three Months Ended
	December 31,
in thousands	2023	2022
Operating income
West	$28,339	$37,357
East	6,356	9,262
Southeast	9,140	10,679
Segment total	43,835	57,298
Corporate and unallocated(a)	(23,570)	(28,796)
Total operating income	$20,265	$28,502
(a) Includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, when applicable, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments.

	Three Months Ended
	December 31,
in thousands	2023	2022
Depreciation and amortization
West	$1,311	$1,605
East	209	273
Southeast	320	330
Segment total	1,840	2,208
Corporate and unallocated(a)	393	305
Total depreciation and amortization	$2,233	$2,513
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2023	2022
Capital expenditures
West	$3,600	$1,510
East	369	533
Southeast	185	717
Corporate and unallocated	1,390	485
Total capital expenditures	$5,544	$3,245
The following table presents assets by segment as of December 31, 2023 and September 30, 2023:

in thousands	As of December 31, 2023	As of September 30, 2023
Assets
West	$1,124,278	$994,597
East	409,775	356,020
Southeast	342,053	320,430
Corporate and unallocated(a)	513,345	739,986
Total assets	$2,389,451	$2,411,033
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
As we progressed through the first quarter of fiscal 2024, demand increased as 30-year mortgage rates declined after peaking in October. This led to a sales pace of 2.0 orders per community per month for the quarter, which is within the historical normal range for the first fiscal quarter. Additionally, we delivered net new orders that exceeded our expectations.
Despite the decline in mortgage rates, home affordability remains a concern and a central risk to our industry's outcomes. Thus, we continue to adjust prices and features to align with the current market, including offering incentives. Additionally, the three strategic differentiators of our value proposition explicitly address affordability as follows: (1) our Mortgage Choice platform identifies qualified lenders and encourages multiple lenders to compete for our customer's business with the most competitive interest rates, fees, and service levels; (2) our Choice Plans® allow customers to select from a list of structural options that meets their lifestyle at no additional cost; and (3) our homes are designed to deliver Surprising Performance as they are all built to meet or exceed the latest ENERGY STAR® standards and reduce home energy costs.
As we approach the spring selling season, we are encouraged by the improved market conditions with mortgage rates declining, consumer confidence increasing, and continued low resale inventory. It is difficult to predict the long-term direction of mortgage rates, consumer confidence and the overall economy, and the corresponding impact on demand for our homes. While we expect uncertainty in near-term market conditions to persist, we remain confident that the long-term housing market outlook remains positive, supported by a demographic shift towards homeownership and a multimillion unit housing deficit that has accumulated over the past decade. Further, as supply chain conditions have continued to normalize in recent quarters, our construction cycle times have decreased, and backlog conversion rates have improved.
For the remainder of fiscal 2024, we plan to continue to position our business for longer-term growth, while focusing on the appropriate balance between pursuing growth opportunities, controlling risk, and maintaining a strong liquidity position. Our long-term strategic business objectives include increasing active communities to more than 200 by the end of fiscal 2026, reducing our net debt to net capitalization ratio to below 30% by the end of fiscal 2026, and reaching our target of 100% of home starts as Zero Energy Ready by the end of the calendar year 2025.
Overview of Results for Our Fiscal First Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended December 31, 2023 and a comparison to the quarter ended December 31, 2022:
•During the quarter ended December 31, 2023, sales per community per month was 2.0 compared to 1.3 in the prior year quarter, and our net new orders were 823, up 70.7% from 482 in the prior year quarter. Cancellation rate for the quarter ended December 31, 2023 was 19.0% compared to 37.1% a year ago. In the prior year quarter, we experienced high cancellation rates and low sales pace due to sharp increases in mortgage rates at that time. Since then, our sales pace, net new orders and cancellation rates have improved significantly and returned to levels within our normal historical first quarter ranges as homebuyers have adapted to the higher rates environment. The sales pace of 2.0 orders per community per month during the fiscal first quarter reflected typical seasonality and benefited from the recent mortgage rates decline after peaking in October. The improvement in demand as mortgage rates declined speaks to the pent-up demand for homeownership.
•During the quarter ended December 31, 2023, our average active community count of 137 was up 13.5% from 121 in the prior year quarter. We plan to continue to grow community counts by increasing investments in new communities strategically in order to meet our goal of reaching more than 200 active communities by the end of 2026. We invested $198.7 million and $114.7 million in land acquisition and land development during the quarters ended December 31, 2023 and 2022, respectively.
•As of December 31, 2023, our land position included 26,374 controlled lots, up 6.6% from 24,735 as of December 31, 2022. Excluding land held for future development and land held for sale lots, we controlled 25,716 active lots, up 7.3% from the prior year. As of December 31, 2023, we had 13,648 lots, or 53.1% of our total active lots, under option agreements as compared to 13,035 lots, or 54.4% of our total active lots, under option agreements as of December 31, 2022.

•Our Average Selling Price (ASP) for homes closed during the quarter ended December 31, 2023 was $512.7 thousand, down 3.8% from $533.1 thousand in the prior year quarter. Our closing ASP was down from the prior year quarter as anticipated, reflecting a combination of the challenging sales environment at the time the closed homes were sold, as well as our efforts to improve new home affordability by altering our product strategy in certain markets through reduction of homes sizes and/or features included in our base price. Meanwhile, our backlog ASP has remained relatively stable at $520.3 thousand, $518.0 thousand, and $520.8 thousand for the fiscal quarters ended June 30, 2023, September 30, 2023 and December 31, 2023, respectively, with a slight sequential increase in the current fiscal quarter, indicating improved market conditions.
•Homebuilding gross margin for the quarter ended December 31, 2023 was 19.9%, up from 19.2% in the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended December 31, 2023, was 22.9%, up from 22.3% in the prior year quarter. The increase in homebuilding gross margin compared to the prior year quarter was primarily attributed to a decrease in build costs, partially offset by an increase in price concessions and closing cost incentives.
•SG&A for the quarter ended December 31, 2023 was 14.3% of total revenue, up from 12.3% in the prior year quarter. The increase in SG&A as a percentage of total revenue was primarily due to lower revenues for the quarter ended December 31, 2023 compared to the prior year quarter. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three months ended December 31, 2023 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2023	2022
Revenue:
Homebuilding	$380,919	$444,084
Land sales and other	5,899	844
Total	$386,818	$444,928
Gross profit:
Homebuilding	$75,943	$85,114
Land sales and other	1,787	654
Total	$77,730	$85,768
Gross margin:
Homebuilding(a)	19.9%	19.2%
Land sales and other(b)	30.3%	77.5%
Total	20.1%	19.3%
Commissions	$13,246	$14,105
General and administrative expenses (G&A)	$41,986	$40,648
SG&A (commissions plus G&A) as a percentage of total revenue	14.3%	12.3%
G&A as a percentage of total revenue	10.9%	9.1%
Depreciation and amortization	$2,233	$2,513
Operating income	$20,265	$28,502
Operating income as a percentage of total revenue	5.2%	6.4%
Effective tax rate(c)	5.2%	14.5%
Inventory impairments and abandonments	$—	$190
Loss on extinguishment of debt, net	$(13)	$(515)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 22.9% and 22.3% for the three months ended December 31, 2023 and 2022, respectively. Please see "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by income from continuing operations. Our income tax expenses are not always directly correlated to the amount of pre-tax income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Our tax credits are predominantly due to the energy efficiency of our homes and, historically, were valued at $2,000 per single family home. The Inflation Reduction Act increased these credits to $2,500 or $5,000 per single family home meeting Energy Star or Zero Energy Ready qualifications, respectively. As we work towards our goal of building 100% Zero Energy Ready homes, we expect our energy efficiency tax credits to shift increasingly towards $5,000 per single family home in the current and future years.

EBITDA: Reconciliation of Net Income to Adjusted EBITDA
Reconciliation of Adjusted EBITDA (a non-GAAP financial measure) to total company net income, the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing core operating results and underlying business trends by eliminating many of the differences in companies' respective capitalization, tax position, level of impairments, and other non-recurring items. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31,(a)
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
Net income	$21,728	$24,331	$(2,603)	$156,008	$210,150	$(54,142)
Expense from income taxes	1,181	4,133	(2,952)	20,984	50,940	(29,956)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	11,190	13,775	(2,585)	65,904	71,053	(5,149)
EBIT	34,099	42,239	(8,140)	242,896	332,143	(89,247)
Depreciation and amortization	2,233	2,513	(280)	11,918	12,992	(1,074)
EBITDA	36,332	44,752	(8,420)	254,814	345,135	(90,321)
Stock-based compensation expense	1,673	1,580	93	7,368	7,950	(582)
Loss on extinguishment of debt	13	515	(502)	44	206	(162)
Inventory impairments and abandonments(b)	—	190	(190)	451	2,714	(2,263)
Severance expenses	—	111	(111)	224	111	113
Adjusted EBITDA	$38,018	$47,148	$(9,130)	$262,901	$356,116	$(93,215)
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

in thousands	As of December 31, 2023	As of December 31, 2022
Total debt	$974,644	$984,330
Stockholders' equity	1,121,011	962,600
Total capitalization	$2,095,655	$1,946,930
Total debt to total capitalization ratio	46.5%	50.6%

Total debt	$974,644	$984,330
Less: cash and cash equivalents	104,226	120,746
Net debt	870,418	863,584
Stockholders' equity	1,121,011	962,600
Net capitalization	$1,991,429	$1,826,184
Net debt to net capitalization ratio	43.7%	47.3%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2023	2022	23 vs 22	2023	2022
West	533	248	114.9%	19.8%	43.6%
East	172	120	43.3%	16.5%	24.5%
Southeast	118	114	3.5%	18.6%	31.7%
Total	823	482	70.7%	19.0%	37.1%
Net new orders for the quarter ended December 31, 2023 increased to 823, up 70.7% from the quarter ended December 31, 2022. The increase in net new orders compared to the prior year quarter was driven by a 50.4% increase in sales pace from 1.3 orders per community per month in the prior year quarter to 2.0, a 13.5% increase in average active community count from 121 in the prior year quarter to 137, and a decrease in cancellation rates from 37.1% to 19.0%. During the prior year quarter, we experienced high cancellation rates and a significant decline in sales pace due to the sharp increases in mortgage interest rates as well as other unfavorable macro-economic conditions at that time. In the current fiscal quarter, mortgage interest rates peaked in October, then declined throughout November and December. Benefiting from the mortgage interest rates decline, we experienced sequential sales pace increases with monthly sales paces of 1.7, 1.8 and 2.6 orders per community per month for the months of October, November and December, respectively.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022	23 vs 22
Backlog Units:
West	1,112	995	11.8%
East	359	375	(4.3)%
Southeast	320	370	(13.5)%
Total	1,791	1,740	2.9%
Aggregate dollar value of homes in backlog (in millions)	$932.8	$940.9	(0.9)%
ASP in backlog (in thousands)	$520.8	$540.8	(3.7)%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of December 31, 2023 decreased 0.9% compared to December 31, 2022 due to a 3.7% decrease in the ASP of homes in backlog, partially offset by a 2.9% increase in backlog units. The increase in backlog units compared to the prior year quarter is primarily due to the increase in new net orders discussed above, partially offset by beginning the fiscal year with fewer backlog units.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$234,409	$274,322	(14.5)%	$516.3	$537.9	(4.0)%	454	510	(11.0)%
East	71,753	86,031	(16.6)%	527.6	555.0	(4.9)%	136	155	(12.3)%
Southeast	74,757	83,731	(10.7)%	488.6	498.4	(2.0)%	153	168	(8.9)%
Total	$380,919	$444,084	(14.2)%	$512.7	$533.1	(3.8)%	743	833	(10.8)%
Three Months Ended December 31, 2023 as compared to 2022
West Segment: Homebuilding revenue decreased by 14.5% for the three months ended December 31, 2023 compared to the prior year quarter due to a 11.0% decrease in closings as well as a 4.0% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate as a result of improved construction cycle times compared to the prior year quarter.
East Segment: Homebuilding revenue decreased by 16.6% for the three months ended December 31, 2023 compared to the prior year quarter due to a 12.3% decrease in closings as well as a 4.9% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate as a result of improved construction cycle times compared to the prior year quarter.
Southeast Segment: Homebuilding revenue decreased by 10.7% for the three months ended December 31, 2023 compared to the prior year quarter due to a 8.9% decrease in closings as well as a 2.0% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate as a result of improved construction cycle times compared to the prior year quarter.
In addition, the decreases in closings and revenues across all three reportable segments were also impacted by a cybersecurity incident at one of the nation's largest title insurers. The incident, which has been widely reported and resulted in widespread delays in home closings and transfers of closing proceeds across the country, was resolved following the end of the quarter, and since that time, the title insurer has resumed normal business operations. Accordingly, as of the date hereof, all delayed home closings experienced by us as a result of the incident have now been consummated and closing proceeds have been fully collected.

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

	Three Months Ended December 31, 2023
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$50,800	21.7%	$—	$50,800	21.7%	$—	$50,800	21.7%
East	12,723	17.7%	—	12,723	17.7%	—	12,723	17.7%
Southeast	16,738	22.4%	—	16,738	22.4%	—	16,738	22.4%
Corporate & unallocated(a)	(4,318)		—	(4,318)		11,190	6,872
Total homebuilding	$75,943	19.9%	$—	$75,943	19.9%	$11,190	$87,133	22.9%

	Three Months Ended December 31, 2022
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$59,362	21.6%	$36	$59,398	21.7%	$—	$59,398	21.7%
East	16,521	19.2%	154	16,675	19.4%	—	16,675	19.4%
Southeast	18,501	22.1%	—	18,501	22.1%	—	18,501	22.1%
Corporate & unallocated(a)	(9,270)		—	(9,270)		13,775	4,505
Total homebuilding	$85,114	19.2%	$190	$85,304	19.2%	$13,775	$99,079	22.3%

(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.
Three Months Ended December 31, 2023 as compared to 2022
Our homebuilding gross profit decreased by $9.2 million to $75.9 million for the three months ended December 31, 2023, compared to $85.1 million in the prior year quarter. The decrease in homebuilding gross profit was primarily due to a decrease in homebuilding revenue of $63.2 million, partially offset by an increase in gross margin of 70 basis points to 19.9%. As shown in the tables above, the comparability of our gross profit and gross margin was slightly impacted by impairment and abandonment charges, which decreased by $0.2 million, and interest amortized to homebuilding cost of sales, which decreased by $2.6 million period-over-period (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $11.9 million compared to the prior year quarter, while homebuilding gross margin increased by 60 basis points to 22.9%. The quarter-over-quarter increase in gross margin for the three months ended December 31, 2023 was primarily due to a decrease in build costs, lower amortization of capitalized indirect costs due to lower closings, partially offset by an increase in price concessions and closing cost incentives. Across our markets, homebuyers are using closing cost incentives largely in the form of mortgage interest rate buydowns given the elevated interest rate environment.

West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $8.6 million primarily due to a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, remained consistent at 21.7% with the prior year quarter, primarily driven by a decrease in build costs, offset by an increase in price concessions and closing cost incentives.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $3.8 million due to lower gross margin as well as a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 17.7%, down from 19.4% in the prior year quarter, primarily driven by an increase in price concessions and closing cost incentives, partially offset by changes in product and community mix.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $1.8 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.4%, up from 22.1% in the prior year quarter, primarily driven by a decrease in build costs, partially offset by an increase in price concessions and closing cost incentives, as well as changes in product and community mix.
Measures of homebuilding gross profit and gross margin after excluding inventory impairments and abandonments, interest amortized to cost of sales, and other non-recurring items are non-GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended December 31, 2023, our homebuilding gross margin was 20.1%. Excluding interest amortized to cost of sales and inventory impairments and abandonments, our homebuilding gross margin for the trailing 12-month period ended December 31, 2023 was 21.7%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 71 homes and 1.7% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(4.1)%
Impact of interest amortized to COS related to these communities	2.8%
Pre-impairment turn gross margin, excluding interest amortization	(1.3)%
Impact of impairment turns	23.0%
Gross margin (post impairment turns), excluding interest amortization	21.7%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2023	2022	23 vs 22	2023	2022	23 vs 22
West	$2,684	$493	$2,191	$612	$382	$230
East	3,024	159	2,865	1,055	123	932
Southeast	191	192	(1)	120	149	(29)
Total	$5,899	$844	$5,055	$1,787	$654	$1,133

For the three months ended December 31, 2023, land sales and other revenue increased by $5.1 million to $5.9 million, and land sales and other gross profit increased by $1.1 million to $1.8 million compared to the prior year quarter. Period-over-period fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit is primarily impacted by the profitability of individual land and lot sale transactions. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended December 31,
in thousands	2023	2022	23 vs 22
West	$28,339	$37,357	$(9,018)
East	6,356	9,262	(2,906)
Southeast	9,140	10,679	(1,539)
Corporate and unallocated(a)	(23,570)	(28,796)	5,226
Operating income	$20,265	$28,502	$(8,237)
(a) Includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, when applicable, expenses related to numerous shared services functions that benefit all segments but are not allocated to the operating segments reported above, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments.
Our operating income decreased by $8.2 million to $20.3 million for the three months ended December 31, 2023, compared to operating income of $28.5 million for the three months ended December 31, 2022. This decrease was primarily due to the previously discussed decrease in gross profit and higher sales and marketing costs, partially offset by lower commissions expense on lower revenue and lower other G&A expenses during the period. SG&A as a percentage of total revenue increased by 200 basis points quarter-over-quarter, from 12.3% to 14.3%, primarily due to the decrease of homebuilding revenues.
Three Months Ended December 31, 2023 as compared to 2022
West Segment: The $9.0 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs and other G&A expenses, partially offset by lower commissions expense on lower revenue in the segment.
East Segment: The $2.9 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower other G&A expenses in the segment.
Southeast Segment: The $1.5 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, partially offset by lower commissions expense on lower revenue, as well as lower sales and marketing costs and other G&A expenses in the segment.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2023, corporate and unallocated net expenses decreased by $5.2 million from the prior year quarter primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales on lower closings and homebuilding revenue.
Below operating income, we had two noteworthy quarter-over-quarter fluctuations for the three months ended December 31, 2023 compared to the prior period. Specifically, (1) we experienced an increase in other income, net, primarily attributable to a quarter-over-quarter increase in interest income due to higher interest rates on operating cash bank accounts, and (2) we recorded a loss on extinguishment of debt of $13 thousand during the current quarter as compared to $0.5 million in the prior year quarter. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of debt.
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

We recognized income tax expense from continuing operations of $1.2 million for the three months ended December 31, 2023, compared to $4.2 million for the three months ended December 31, 2022. Income tax expense for the three months ended December 31, 2023 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during the current year and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period. Income tax expense for the three months ended December 31, 2022 was primarily driven by income tax expense on earnings from continuing operations, permanent differences, and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2023	2022
Net cash used in operating activities	$(225,583)	$(86,780)
Net cash used in investing activities	(12,777)	(3,231)
Net cash used in financing activities	(9,605)	(5,172)
Net decrease in cash, cash equivalents, and restricted cash	$(247,965)	$(95,183)
Operating Activities
Net cash used in operating activities was $225.6 million for the three months ended December 31, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $196.3 million resulting from land acquisition, land development and house construction spending, and a net increase in non-inventory working capital balances of $56.0 million. This was partially offset by cash inflows from income before income taxes of $22.9 million, which included $3.8 million of non-cash charges.
Net cash used in operating activities was $86.8 million for the three months ended December 31, 2022, primarily driven by an increase in inventory of $40.5 million resulting from land acquisition, land development and house construction spending, and a net decrease in non-inventory working capital balances of $80.8 million. This was partially offset by cash inflows from income before income taxes of $28.5 million, which included $6.0 million of non-cash charges.
Investing Activities
Net cash used in investing activities was $12.8 million for the three months ended December 31, 2023, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.
Net cash used in investing activities for the three months ended December 31, 2022 was $3.2 million, primarily driven by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash used in financing activities was $9.6 million for the three months ended December 31, 2023, primarily driven by the repurchase of a portion of our 2025 Notes, debt issuance costs related to expanding the borrowing capacity of our Unsecured Facility (see Note 6), and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities for the three months ended December 31, 2022 was $5.2 million primarily driven by debt issuance costs from entering into our Unsecured Facility, and tax payments for stock-based compensation awards vesting.

Financial Position
As of December 31, 2023, our liquidity position consisted of $104.2 million in cash and cash equivalents and $300.0 million of remaining capacity under the Unsecured Facility, compared to $120.7 million in cash and cash equivalents and $265.0 million of remaining capacity under the Unsecured Facility as of December 31, 2022. Meanwhile, we invested $198.7 million and $114.7 million in land acquisition and land development during quarters ended December 31, 2023 and December 31, 2022, respectively.
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
At times, we may also engage in capital markets, bank loans, project debt or other financial transactions, including the repurchase of debt or potential new issuances of debt or equity securities to support our business needs. The amounts involved in these transactions, if any, may be material. In addition, as necessary or desirable, we may adjust or amend the terms of and/or expand the capacity of the Unsecured Facility, or enter into additional letter of credit facilities, or other similar facility arrangements, in each case with the same or other financial institutions, or allow any such facilities to mature or expire.
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $300.0 million. As of December 31, 2023, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $300.0 million.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $36.7 million of outstanding letters of credit under these facilities.
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
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during the three months ended December 31, 2023 or 2022. As of December 31, 2023, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date. Previously repurchased shares under the program have been retired.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2023 or 2022.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of December 31, 2023, we controlled 26,374 lots, which includes 272 lots of land held for future development and 386 lots of land held for sale. Of the 25,716 active lots, we controlled 13,648 of these lots, or 53.1%, through option agreements, as compared to 13,035 active lots controlled, or 54.4% of our total active lots, through option agreements as of December 31, 2022. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $166.4 million as of December 31, 2023. The total remaining purchase price, net of cash deposits, committed under all options was $924.8 million as of December 31, 2023. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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

Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $36.7 million and $259.5 million, respectively, as of December 31, 2023, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2023 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2023 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
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
•financial institution disruptions, such as the bank failures that occurred in 2023;
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
•decreased revenues;
•decreased land values underlying land option agreements;
•increased land development costs in communities under development or delays or difficulties in implementing initiatives to reduce our cycle times and production and overhead cost structures;
•not being able to pass on cost increases (including cost increases due to increasing the energy efficiency of our homes) through pricing increases;
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
•the impact of information technology failures, cybersecurity issues or data security breaches, including cybersecurity incidents impacting third-party service providers that we depend on to conduct our business;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2023, we had variable rate debt outstanding totaling approximately $74.9 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2023 was $901.8 million, compared to a carrying amount of $899.8 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $901.8 million to $933.0 million as of December 31, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 at a reasonable assurance level.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits

10.1	Commitment Increase Activation Notice, dated October 12, 2023, by and among Beazer Homes USA, Inc., Flagstar Bank, N.A. and JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender

10.2
Commitment Increase Activation Notice and New Lender Supplement, dated October 12, 2023, by and among Beazer Homes USA, Inc., Texas Capital Bank and JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender

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

Date:	February 1, 2024	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer