Form 10-Q
period 2024-03-31
BEAZER HOMES USA INC
filed 2024-05-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 26, 2024: 31,547,284

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2024	September 30, 2023
ASSETS
Cash and cash equivalents	$132,867	$345,590
Restricted cash	32,527	40,699
Accounts receivable (net of allowance of $284 and $284, respectively)	54,226	45,598
Income tax receivable	246	—
Owned inventory	2,057,461	1,756,203
Deferred tax assets, net	132,521	133,949
Property and equipment, net	36,839	31,144
Operating lease right-of-use assets	15,867	17,398
Goodwill	11,376	11,376
Other assets	41,480	29,076
Total assets	$2,515,410	$2,411,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$168,669	$154,256
Operating lease liabilities	17,543	18,969
Other liabilities	144,310	156,961
Total debt (net of debt issuance costs of $9,314 and $5,759, respectively)	1,023,311	978,028
Total liabilities	1,353,833	1,308,214
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,547,284 issued and outstanding and 31,351,434 issued and outstanding, respectively)	32	31
Paid-in capital	862,636	864,778
Retained earnings	298,909	238,010
Total stockholders’ equity	1,161,577	1,102,819
Total liabilities and stockholders’ equity	$2,515,410	$2,411,033
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2024	2023	2024	2023
Total revenue	$541,540	$543,908	$928,358	$988,836
Home construction and land sales expenses	439,687	440,901	748,775	799,871
Inventory impairments and abandonments	—	111	—	301
Gross profit	101,853	102,896	179,583	188,664
Commissions	18,285	18,305	31,531	32,410
General and administrative expenses	44,004	42,779	85,990	83,427
Depreciation and amortization	3,573	3,020	5,806	5,533
Operating income	35,991	38,792	56,256	67,294
Loss on extinguishment of debt, net	(424)	—	(437)	(515)
Other income, net	10,343	1,007	13,000	1,583
Income from continuing operations before income taxes	45,910	39,799	68,819	68,362
Expense from income taxes	6,739	5,092	7,920	9,247
Income from continuing operations	39,171	34,707	60,899	59,115
Loss from discontinued operations, net of tax	—	—	—	(77)
Net income	$39,171	$34,707	$60,899	$59,038
Weighted-average number of shares:
Basic	30,769	30,394	30,681	30,464
Diluted	31,133	30,610	31,064	30,702
Basic income per share:
Continuing operations	$1.27	$1.14	$1.98	$1.94
Discontinued operations	—	—	—	—
Total	$1.27	$1.14	$1.98	$1.94
Diluted income per share:
Continuing operations	$1.26	$1.13	$1.96	$1.93
Discontinued operations	—	—	—	—
Total	$1.26	$1.13	$1.96	$1.93
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of December 31, 2023	31,533	$32	$861,241	$259,738	$1,121,011
Net income and comprehensive income	—	—	—	39,171	39,171
Stock-based compensation expense	—	—	1,389	—	1,389
Stock option exercises	2	—	16	—	16
Shares issued under employee stock plans, net	14	—	—	—	—
Forfeiture and other settlements of restricted stock	(2)	—	—	—	—
Common stock redeemed for tax liability	—	—	(10)	—	(10)
Balance as of March 31, 2024	31,547	$32	$862,636	$298,909	$1,161,577

	Six Months Ended March 31, 2024
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2023	31,351	$31	$864,778	$238,010	$1,102,819
Net income and comprehensive income	—	—	—	60,899	60,899
Stock-based compensation expense	—	—	3,062	—	3,062
Stock option exercises	2	—	16	—	16
Shares issued under employee stock plans, net	376	1	—	—	1
Forfeiture and other settlements of restricted stock	(10)	—	—	—	—
Common stock redeemed for tax liability	(172)	—	(5,220)	—	(5,220)
Balance as of March 31, 2024	31,547	$32	$862,636	$298,909	$1,161,577

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of December 31, 2022	31,347	$31	$858,839	$103,730	$962,600
Net income and comprehensive income	—	—	—	34,707	34,707
Stock-based compensation expense	—	—	1,678	—	1,678
Shares issued under employee stock plans, net	3	—	—	—	—
Forfeiture and other settlements of restricted stock	(3)	—	—	—	—
Balance as of March 31, 2023	31,347	$31	$860,517	$138,437	$998,985

	Six Months Ended March 31, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	59,038	59,038
Stock-based compensation expense	—	—	3,258	—	3,258
Shares issued under employee stock plans, net	675	—	—	—	—
Forfeiture and other settlements of restricted stock	(3)	—	—	—	—
Common stock redeemed for tax liability	(205)	—	(2,597)	—	(2,597)
Balance as of March 31, 2023	31,347	$31	$860,517	$138,437	$998,985
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2024	2023
Cash flows from operating activities:
Net income	$60,899	$59,038
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,806	5,533
Stock-based compensation expense	3,062	3,258
Inventory impairments and abandonments	—	301
Deferred and other income tax expense	7,920	9,225
(Gain) loss on disposal of fixed assets	(194)	1,265
Gain on sale of investment	(8,591)	—
Loss on extinguishment of debt, net	437	515
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,628)	7,429
(Increase) decrease in income tax receivable	(246)	9,667
Increase in inventory	(299,116)	(2,275)
Decrease (increase) in other assets	4,350	(1,755)
Increase (decrease) in trade accounts payable	14,413	(18,401)
Decrease in other liabilities	(19,685)	(33,532)
Net cash (used in) provided by operating activities	(239,573)	40,268
Cash flows from investing activities:
Capital expenditures	(11,501)	(7,824)
Proceeds from sale of fixed assets	194	52
Purchases of investment securities	(7,454)	—
Other	—	(2)
Net cash used in investing activities	(18,761)	(7,774)
Cash flows from financing activities:
Repayment of debt	(202,195)	—
Proceeds from issuance of debt	250,000	—
Repayment of borrowings from credit facility	(115,000)	—
Borrowings from credit facility	115,000	—
Debt issuance costs	(5,162)	(2,575)
Tax payments for stock-based compensation awards	(5,220)	(2,597)
Stock option exercises	16	—
Net cash provided by (used in) financing activities	37,439	(5,172)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(220,895)	27,322
Cash, cash equivalents, and restricted cash at beginning of period	386,289	251,828
Cash, cash equivalents, and restricted cash at end of period	$165,394	$279,150
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2023 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Share Repurchase Program
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during the three and six months ended March 31, 2024 and 2023. As of March 31, 2024, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date. Previously repurchased shares under the program have been retired.

Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2024	2023	2024	2023
Homebuilding revenue	$538,636	$542,007	$919,555	$986,091
Land sales and other revenue	2,904	1,901	8,803	2,745
Total revenue(a)	$541,540	$543,908	$928,358	$988,836
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of discounts and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $28.7 million and $27.6 million as of March 31, 2024 and September 30, 2023, respectively. Of the customer liabilities outstanding as of September 30, 2023, $10.1 million and $21.9 million was recognized in revenue during the three and six months ended March 31, 2024 upon closing of the related homes.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2024	2023
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$—	$7,034
Increase in operating lease liabilities(a)	$—	$7,482
Supplemental disclosure of cash activity:
Interest payments	$34,555	$33,406
Income tax payments	$7,010	$378
Tax refunds received	$—	$9,667
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$132,867	$240,829
Restricted cash	32,527	38,321
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$165,394	$279,150
(a) Represents leases renewed or additional leases commenced during the six months ended March 31, 2024 and 2023.

(4) Owned Inventory
The components of our owned inventory are as follows as of March 31, 2024 and September 30, 2023:

in thousands	As of March 31, 2024	As of September 30, 2023
Homes under construction	$851,278	$644,363
Land under development	951,221	870,740
Land held for future development	19,879	19,879
Land held for sale	18,264	18,579
Capitalized interest	123,214	112,580
Model homes	93,605	90,062
Total owned inventory	$2,057,461	$1,756,203
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of March 31, 2024, we had 2,829 homes under construction, including 1,084 spec homes totaling $309.0 million (903 in-process spec homes totaling $234.9 million, and 181 finished spec homes totaling $74.1 million). As of September 30, 2023, we had 2,163 homes under construction, including 779 spec homes totaling $218.0 million (645 in-process spec homes totaling $162.0 million, and 134 finished spec units totaling $56.0 million).
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
Land held for sale includes land and lots that do not fit within our homebuilding programs or strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the consolidated financial statements within our 2023 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell (net realizable value).
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and land under development but excludes land held for future development and land held for sale (see Note 5 for additional information on capitalized interest).

Total owned inventory by reportable segment is presented in the table below as of March 31, 2024 and September 30, 2023:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2024
West	$1,076,824	$3,483	$13,004	$1,093,311
East	392,848	10,888	4,584	408,320
Southeast	349,560	5,508	676	355,744
Corporate and unallocated(b)	200,086	—	—	200,086
Total	$2,019,318	$19,879	$18,264	$2,057,461
September 30, 2023
West	$914,908	$3,483	$14,702	$933,093
East	325,395	10,888	3,201	339,484
Southeast	297,142	5,508	676	303,326
Corporate and unallocated(b)	180,300	—	—	180,300
Total	$1,717,745	$19,879	$18,579	$1,756,203
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2024	2023	2024	2023
Abandonments:
West	$—	$111	$—	$147
East	—	—	—	154
Total abandonments charges	$—	$111	$—	$301
Total impairment and abandonment charges	$—	$111	$—	$301
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
No project in progress impairments were recognized during the three and six months ended March 31, 2024 and 2023.

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
No land held for sale impairments were recognized during the three and six months ended March 31, 2024 and 2023.
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
No abandonment charges were recognized during the three and six months ended March 31, 2024. We recognized $0.1 million and $0.3 million of abandonment charges during the three and six months ended March 31, 2023, respectively. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
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
The following table provides a summary of our interests in lot option agreements as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024	As of September 30, 2023
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$174,602	$165,371
Remaining purchase price if lot option agreements are exercised	$989,420	$949,447
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheets.

(5) Interest
Interest capitalized during the three and six months ended March 31, 2024 and 2023 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2024	2023	2024	2023
Capitalized interest in inventory, beginning of period	$119,596	$113,143	$112,580	$109,088
Interest incurred	19,689	18,034	37,895	35,864
Capitalized interest amortized to home construction and land sales expenses(a)	(16,071)	(17,291)	(27,261)	(31,066)
Capitalized interest in inventory, end of period	$123,214	$113,886	$123,214	$113,886
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of March 31, 2024 and September 30, 2023:

in thousands	Maturity Date	March 31, 2024	September 30, 2023
6.750% Senior Notes (2025 Notes)	March 2025	$—	$202,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	—
Unamortized debt issuance costs		(9,314)	(5,759)
Total Senior Notes, net		947,941	903,691
Junior Subordinated Notes (net of unamortized accretion of $25,403 and $26,436, respectively)	July 2036	75,370	74,337
Senior Unsecured Revolving Credit Facility	March 2028	—	—
Total debt, net		$1,023,311	$978,028
Senior Unsecured Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility (Unsecured Facility) provides working capital and letter of credit borrowing capacity of $300.0 million. The $300.0 million capacity includes a letter of credit facility of up to $100.0 million. The Company has the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $100.0 million for a maximum of $400.0 million. In March 2024, the Company executed an amendment to extend the termination date (Termination Date) from October 13, 2026 to March 15, 2028. The Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.
Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Unsecured Facility and are jointly and severally liable for obligations under the Unsecured Facility. For additional discussion of the Unsecured Facility, refer to Note 7 to the consolidated financial statements within our 2023 Annual Report.
As of March 31, 2024, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $300.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of March 31, 2024, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of March 31, 2024 and September 30, 2023, the Company had letters of credit outstanding under these additional facilities of $34.8 million and $31.2 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

Senior Notes
The Company's senior notes (Senior Notes) are unsecured obligations that rank equally in right of payment with all existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness, and effectively subordinated to the Company's future secured indebtedness, to the extent of the value of the assets securing such indebtedness. Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes. Each guarantor subsidiary is a wholly owned subsidiary of Beazer Homes. The Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2024.
In March 2024, we issued and sold $250.0 million aggregate principal amount of the 2031 Notes at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2031 Notes is payable semiannually, beginning in September 2024. The 2031 Notes will mature in March 2031. The covenants related to the 2031 Notes are substantially consistent with our other Senior Notes.
During the three months ended December 31, 2023, we repurchased $4.3 million of our outstanding 2025 Notes using cash on hand, resulting in a loss on extinguishment of debt of less than $0.1 million. In March 2024, we also redeemed the remaining $197.9 million of our outstanding 2025 Notes using proceeds from the issuance of the 2031 Notes, resulting in a loss on extinguishment of debt of $0.4 million. The Company has terminated, cancelled, and discharged all of its obligations under the 2025 Notes as of March 31, 2024.

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

7.500% Senior Notes	March 2024	March 2031
On or prior to March 15, 2027, we may redeem up to 35% of the aggregate principal amount of the 2031 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.500% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2031 Notes originally issued remains outstanding immediately after such redemption.

Callable at any time prior to March 15, 2027, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after March 15, 2027, callable at a redemption price equal to 103.750% of the principal amount; on or after March 15, 2028, callable at a redemption price equal to 101.875% of the principal amount; on or after March 15, 2029, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest.

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of March 31, 2024. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 8.03% as of March 31, 2024. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2024, the unamortized accretion was $25.4 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month LIBOR (on and prior to June 30, 2023) plus 2.45% per annum, or three-month SOFR (on and after July 1, 2023) plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of March 31, 2024, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2024	2023	2024	2023
Operating lease expense	$1,018	$956	$2,099	$1,957
Cash payments on lease liabilities	$1,021	$1,103	$1,994	$2,244
At March 31, 2024 and 2023, the weighted-average remaining lease term and discount rate were as follows:

	As of March 31,
	2024	2023
Weighted-average remaining lease term	6.8 years	7.3 years
Weighted-average discount rate	6.07%	5.79%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2024:

Fiscal Years Ending September 30,
in thousands
2024(a)	$2,131
2025	4,004
2026	3,393
2027	2,467
2028	2,212
Thereafter	7,967
Total lease payments(b)	22,174
Less: imputed interest	4,631
Total operating lease liabilities	$17,543
(a) Remaining lease payments are for the period beginning April 1, 2024 through September 30, 2024.
(b) Lease payments exclude $3.5 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related ROU asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of March 31, 2024.
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
Warranty Reserves
We currently provide a limited warranty ranging from one to two years covering workmanship and materials per our defined quality standards. In addition, we provide a limited warranty for up to ten years covering certain defined structural element failures.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2024	2023	2024	2023
Balance at beginning of period	$12,348	$13,159	$13,046	$13,926
Warranty provision	2,208	2,335	4,112	3,938
Warranty expenditures	(2,427)	(2,421)	(5,029)	(4,791)
Balance at end of period	$12,129	$13,073	$12,129	$13,073
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
We have an accrual of $8.8 million and $9.4 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of March 31, 2024 and September 30, 2023, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $34.8 million and $255.4 million, respectively, as of March 31, 2024, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of March 31, 2024
Deferred compensation plan assets(a)	$7,500	$—	$—	$7,500
As of September 30, 2023
Deferred compensation plan assets(a)	$6,495	$—	$—	$6,495
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
The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$9,279	$9,579	$1,951	$1,986
Total financial assets	$9,279	$9,579	$1,951	$1,986
Financial liabilities(b)
Senior Notes(c)	$947,941	$958,980	$903,691	$858,528
Junior Subordinated Notes(d)	75,370	75,370	74,337	74,337
Total financial liabilities	$1,023,311	$1,034,350	$978,028	$932,865
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

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax expense from continuing operations of $6.7 million and $7.9 million for the three and six months ended March 31, 2024, compared to $5.1 million and $9.2 million for the three and six months ended March 31, 2023. Income tax expense for the six months ended March 31, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during the current year and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period. Income tax expense for the six months ended March 31, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences, and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the discrete tax benefits related to the generation of additional energy efficiency tax credits for homes closed in prior periods and interest received with the refund of our alternative minimum tax credit.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2024, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2023, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2023 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2024	2023	2024	2023
Stock-based compensation expense	$1,389	$1,678	$3,062	$3,258
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2024:

	Six Months Ended
	March 31, 2024
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,575	$9.61
Exercised	(2,110)	7.56
Outstanding at end of period	11,465	9.99
Exercisable at end of period	11,365	$9.83
As of March 31, 2024 and September 30, 2023, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options, respectively.
Restricted Stock Awards
During the six months ended March 31, 2024, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the six months ended March 31, 2024:

	Six Months Ended March 31, 2024
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	348,223	593,834	942,057
Granted (a)	180,144	194,498	374,642
Vested	(210,176)	(319,828)	(530,004)
Forfeited	(791)	(9,106)	(9,897)
End of period	317,400	459,398	776,798
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
As of March 31, 2024 and September 30, 2023, total unrecognized compensation costs related to unvested restricted stock awards were $10.5 million and $6.9 million, respectively. The costs remaining as of March 31, 2024 are expected to be recognized over a weighted average period of 1.95 years.

(12) Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands (except per share data)	2024	2023	2024	2023
Numerator:
Income from continuing operations	$39,171	$34,707	$60,899	$59,115
Loss from discontinued operations, net of tax	—	—	—	(77)
Net income	$39,171	$34,707	$60,899	$59,038

Denominator:
Basic weighted-average shares	30,769	30,394	30,681	30,464
Dilutive effect of restricted stock awards	357	211	375	234
Dilutive effect of stock options	7	5	8	4
Diluted weighted-average shares(a)	31,133	30,610	31,064	30,702

Basic income per share:
Continuing operations	$1.27	$1.14	$1.98	$1.94
Discontinued operations	—	—	—	—
Total	$1.27	$1.14	$1.98	$1.94

Diluted income per share:
Continuing operations	$1.26	$1.13	$1.96	$1.93
Discontinued operations	—	—	—	—
Total	$1.26	$1.13	$1.96	$1.93
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2024	2023	2024	2023
Stock options	—	12	—	12
Time-based restricted stock	1	119	2	134
(13) Other Liabilities
Other liabilities include the following as of March 31, 2024 and September 30, 2023:

in thousands	As of March 31, 2024	As of September 30, 2023
Accrued compensations and benefits	32,335	$50,242
Customer deposits	28,716	27,577
Accrued interest	24,328	23,132
Warranty reserves	12,129	13,046
Litigation accruals	8,775	9,404
Income tax liabilities	—	272
Other	38,027	33,288
Total	$144,310	$156,961

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2024	2023	2024	2023
Revenue
West	$347,338	$330,413	$584,431	$605,228
East	111,844	120,071	186,621	206,261
Southeast	82,358	93,424	157,306	177,347
Total revenue	$541,540	$543,908	$928,358	$988,836

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2024	2023	2024	2023
Operating income
West	$46,030	$45,513	$74,369	$82,870
East	12,282	16,244	18,638	25,506
Southeast	10,953	11,517	20,093	22,196
Segment total	69,265	73,274	113,100	130,572
Corporate and unallocated(a)	(33,274)	(34,482)	(56,844)	(63,278)
Total operating income	$35,991	$38,792	$56,256	$67,294
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

Below operating income, we recognized a gain on sale of investment of $8.6 million during the three and six months ended March 31, 2024 within other income, net. We previously held a minority interest in a technology company specializing in digital marketing for new home communities, which was sold during the quarter ended March 31, 2024. In exchange for the previously held investment, we received cash in escrow along with a minority partnership interest in the acquiring company, which was recorded within other assets in our condensed consolidated balance sheets.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2024	2023	2024	2023
Depreciation and amortization
West	$2,452	$1,939	$3,763	$3,544
East	406	388	615	661
Southeast	268	398	588	728
Segment total	3,126	2,725	4,966	4,933
Corporate and unallocated(a)	447	295	840	600
Total depreciation and amortization	$3,573	$3,020	$5,806	$5,533
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
in thousands	2024	2023
Capital expenditures
West	$6,873	$3,086
East	865	1,239
Southeast	462	925
Corporate and unallocated	3,301	2,574
Total capital expenditures	$11,501	$7,824
The following table presents assets by segment as of March 31, 2024 and September 30, 2023:

in thousands	As of March 31, 2024	As of September 30, 2023
Assets
West	$1,157,508	$994,597
East	432,585	356,020
Southeast	372,324	320,430
Corporate and unallocated(a)	552,993	739,986
Total assets	$2,515,410	$2,411,033
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
During the second quarter of fiscal 2024, we observed healthy demand for our homes as mortgage rates continue to modestly adjust, ultimately rising about 20 basis points. We generated a solid sales pace and achieved double-digit growth in our net new orders compared to the quarter ended March 31, 2023. We believe these results reflect the underlying demand for homeownership and a favorable economic backdrop characterized by low unemployment rates, fairly strong consumer confidence, and sustained low levels of resale inventory.
Despite the overall strength in demand bolstered by favorable economic conditions, the housing industry remains sensitive to fluctuations in mortgage rates, and home affordability remains a challenge. One way we address affordability concerns is through our Mortgage Choice platform, which identifies qualified lenders and encourages competition among them to offer our customers the most competitive interest rates, fees, and service levels. Additionally, we continue to refine our product offerings in certain markets by adjusting home sizes and specification levels to address pricing and affordability concerns.
Although we expect uncertainty around mortgage interest rates in near-term market conditions to persist, we remain confident in the long-term outlook for the housing market, supported by favorable demographic trends and a multimillion unit housing deficit that has accumulated over the past decade. Our long-term strategic business objectives encompass expanding our active communities to over 200 by the end of fiscal 2026, reducing our net debt to net capitalization ratio below 30% by the end of fiscal 2026, and reaching our target of 100% of home starts as Zero Energy Ready by the end of the calendar year 2025.
Looking ahead to the remainder of fiscal 2024, our strategic focus remains on positioning our business for durable long-term growth. In March 2024, we successfully refinanced our remaining outstanding 2025 Notes of $197.9 million through the issuance of $250.0 million of Senior Notes due 2031 and extended the maturity of our Unsecured Facility. With an improved balance sheet and ample liquidity, we believe we are well-equipped to navigate the evolving market dynamics as we continue to make strides in achieving our long-term strategic objectives.
Overview of Results for Our Fiscal Second Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended March 31, 2024 and a comparison to the quarter ended March 31, 2023:
•During the quarter ended March 31, 2024, our average active community count of 140 was up 13.8% from 123 in the prior year quarter. We ended the quarter with 145 active communities, up 19.8% from 121 a year ago. This marks the eighth consecutive quarter of year-over-year growth in community count as we work towards our goal of reaching more than 200 active communities by the end of fiscal 2026. We invested $197.8 million in land acquisition and land development during the quarter ended March 31, 2024, representing an increase of 75.0% compared to $113.0 million in land spend during the quarter ended March 31, 2023.
•During the quarter ended March 31, 2024, sales per community per month was 3.1 compared to 3.2 in the prior year quarter, and our net new orders were 1,299, up 10.0% from 1,181 in the prior year quarter. The expanded average active community count allowed us to deliver higher net new orders year-over-year despite a slight decline in sales pace to 3.1 orders per community per month during the fiscal second quarter compared to the prior year quarter.
•As of March 31, 2024, our land position included 26,887 controlled lots, up 12.9% from 23,820 as of March 31, 2023. Excluding land held for future development and land held for sale lots, we controlled 26,218 active lots, up 13.5% from a year ago. As of March 31, 2024, we had 13,527 lots, or 51.6% of our total active lots, under option agreements as compared to 12,460 lots, or 54.0% of our total active lots, under option agreements as of March 31, 2023.
•Our Average Selling Price (ASP) for homes closed during the quarter ended March 31, 2024 was $515.9 thousand, up 1.2% from $509.9 thousand in the prior year quarter. Our backlog ASP of $525.5 thousand as of March 31, 2024 was down slightly from $531.3 thousand as of March 31, 2023. We are addressing new home affordability challenges by altering our product strategy in certain markets through reduction of homes sizes and/or features included in our base price.

•Homebuilding gross margin for the quarter ended March 31, 2024 remained consistent at 18.7% compared to the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended March 31, 2024, was 21.7%, down from 22.0% in the prior year quarter. The decrease in homebuilding gross margin compared to the prior year quarter was primarily due to changes in product and community mix and an increase in closing cost incentives, partially offset by a decrease in build costs. If market conditions deteriorate due to unfavorable mortgage rate movements, gross margin may be compressed in the future.
•SG&A for the quarter ended March 31, 2024 was 11.5% of total revenue, up from 11.2% in the prior year quarter. The increase in SG&A as a percentage of total revenue compared to the prior year quarter was primarily due to higher sales and marketing costs as we prepare for new community activations and future growth, as well as a slight decrease in homebuilding revenues. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three and six months ended March 31, 2024 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2024	2023	2024	2023
Revenue:
Homebuilding	$538,636	$542,007	$919,555	$986,091
Land sales and other	2,904	1,901	8,803	2,745
Total	$541,540	$543,908	$928,358	$988,836
Gross profit:
Homebuilding	$100,774	$101,588	$176,717	$186,702
Land sales and other	1,079	1,308	2,866	1,962
Total	$101,853	$102,896	$179,583	$188,664
Gross margin:
Homebuilding(a)	18.7%	18.7%	19.2%	18.9%
Land sales and other(b)	37.2%	68.8%	32.6%	71.5%
Total	18.8%	18.9%	19.3%	19.1%
Commissions	$18,285	$18,305	$31,531	$32,410
General and administrative expenses (G&A)	$44,004	$42,779	$85,990	$83,427
SG&A (commissions plus G&A) as a percentage of total revenue	11.5%	11.2%	12.7%	11.7%
G&A as a percentage of total revenue	8.1%	7.9%	9.3%	8.4%
Depreciation and amortization	$3,573	$3,020	$5,806	$5,533
Operating income	$35,991	$38,792	$56,256	$67,294
Operating income as a percentage of total revenue	6.6%	7.1%	6.1%	6.8%
Effective tax rate(c)	14.7%	12.8%	11.5%	13.5%
Inventory impairments and abandonments	$—	$111	$—	$301
Loss on extinguishment of debt, net	$(424)	$—	$(437)	$(515)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 21.7% and 22.0% for the three months ended March 31, 2024 and 2023, respectively, and 22.2% and 22.1% for the six months ended March 31, 2024 and 2023, respectively. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
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
The following table reconciles our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31,(a)
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23	2024	2023	24 vs 23
Net income	$39,171	$34,707	$4,464	$60,899	$59,038	$1,861	$160,472	$200,185	$(39,713)
Expense from income taxes	6,739	5,092	1,647	7,920	9,225	(1,305)	22,631	45,961	(23,330)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	16,071	17,291	(1,220)	27,261	31,066	(3,805)	64,684	72,261	(7,577)
EBIT	61,981	57,090	4,891	96,080	99,329	(3,249)	247,787	318,407	(70,620)
Depreciation and amortization	3,573	3,020	553	5,806	5,533	273	12,471	12,981	(510)
EBITDA	65,554	60,110	5,444	101,886	104,862	(2,976)	260,258	331,388	(71,130)
Stock-based compensation expense	1,389	1,678	(289)	3,062	3,258	(196)	7,079	7,204	(125)
Loss on extinguishment of debt	424	—	424	437	515	(78)	468	42	426
Inventory impairments and abandonments(b)	—	111	(111)	—	301	(301)	340	1,890	(1,550)
Gain on sale of investment(c)	(8,591)	—	(8,591)	(8,591)	—	(8,591)	(8,591)	—	(8,591)
Severance expenses	—	224	(224)	—	335	(335)	—	335	(335)
Adjusted EBITDA	$58,776	$62,123	$(3,347)	$96,794	$109,271	$(12,477)	$259,554	$340,859	$(81,305)
(a) "LTM" indicates amounts for the trailing 12 months.
(b) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."
(c) We previously held a minority interest in a technology company specializing in digital marketing for new home communities, which was sold during the quarter ended March 31, 2024. In exchange for the previously held investment, we received cash in escrow along with a minority partnership interest in the acquiring company, which was recorded within other assets in our condensed consolidated balance sheets. The resulting gain of $8.6 million from this transaction was recognized in other income, net on our condensed consolidated statement of operations. The Company believes excluding this one-time gain from Adjusted EBITDA provides a better reflection of the Company's performance as this item is not representative of our core operations.

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

in thousands	As of March 31, 2024	As of March 31, 2023
Total debt	$1,023,311	$985,220
Stockholders' equity	1,161,577	998,985
Total capitalization	$2,184,888	$1,984,205
Total debt to total capitalization ratio	46.8%	49.7%

Total debt	$1,023,311	$985,220
Less: cash and cash equivalents	132,867	240,829
Net debt	890,444	744,391
Stockholders' equity	1,161,577	998,985
Net capitalization	$2,052,021	$1,743,376
Net debt to net capitalization ratio	43.4%	42.7%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2024	2023	24 vs 23	2024	2023
West	860	631	36.3%	12.3%	20.2%
East	263	296	(11.1)%	11.7%	18.0%
Southeast	176	254	(30.7)%	12.4%	15.1%
Total	1,299	1,181	10.0%	12.2%	18.6%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2024	2023	24 vs 23	2024	2023
West	1,393	879	58.5%	15.4%	28.6%
East	435	416	4.6%	13.7%	20.0%
Southeast	294	368	(20.1)%	15.0%	21.0%
Total	2,122	1,663	27.6%	15.0%	25.0%
Net new orders for the quarter ended March 31, 2024 increased to 1,299, up 10.0% from the quarter ended March 31, 2023. The increase in net new orders compared to the prior year quarter was driven by a 13.8% increase in average active community count from 123 in the prior year quarter to 140, partially offset by a 3.3% decrease in sales pace from 3.2 orders per community per month in the prior year quarter to 3.1.
Net new orders for the six months ended March 31, 2024 increased to 2,122, up 27.6% from the six months ended March 31, 2023. The year-over-year increase in net new orders was attributed to the low sales pace and historically high cancellation rates we experienced during our fiscal first quarter in the prior year period as a result of a significant decline in the housing market conditions at the time, as well as the improvements in fiscal second quarter performance discussed above.
Three Months Ended March 31, 2024 as compared to 2023
West Segment: New net orders for the quarter ended March 31, 2024 increased to 860, up 36.3% from the quarter ended March 31, 2023. The increase in net new orders compared to the prior year quarter was driven by a 25.0% increase in average active community count from 72 in the prior year quarter to 90 and a 10.3% increase in sales pace from 2.9 orders per community per month in the prior year quarter to 3.2.
East Segment: New net orders for the quarter ended March 31, 2024 decreased to 263, down 11.1% from the quarter ended March 31, 2023. The decrease in net new orders compared to the prior year quarter was driven by a 22.5% decrease in sales pace from 4.0 orders per community per month in the prior year quarter to 3.1, partially offset by a 16.0% increase in average active community count from 25 in the prior year quarter to 29.
Southeast Segment: New net orders for the quarter ended March 31, 2024 decreased to 176, down 30.7% from the quarter ended March 31, 2023. The decrease in new orders compared to the prior year quarter was driven by a 15.6% decrease in sales pace from 3.2 orders per community per month in the prior year quarter to 2.7 and a 15.4% decrease in average active community count from 26 in the prior year quarter to 22.
Six Months Ended March 31, 2024 as compared to 2023
West Segment: Net new orders for the six months ended March 31, 2024 increased to 1,393, up 58.5% from the six months ended March 31, 2023. The increase in net new orders was driven by a 25.4% increase in average active community count from 71 to 89 and a 23.8% increase in sales pace from 2.1 orders per community per month to 2.6.
East Segment: Net new orders for the six months ended March 31, 2024 increased to 435, up 4.6% from the six months ended March 31, 2023. The increase in net new orders was driven by an 8.0% increase in average active community count from 25 to 27, partially offset by a 3.6% decrease in sales pace from 2.8 orders per community per month to 2.7.
Southeast Segment: Net new orders for the six months ended March 31, 2024 decreased to 294, down 20.1% from the six months ended March 31, 2023. The decrease in net new orders was driven by a 11.5% decrease in average active community count from 26 to 23 and an 8.7% decrease in sales pace from 2.3 orders per community per month to 2.1.

The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2024 and 2023:

	As of March 31,
	2024	2023	24 vs 23
Backlog Units:
West	1,305	995	31.2%
East	407	435	(6.4)%
Southeast	334	428	(22.0)%
Total	2,046	1,858	10.1%
Aggregate dollar value of homes in backlog (in millions)	$1,075.1	$987.2	8.9%
ASP in backlog (in thousands)	$525.5	$531.3	(1.1)%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of March 31, 2024 increased 8.9% compared to March 31, 2023 due to a 10.1% increase in backlog units, partially offset by a 1.1% decrease in the ASP of homes in backlog. The increase in backlog units compared to the prior year quarter is primarily due to the increase in new net orders discussed above. The decrease in backlog ASP was partially due to our efforts in addressing new home affordability challenges by altering our product strategy in certain markets through reduction of homes sizes and/or features included in our base price.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$344,864	$328,961	4.8%	$517.0	$521.3	(0.8)%	667	631	5.7%
East	111,631	119,869	(6.9)%	519.2	507.9	2.2%	215	236	(8.9)%
Southeast	82,141	93,177	(11.8)%	507.0	475.4	6.6%	162	196	(17.3)%
Total	$538,636	$542,007	(0.6)%	$515.9	$509.9	1.2%	1,044	1,063	(1.8)%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$579,273	$603,283	(4.0)%	$516.7	$528.7	(2.3)%	1,121	1,141	(1.8)%
East	183,384	205,900	(10.9)%	522.5	526.6	(0.8)%	351	391	(10.2)%
Southeast	156,898	176,908	(11.3)%	498.1	486.0	2.5%	315	364	(13.5)%
Total	$919,555	$986,091	(6.7)%	$514.6	$520.1	(1.1)%	1,787	1,896	(5.7)%
Three Months Ended March 31, 2024 as compared to 2023
West Segment: Homebuilding revenue increased by 4.8% for the three months ended March 31, 2024 compared to the prior year quarter due to a 5.7% increase in closings, partially offset by a 0.8% decrease in ASP. The increase in closings was primarily due to higher beginning backlog.
East Segment: Homebuilding revenue decreased by 6.9% for the three months ended March 31, 2024 compared to the prior year quarter due to an 8.9% decrease in closings, partially offset by a 2.2% increase in ASP. The decrease in closings was primarily due to lower beginning backlog.
Southeast Segment: Homebuilding revenue decreased by 11.8% for the three months ended March 31, 2024 compared to the prior year quarter due to a 17.3% decrease in closings, partially offset by a 6.6% increase in ASP. The decrease in closings was primarily due to lower beginning backlog.
For the three months ended March 31, 2024, construction cycle times improved compared to the prior year quarter, however our backlog conversion rates decreased compared to the prior year quarter due to a lower volume of spec homes sold and delivered within the current quarter compared to prior year quarter.
Six Months Ended March 31, 2024 as compared to 2023
West Segment: Homebuilding revenue decreased by 4.0% for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to a 2.3% decrease in ASP as well as a 1.8% decrease in closings. The decrease in closings was primarily due to lower beginning backlog, partially offset by a flat backlog conversion rate while construction cycle times improved compared to prior year period.
East Segment: Homebuilding revenue decreased by 10.9% for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to a 10.2% decrease in closings as well as a 0.8% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate as a result of improved construction cycle times compared to the prior year period.
Southeast Segment: Homebuilding revenue decreased by 11.3% six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to a 13.5% decrease in closings, partially offset by a 2.5% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by a higher backlog conversion rate as a result of improved construction cycle times compared to the prior year period.

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

	Three Months Ended March 31, 2024
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$74,277	21.5%	$—	$74,277	21.5%	$—	$74,277	21.5%
East	21,775	19.5%	—	21,775	19.5%	—	21,775	19.5%
Southeast	18,602	22.6%	—	18,602	22.6%	—	18,602	22.6%
Corporate & unallocated(a)	(13,880)		—	(13,880)		16,071	2,191
Total homebuilding	$100,774	18.7%	$—	$100,774	18.7%	$16,071	$116,845	21.7%

	Three Months Ended March 31, 2023
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$71,390	21.7%	$111	$71,501	21.7%	$—	$71,501	21.7%
East	26,062	21.7%	—	26,062	21.7%	—	26,062	21.7%
Southeast	19,985	21.4%	—	19,985	21.4%	—	19,985	21.4%
Corporate & unallocated(a)	(15,849)		—	(15,849)		17,291	1,442
Total homebuilding	$101,588	18.7%	$111	$101,699	18.8%	$17,291	$118,990	22.0%

	Six Months Ended March 31, 2024
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$125,077	21.6%	$—	$125,077	21.6%	$—	$125,077	21.6%
East	34,498	18.8%	—	34,498	18.8%	—	34,498	18.8%
Southeast	35,340	22.5%	—	35,340	22.5%	—	35,340	22.5%
Corporate & unallocated (a)	(18,198)		—	(18,198)		27,261	9,063
Total homebuilding	$176,717	19.2%	$—	$176,717	19.2%	$27,261	$203,978	22.2%

	Six Months Ended March 31, 2023
$ in thousands	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A	HB Gross Margin excluding I&A	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest	HB Gross Margin excluding I&A and Interest
West	$130,752	21.7%	$147	$130,899	21.7%	$—	$130,899	21.7%
East	42,583	20.7%	154	42,737	20.8%	—	42,737	20.8%
Southeast	38,486	21.8%	—	38,486	21.8%	—	38,486	21.8%
Corporate & unallocated (a)	(25,119)		—	(25,119)		31,066	5,947
Total homebuilding	$186,702	18.9%	$301	$187,003	19.0%	$31,066	$218,069	22.1%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.
Three Months Ended March 31, 2024 as compared to 2023
Our homebuilding gross profit decreased by $0.8 million to $100.8 million for the three months ended March 31, 2024, compared to $101.6 million in the prior year quarter. The decrease in homebuilding gross profit was primarily due to a decrease in homebuilding revenue of $3.4 million, while homebuilding gross margin remained flat compared to the prior year quarter at 18.7%. As shown in the tables above, the comparability of our gross profit and gross margin was slightly impacted by impairment and abandonment charges, which decreased by $0.1 million, and interest amortized to homebuilding cost of sales, which decreased by $1.2 million compared to the prior year quarter (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $2.1 million compared to the prior year quarter, while homebuilding gross margin decreased by 30 basis points to 21.7%. The decrease in gross margin for the three months ended March 31, 2024 compared to the prior year quarter was primarily due to changes in product and community mix and an increase in closing cost incentives, partially offset by a decrease in build costs.
West Segment: Compared to the prior year quarter, homebuilding gross profit increased by $2.9 million primarily due to an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.5%, down from 21.7% in the prior year quarter, primarily due to changes in product and community mix, partially offset by a decrease in build costs and price concessions.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $4.3 million due to lower gross margin as well as a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 19.5%, down from 21.7% in the prior year quarter, primarily due to changes in product and community mix.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $1.4 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.6%, up from 21.4% in the prior year quarter, primarily driven by a decrease in build costs.

Six Months Ended March 31, 2024 as compared to 2023
Our homebuilding gross profit decreased by $10.0 million to $176.7 million for the six months ended March 31, 2024, from $186.7 million in the prior year period. The decrease in homebuilding gross profit was primarily due to a decrease in homebuilding revenue of $66.5 million, partially offset by an increase in gross margin of 30 basis points to 19.2%. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period was slightly impacted by impairment and abandonment charges, which decreased by $0.3 million, and interest amortized to homebuilding cost of sales, which decreased by $3.8 million year-over-year (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $14.1 million compared to the prior year period, while homebuilding gross margin increased by 10 basis points to 22.2%. The increase in gross margin for the six months ended March 31, 2024 compared to the prior year period was primarily driven by a decrease in build costs and lower amortization of capitalized indirect costs due to lower closings, partially offset by changes in product and community mix.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $5.7 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.6%, down from 21.7% in the prior year period, primarily driven by changes in product and community mix, partially offset by a decrease in build costs.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $8.1 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 18.8%, down from 20.8% in the prior year period, primarily driven by changes in product and community mix.
Southeast Segment: Compared to the prior year period, homebuilding gross profit decreased by $3.1 million due to a decrease in homebuilding revenue, partially offset by higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 22.5%, up from 21.8% in the prior year period, primarily driven by lower build costs, partially offset by changes in product and community mix.
Measures of homebuilding gross profit and gross margin after excluding inventory impairments and abandonments, interest amortized to cost of sales, and other non-recurring items are non-GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairments and abandonment charges for the Company and other homebuilders have been significant historically and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, as well as interest amortized to cost of sales and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance, and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management to compare operating results and to measure cash available for discretionary spending.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended March 31, 2024, our homebuilding gross margin was 20.1%. Excluding interest amortized to cost of sales and inventory impairments and abandonments, our homebuilding gross margin for the trailing 12-month period ended March 31, 2024 was 23.1%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 79 homes and 1.9% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(2.4)%
Impact of interest amortized to COS related to these communities	2.7%
Pre-impairment turn gross margin, excluding interest amortization	0.3%
Impact of impairment turns	22.3%
Gross margin (post impairment turns), excluding interest amortization	22.6%
For further discussion of our impairment policies, refer to Note 4 of the notes to the condensed consolidated financial statements in this Form 10-Q.
Land Sales and Other Revenue and Gross Profit
Land sales relate to land and lots sold that do not fit within our homebuilding programs or strategic plans. We also have other revenue related to title examinations provided for our homebuyers in certain markets. The following tables summarize our land sales and other revenue and related gross profit by reportable segment for the periods presented:

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$2,474	$1,452	$1,022	$766	$972	$(206)
East	213	202	11	156	151	5
Southeast	217	247	(30)	157	185	(28)
Total	$2,904	$1,901	$1,003	$1,079	$1,308	$(229)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$5,158	$1,945	$3,213	$1,378	$1,354	$24
East	3,237	361	2,876	1,211	274	937
Southeast	408	439	(31)	277	334	(57)
Total	$8,803	$2,745	$6,058	$2,866	$1,962	$904
For the three months ended March 31, 2024, land sales and other revenue increased by $1.0 million to $2.9 million, and land sales and other gross profit decreased by $0.2 million to $1.1 million compared to the prior year quarter. For the six months ended March 31, 2024, land sales and other revenue increased by $6.1 million to $8.8 million, and land sales and other gross profit increased by $0.9 million to $2.9 million compared to the prior year period. Period-over-period fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit is primarily impacted by the profitability of individual land and lot sale transactions as well as the volume of our title examinations operations. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$46,030	$45,513	$517	$74,369	$82,870	$(8,501)
East	12,282	16,244	(3,962)	18,638	25,506	(6,868)
Southeast	10,953	11,517	(564)	20,093	22,196	(2,103)
Corporate and unallocated(a)	(33,274)	(34,482)	1,208	(56,844)	(63,278)	6,434
Operating income	$35,991	$38,792	$(2,801)	$56,256	$67,294	$(11,038)
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
Our operating income decreased by $2.8 million to $36.0 million for the three months ended March 31, 2024, compared to operating income of $38.8 million for the three months ended March 31, 2023. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue and lower other G&A expenses. SG&A as a percentage of total revenue increased by 30 basis points compared to the prior year quarter, from 11.2% to 11.5%, primarily due to higher sales and marketing costs as we prepare for new community activations, and a decrease in homebuilding revenues.
Our operating income decreased by $11.0 million to $56.3 million for the six months ended March 31, 2024, compared to operating income of $67.3 million for the six months ended March 31, 2023. This decrease compared to the prior year period was primarily due to the previously discussed decrease in gross profit and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue and lower other G&A expenses. SG&A as a percentage of total revenue increased by 100 basis points compared to the prior year period, from 11.7% to 12.7%, primarily due to higher sales and marketing costs as we prepare for new community activations, and a decrease in homebuilding revenues.
Three Months Ended March 31, 2024 as compared to 2023
West Segment: The $0.5 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed, partially offset by higher commissions expense on higher homebuilding revenue in the segment, higher sales and marketing costs, and higher other G&A expenses.
East Segment: The $4.0 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue, and lower other G&A expenses in the segment.
Southeast Segment: The $0.6 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed as well as higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue, and lower other G&A expenses in the segment.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2024, corporate and unallocated net expenses decreased by $1.2 million from the prior year quarter primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales on lower closings and homebuilding revenue.
Six Months Ended March 31, 2024 as compared to 2023
West Segment: The $8.5 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher sales and marketing expenses and higher other G&A expenses, partially offset by lower commissions expense on lower homebuilding revenue.

East Segment: The $6.9 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher sales and marketing expenses, partially offset by lower commission expenses on lower homebuilding revenue and lower other G&A expenses.
Southeast Segment: The $2.1 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher sales and marketing expenses, partially offset by lower commissions expense on lower homebuilding revenue and lower other G&A expenses.
Corporate and Unallocated: For the six months ended March 31, 2024, corporate and unallocated net expenses decreased by $6.4 million over the prior year period. This decrease was primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales on lower closings and homebuilding revenue.
Below operating income, we had three noteworthy fluctuations for the three and six months ended March 31, 2024 compared to the prior periods. Specifically, (1) within other income, net, we recognized a gain on sale of investment of $8.6 million during the three and six months ended March 31, 2024 compared to no such transaction in the prior year periods (See the "EBITDA: Reconciliation of Net Income to Adjusted EBITDA" section above for further discussion on this transaction), (2) within other income, net, we experienced a year-over-year increase in interest income due to higher interest rates on cash balances, and (3) we recorded a loss on extinguishment of debt of $0.4 million during the three and six months ended March 31, 2024 compared to no such loss and a loss of $0.5 million during the three and six months ended March 31, 2023, respectively. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of debt.
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
We recognized income tax expense from continuing operations of $6.7 million and $7.9 million for the three and six months ended March 31, 2024, compared to $5.1 million and $9.2 million for the three and six months ended March 31, 2023. Income tax expense for the six months ended March 31, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during the current year and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period. Income tax expense for the six months ended March 31, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences, and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the discrete tax benefits related to the generation of additional energy efficiency tax credits for homes closed in prior periods and interest received with the refund of our alternative minimum tax credit. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2024	2023
Net cash (used in) provided by operating activities	$(239,573)	$40,268
Net cash used in investing activities	(18,761)	(7,774)
Net cash provided by (used in) financing activities	37,439	(5,172)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(220,895)	$27,322

Operating Activities
Net cash used in operating activities was $239.6 million for the six months ended March 31, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $299.1 million resulting from land acquisition, land development and house construction spending, and a net increase in non-inventory working capital balances of $9.8 million. This was partially offset by cash inflows from income before income taxes of $68.8 million, which included $0.5 million of non-cash charges.
Net cash provided by operating activities was $40.3 million for the six months ended March 31, 2023, primarily driven by cash inflows from income before income taxes of $68.4 million, which included $10.8 million of non-cash charges. This was partially offset by a net increase in non-inventory working capital balances of $36.6 million and an increase in inventory of $2.3 million resulting from land acquisition, land development and house construction spending.
Investing Activities
Net cash used in investing activities was $18.8 million for the six months ended March 31, 2024, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.
Net cash used in investing activities was $7.8 million for the six months ended March 31, 2023, primarily driven by capital expenditures for model homes and information systems infrastructure.
Financing Activities
Net cash provided by financing activities was $37.4 million for the six months ended March 31, 2024, primarily driven by inflows from the issuance of the 2031 Notes, partially offset by outflows from redemption of our 2025 Notes, debt issuance costs related to the 2031 Notes and extension of the term of our Unsecured Facility (see Note 6), and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $5.2 million for the six months ended March 31, 2023, primarily driven by debt issuance costs for the Unsecured Facility and tax payments for stock-based compensation awards vesting.
Financial Position
As of March 31, 2024, our liquidity position consisted of $132.9 million in cash and cash equivalents and $300.0 million of remaining capacity under the Unsecured Facility, compared to $240.8 million in cash and cash equivalents and $265.0 million of remaining capacity under the Unsecured Facility as of March 31, 2023. Meanwhile, we invested $197.8 million and $113.0 million in land acquisition and land development during quarters ended March 31, 2024 and March 31, 2023, respectively.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $300.0 million. As of March 31, 2024, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $300.0 million.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $34.8 million of outstanding letters of credit under these facilities.

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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In March 2024, upon the issuance of our 2031 Notes, S&P reaffirmed the rating for our senior unsecured notes of B+, reaffirmed the Company’s corporate credit rating of B+, and reaffirmed the Company's outlook of stable; Moody's reaffirmed the rating for our senior unsecured notes of B1, reaffirmed the Company's issuer corporate family rating of B1, and reaffirmed the Company's outlook of stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. These ratings are not recommendations to buy, sell or hold debt securities. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. This share repurchase program replaced the prior share repurchase program, authorized in the first quarter of fiscal 2019 of up to $50.0 million of common stock repurchases, pursuant to which $12.0 million of the capacity remained prior to the replacement of the program. No share repurchases were made during the three and six months ended March 31, 2024 or 2023. As of March 31, 2024, the remaining availability of the new share repurchase program was $41.8 million. The repurchase program has no expiration date. Previously repurchased shares under the program have been retired.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and six months ended March 31, 2024 or 2023.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of March 31, 2024, we controlled 26,887 lots, which includes 272 lots of land held for future development and 397 lots of land held for sale. Of the 26,218 active lots, we controlled 13,527 of these lots, or 51.6%, through option agreements, as compared to 12,460 active lots controlled, or 54.0% of our total active lots, through option agreements as of March 31, 2023. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.

Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $174.6 million as of March 31, 2024. The total remaining purchase price, net of cash deposits, committed under all options was $989.4 million as of March 31, 2024. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $34.8 million and $255.4 million, respectively, as of March 31, 2024, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2023 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2024 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K.

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
•changes in tax laws or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as the IRS's recent guidance regarding heightened qualification requirements for federal credits for building energy-efficient homes;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2024, we had variable rate debt outstanding totaling approximately $75.4 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2024 was $959.0 million, compared to a carrying amount of $947.9 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $959.0 million to $1.00 billion as of March 31, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as follows:

Name and Title	Action	Date	Plan Arrangement		Total Number of Securities Being Sold	Plan Expiration Date
			Rule 10b5-1	Non-Rule 10b5-1
Keith L. Belknap, Executive Vice President, General Counsel and Corporate Secretary	Adoption	02/05/24	X	—	174,903	05/30/25

Item 6. Exhibits

4.1
Indenture, dated as of March 15, 2024, among the Company, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 18, 2024)

4.2	Form of 7.500% Senior Note due 2031 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 18, 2024)

10.1*	Amended and Restated 2014 Long-Term Incentive Plan (incorporated herein by reference to Appendix I of the Company’s Form DEF 14A filed on December 21, 2023)

22.1	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2024	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer