Form 10-Q
period 2024-06-30
BEAZER HOMES USA INC
filed 2024-08-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 29, 2024: 31,081,948

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2024	September 30, 2023
ASSETS
Cash and cash equivalents	$73,212	$345,590
Restricted cash	35,224	40,699
Accounts receivable (net of allowance of $284 and $284, respectively)	64,566	45,598
Income tax receivable	1,675	—
Owned inventory	2,171,924	1,756,203
Deferred tax assets, net	131,951	133,949
Property and equipment, net	38,135	31,144
Operating lease right-of-use assets	19,175	17,398
Goodwill	11,376	11,376
Other assets	47,308	29,076
Total assets	$2,594,546	$2,411,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$188,872	$154,256
Operating lease liabilities	20,560	18,969
Other liabilities	137,391	156,961
Total debt (net of debt issuance costs of $8,734 and $5,759, respectively)	1,069,408	978,028
Total liabilities	1,416,231	1,308,214
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,082,264 issued and outstanding and 31,351,434 issued and outstanding, respectively)	31	31
Paid-in capital	852,165	864,778
Retained earnings	326,119	238,010
Total stockholders’ equity	1,178,315	1,102,819
Total liabilities and stockholders’ equity	$2,594,546	$2,411,033
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2024	2023	2024	2023
Total revenue	$595,682	$572,544	$1,524,040	$1,561,380
Home construction and land sales expenses	492,178	455,485	1,240,953	1,255,356
Inventory impairments and abandonments	200	315	200	616
Gross profit	103,304	116,744	282,887	305,408
Commissions	21,233	19,473	52,764	51,883
General and administrative expenses	49,655	46,464	135,645	129,891
Depreciation and amortization	3,892	2,907	9,698	8,440
Operating income	28,524	47,900	84,780	115,194
Loss on extinguishment of debt, net	—	(18)	(437)	(533)
Other income, net	1,136	2,176	14,136	3,759
Income from continuing operations before income taxes	29,660	50,058	98,479	118,420
Expense from income taxes	2,452	6,241	10,372	15,488
Income from continuing operations	27,208	43,817	88,107	102,932
Income (loss) from discontinued operations, net of tax	2	—	2	(77)
Net income	$27,210	$43,817	$88,109	$102,855
Weighted-average number of shares:
Basic	30,513	30,395	30,625	30,335
Diluted	30,935	30,860	31,017	30,649
Basic income per share:
Continuing operations	$0.89	$1.44	$2.88	$3.39
Discontinued operations	—	—	—	—
Total	$0.89	$1.44	$2.88	$3.39
Diluted income per share:
Continuing operations	$0.88	$1.42	$2.84	$3.36
Discontinued operations	—	—	—	—
Total	$0.88	$1.42	$2.84	$3.36
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of March 31, 2024	31,547	$32	$862,636	$298,909	$1,161,577
Net income and comprehensive income	—	—	—	27,210	27,210
Stock-based compensation expense	—	—	2,474	—	2,474
Shares issued under employee stock plans, net	7	—	—	—	—
Forfeiture and other settlements of restricted stock	(16)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(17)	—	(17)
Share repurchases	(455)	(1)	(12,928)	—	(12,929)
Balance as of June 30, 2024	31,082	$31	$852,165	$326,119	$1,178,315

	Nine Months Ended June 30, 2024
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2023	31,351	$31	$864,778	$238,010	$1,102,819
Net income and comprehensive income	—	—	—	88,109	88,109
Stock-based compensation expense	—	—	5,536	—	5,536
Stock option exercises	2	—	16	—	16
Shares issued under employee stock plans, net	383	1	—	—	1
Forfeiture and other settlements of restricted stock	(26)	—	—	—	—
Common stock redeemed for tax liability	(173)	—	(5,237)	—	(5,237)
Share repurchases	(455)	(1)	(12,928)	—	(12,929)
Balance as of June 30, 2024	31,082	$31	$852,165	$326,119	$1,178,315

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of March 31, 2023	31,347	$31	$860,517	$138,437	$998,985
Net income and comprehensive income	—	—	—	43,817	43,817
Stock-based compensation expense	—	—	1,989	—	1,989
Stock option exercises	2	—	12	—	12
Forfeiture and other settlements of restricted stock	(9)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(18)	—	(18)
Balance as of June 30, 2023	31,339	$31	$862,500	$182,254	$1,044,785

	Nine Months Ended June 30, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	102,855	102,855
Stock-based compensation expense	—	—	5,247	—	5,247
Stock option exercises	2	—	12	—	12
Shares issued under employee stock plans, net	675	—	—	—	—
Forfeiture and other settlements of restricted stock	(12)	—	—	—	—
Common stock redeemed for tax liability	(206)	—	(2,615)	—	(2,615)
Balance as of June 30, 2023	31,339	$31	$862,500	$182,254	$1,044,785
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2024	2023
Cash flows from operating activities:
Net income	$88,109	$102,855
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,698	8,440
Stock-based compensation expense	5,536	5,247
Inventory impairments and abandonments	200	616
Deferred and other income tax expense	10,373	15,466
(Gain) loss on disposal of fixed assets	(350)	1,178
Gain on sale of investment	(8,591)	—
Loss on extinguishment of debt, net	437	533
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,968)	2,695
(Increase) decrease in income tax receivable	(1,675)	9,987
Increase in inventory	(412,665)	(1,228)
Increase in other assets	(1,374)	(5,346)
Increase (decrease) in trade accounts payable	34,616	(6,828)
Decrease in other liabilities	(28,327)	(37,783)
Net cash (used in) provided by operating activities	(322,981)	95,832
Cash flows from investing activities:
Capital expenditures	(16,691)	(14,122)
Proceeds from sale of fixed assets	352	143
Purchases of investment securities	(7,536)	(7,838)
Other	—	(2)
Net cash used in investing activities	(23,875)	(21,819)
Cash flows from financing activities:
Repayment of debt	(202,195)	(4,998)
Proceeds from issuance of debt	250,000	—
Repayment of borrowings from credit facility	(150,000)	—
Borrowings from credit facility	195,000	—
Debt issuance costs	(5,653)	(2,575)
Repurchase of common stock	(12,928)	—
Tax payments for stock-based compensation awards	(5,237)	(2,615)
Stock option exercises	16	12
Net cash provided by (used in) financing activities	69,003	(10,176)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(277,853)	63,837
Cash, cash equivalents, and restricted cash at beginning of period	386,289	251,828
Cash, cash equivalents, and restricted cash at end of period	$108,436	$315,665
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2023 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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

Share Repurchase Program
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program has no expiration date. The Company repurchased 455 thousand shares of its common stock for $12.9 million at an average price per share of $28.41 during the three and nine months ended June 30, 2024 through open market transactions. No share repurchases were made during fiscal year 2023. All shares have been retired upon repurchase. The aggregate reduction to stockholders' equity related to share repurchases during the three and nine months ended June 30, 2024 was $12.9 million. As of June 30, 2024, the remaining availability of the share repurchase program was $28.9 million.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Homebuilding revenue	$589,643	$570,535	$1,509,198	$1,556,626
Land sales and other revenue	6,039	2,009	14,842	4,754
Total revenue(a)	$595,682	$572,544	$1,524,040	$1,561,380
(a) Please see Note 14 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of price concessions, including discounts on home prices, discounts on homebuilding options and option upgrades. Closing cost incentives, such as seller-paid financing or closing costs, including rate buydowns, are recognized as a cost of selling the home and are included in home construction expenses.
Homebuilding revenue is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $26.6 million and $27.6 million as of June 30, 2024 and September 30, 2023, respectively. Of the customer liabilities outstanding as of September 30, 2023, $3.5 million and $25.4 million was recognized in revenue during the three and nine months ended June 30, 2024 upon closing of the related homes.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2024	2023
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$4,114	$8,814
Increase in operating lease liabilities(a)	$4,114	$9,262
Supplemental disclosure of cash activity:
Interest payments	$60,715	$58,405
Income tax payments	$10,321	$1,450
Tax refunds received	$—	$9,987
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$73,212	$276,125
Restricted cash	35,224	39,540
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$108,436	$315,665
(a) Represents leases renewed or additional leases that commenced during the nine months ended June 30, 2024 and 2023.

(4) Owned Inventory
The components of our owned inventory are as follows as of June 30, 2024 and September 30, 2023:

in thousands	As of June 30, 2024	As of September 30, 2023
Homes under construction	$914,549	$644,363
Land under development	1,002,720	870,740
Land held for future development	19,879	19,879
Land held for sale	14,724	18,579
Capitalized interest	126,562	112,580
Model homes	93,490	90,062
Total owned inventory	$2,171,924	$1,756,203
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of June 30, 2024, we had 2,783 homes under construction, including 1,135 spec homes totaling $353.3 million (899 in-process spec homes totaling $261.1 million, and 236 finished spec homes totaling $92.2 million). As of September 30, 2023, we had 2,163 homes under construction, including 779 spec homes totaling $218.0 million (645 in-process spec homes totaling $162.0 million, and 134 finished spec units totaling $56.0 million).
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

Total owned inventory by reportable segment is presented in the table below as of June 30, 2024 and September 30, 2023:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2024
West	$1,124,780	$3,483	$11,423	$1,139,686
East	437,586	10,888	2,625	451,099
Southeast	369,549	5,508	676	375,733
Corporate and unallocated(b)	205,406	—	—	205,406
Total	$2,137,321	$19,879	$14,724	$2,171,924
September 30, 2023
West	$914,908	$3,483	$14,702	$933,093
East	325,395	10,888	3,201	339,484
Southeast	297,142	5,508	676	303,326
Corporate and unallocated(b)	180,300	—	—	180,300
Total	$1,717,745	$19,879	$18,579	$1,756,203
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2024	2023	2024	2023
Abandonments:
West	$9	$315	$9	$462
East	91	—	91	154
Southeast	100	—	100	—
Total abandonments charges	$200	$315	$200	$616
Total impairment and abandonment charges	$200	$315	$200	$616
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
No project in progress impairments were recognized during the three and nine months ended June 30, 2024 and 2023.

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
No land held for sale impairments were recognized during the three and nine months ended June 30, 2024 and 2023.
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
We recognized $0.2 million of abandonment charges during the three and nine months ended June 30, 2024. We recognized $0.3 million and $0.6 million of abandonment charges during the three and nine months ended June 30, 2023, respectively. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024	As of September 30, 2023
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$206,431	$165,371
Remaining purchase price if lot option agreements are exercised	$1,201,852	$949,447
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheets.

(5) Interest
Interest capitalized during the three and nine months ended June 30, 2024 and 2023 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2024	2023	2024	2023
Capitalized interest in inventory, beginning of period	$123,214	$113,886	$112,580	$109,088
Interest incurred	20,615	18,027	58,510	53,891
Capitalized interest amortized to home construction and land sales expenses(a)	(17,267)	(17,504)	(44,528)	(48,570)
Capitalized interest in inventory, end of period	$126,562	$114,409	$126,562	$114,409
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of June 30, 2024 and September 30, 2023:

in thousands	Maturity Date	June 30, 2024	September 30, 2023
6.750% Senior Notes (2025 Notes)	March 2025	$—	$202,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	—
Unamortized debt issuance costs		(8,734)	(5,759)
Total Senior Notes, net		948,521	903,691
Junior Subordinated Notes (net of unamortized accretion of $24,886 and $26,436, respectively)	July 2036	75,887	74,337
Senior Unsecured Revolving Credit Facility	March 2028	45,000	—
Total debt, net		$1,069,408	$978,028
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
As of June 30, 2024, we had $45.0 million in borrowings and no letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $255.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of June 30, 2024, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of June 30, 2024 and September 30, 2023, the Company had letters of credit outstanding under these additional facilities of $34.9 million and $31.2 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2024.
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
In March 2024 we also redeemed $197.9 million of our outstanding 2025 Notes using proceeds from the issuance of the 2031 Notes, resulting in a loss on extinguishment of debt of $0.4 million. The Company terminated, cancelled, and discharged all of its obligations under the 2025 Notes as of March 31, 2024.
No debt repurchases were made during the three months ended June 30, 2024. For the nine months ended June 30, 2024, we repurchased $202.2 million of our outstanding 2025 Notes using proceeds from the issuance of the 2031 Notes and cash on hand, resulting in a loss on extinguishment of debt of $0.4 million.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of June 30, 2024. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 8.04% as of June 30, 2024. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2024, the unamortized accretion was $24.9 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month LIBOR (on and prior to June 30, 2023) plus 2.45% per annum, or three-month SOFR (on and after July 1, 2023) plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of June 30, 2024, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
(7) Operating Leases
The Company leases certain office space and equipment under operating leases for use in our operations. We recognize operating lease expense on a straight-line basis over the lease term. Some of our lease agreements include one or more options to renew. The exercise of lease renewal options is generally at our discretion. Variable lease expense primarily relates to maintenance and other monthly expenses that do not depend on an index or rate.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2024	2023	2024	2023
Operating lease expense	$1,108	$963	$3,207	$2,920
Cash payments on lease liabilities	$1,399	$1,027	$3,393	$3,271
At June 30, 2024 and 2023, the weighted-average remaining lease term and discount rate were as follows:

	As of June 30,
	2024	2023
Weighted-average remaining lease term	6.7 years	7.2 years
Weighted-average discount rate	6.26%	5.95%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2024:

Fiscal Years Ending September 30,
in thousands
2024(a)	$1,100
2025	4,572
2026	4,117
2027	3,215
2028	2,982
Thereafter	9,989
Total lease payments	25,975
Less: imputed interest	5,415
Total operating lease liabilities	$20,560
(a) Remaining lease payments are for the period beginning July 1, 2024 through September 30, 2024.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Balance at beginning of period	$12,129	$13,073	$13,046	$13,926
Warranty provision	2,387	3,164	6,499	7,102
Warranty expenditures	(2,681)	(2,971)	(7,710)	(7,762)
Balance at end of period	$11,835	$13,266	$11,835	$13,266
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
We have an accrual of $8.8 million and $9.4 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of June 30, 2024 and September 30, 2023, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $34.9 million and $265.9 million, respectively, as of June 30, 2024, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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

Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of June 30, 2024
Deferred compensation plan assets(a)	$7,616	$—	$—	$7,616
As of September 30, 2023
Deferred compensation plan assets(a)	$6,495	$—	$—	$6,495
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
The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of June 30, 2024 and September 30, 2023:

	As of June 30, 2024		As of September 30, 2023
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$9,362	$9,582	$1,951	$1,986
Total financial assets	$9,362	$9,582	$1,951	$1,986
Financial liabilities(b)
Senior Notes(c)	$948,521	$957,907	$903,691	$858,528
Junior Subordinated Notes(d)	75,887	75,887	74,337	74,337
Total financial liabilities	$1,024,408	$1,033,794	$978,028	$932,865
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

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax expense from continuing operations of $2.5 million and $10.4 million for the three and nine months ended June 30, 2024, respectively, compared to $6.2 million and $15.5 million for the three and nine months ended June 30, 2023, respectively. Income tax expense for the nine months ended June 30, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current year, the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, and stock-based compensation activity in the period. Income tax expense for the nine months ended June 30, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences, and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the discrete tax benefits related to the generation of additional energy efficiency tax credits for homes closed in prior periods and interest received with the refund of our alternative minimum tax credit.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2024, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2023, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2023 Annual Report.

(11) Stock-based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Stock-based compensation expense	$2,474	$1,989	$5,536	$5,247
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2024:

	Nine Months Ended
	June 30, 2024
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,575	$9.61
Granted	50	27.73
Exercised	(2,110)	7.56
Outstanding at end of period	11,515	10.07
Exercisable at end of period	11,365	$9.83
As of June 30, 2024 and September 30, 2023, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options, respectively.
Restricted Stock Awards
During the nine months ended June 30, 2024, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over two to three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2024:

	Nine Months Ended June 30, 2024
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	348,223	593,834	942,057
Granted (a)	183,396	197,831	381,227
Vested	(210,176)	(321,330)	(531,506)
Forfeited	(791)	(24,661)	(25,452)
End of period	320,652	445,674	766,326
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
As of June 30, 2024 and September 30, 2023, total unrecognized compensation costs related to unvested restricted stock awards were $9.3 million and $6.9 million, respectively. The costs remaining as of June 30, 2024 are expected to be recognized over a weighted average period of 1.80 years.

(12) Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands (except per share data)	2024	2023	2024	2023
Numerator:
Income from continuing operations	$27,208	$43,817	$88,107	$102,932
Income (loss) from discontinued operations, net of tax	2	—	2	(77)
Net income	$27,210	$43,817	$88,109	$102,855

Denominator:
Basic weighted-average shares	30,513	30,395	30,625	30,335
Dilutive effect of restricted stock awards	414	458	384	309
Dilutive effect of stock options	8	7	8	5
Diluted weighted-average shares(a)	30,935	30,860	31,017	30,649

Basic income per share:
Continuing operations	$0.89	$1.44	$2.88	$3.39
Discontinued operations	—	—	—	—
Total	$0.89	$1.44	$2.88	$3.39

Diluted income per share:
Continuing operations	$0.88	$1.42	$2.84	$3.36
Discontinued operations	—	—	—	—
Total	$0.88	$1.42	$2.84	$3.36
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2024	2023	2024	2023
Stock options	—	13	1	14
Time-based restricted stock	3	—	1	128
(13) Other Liabilities
Other liabilities include the following as of June 30, 2024 and September 30, 2023:

in thousands	As of June 30, 2024	As of September 30, 2023
Accrued compensations and benefits	35,166	$50,242
Customer deposits	26,646	27,577
Accrued interest	17,671	23,132
Warranty reserves	11,835	13,046
Litigation accruals	8,805	9,404
Income tax liabilities	—	272
Other	37,268	33,288
Total	$137,391	$156,961

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Revenue
West	$369,359	$328,347	$953,790	$933,575
East	123,565	133,096	310,186	339,357
Southeast	102,758	111,101	260,064	288,448
Total revenue	$595,682	$572,544	$1,524,040	$1,561,380

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Operating income
West	$45,582	$55,629	$119,951	$138,499
East	9,158	16,415	27,796	41,921
Southeast	12,755	16,930	32,848	39,126
Segment total	67,495	88,974	180,595	219,546
Corporate and unallocated(a)	(38,971)	(41,074)	(95,815)	(104,352)
Total operating income	$28,524	$47,900	$84,780	$115,194
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

Below operating income, we recognized a gain on sale of investment of $8.6 million during the nine months ended June 30, 2024 within other income, net. We previously held a minority interest in a technology company specializing in digital marketing for new home communities, which was sold during the quarter ended March 31, 2024. In exchange for the previously held investment, we received cash in escrow along with a minority partnership interest in the acquiring company, which was recorded within other assets in our condensed consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Depreciation and amortization
West	$2,520	$1,750	$6,283	$5,294
East	494	402	1,109	1,063
Southeast	397	421	985	1,149
Segment total	3,411	2,573	8,377	7,506
Corporate and unallocated(a)	481	334	1,321	934
Total depreciation and amortization	$3,892	$2,907	$9,698	$8,440
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2024	2023
Capital expenditures
West	$9,132	$6,840
East	1,829	1,975
Southeast	756	1,273
Corporate and unallocated	4,974	4,034
Total capital expenditures	$16,691	$14,122
The following table presents assets by segment as of June 30, 2024 and September 30, 2023:

in thousands	June 30, 2024	September 30, 2023
Assets
West	$1,220,127	$994,597
East	477,204	356,020
Southeast	391,874	320,430
Corporate and unallocated(a)	505,341	739,986
Total assets	$2,594,546	$2,411,033
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
Mortgage rate fluctuations, an increase in new home inventory, and weaker market sentiment led to softer sales performance in the fiscal third quarter. Our strategic decision to not prioritize price concessions and higher closing cost incentives as primary sales tools also contributed to the slower sales pace. We are currently transitioning to Zero Energy Ready homes, and we believe these homes should command a premium compared to our previous series, driven by their innovative designs, superior quality, and durable construction. While we have committed that 100% of our starts will be Zero Energy Ready homes by the end of 2025, we are substantially ahead of schedule with 93% of our starts being built to this standard during the quarter ended June 30, 2024. From a product perspective, we are committed to delivering differentiated, high-quality homes in desirable locations.
Although we expect uncertainty around mortgage interest rates in near-term market conditions to persist, we are optimistic in the long-term outlook of the housing market, anchored by supply and demand factors at a macro level. Both the shortfalls in new home production over the past decade and the lock-in effect of higher mortgage rates have contributed to a tight supply, and demand for housing remains resilient characterized by low unemployment and wage growth, although limited by affordability and interest rate volatility.
Looking ahead to fiscal 2025, our focus remains on positioning our business for durable long-term growth. Our long-term strategic business objectives encompass expanding our active communities to over 200 by the end of fiscal 2026, reducing our net debt to net capitalization ratio below 30% by the end of fiscal 2026, and reaching our target of 100% of home starts as Zero Energy Ready by the end of the calendar year 2025. We believe we are making progress to achieve all of the goals. With a strong balance sheet, ample liquidity, and a focused sales strategy, we believe we are well-equipped to navigate the evolving market dynamics as we continue to make strides in achieving our long-term strategic objectives.
Overview of Results for Our Fiscal Third Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended June 30, 2024 and a comparison to the quarter ended June 30, 2023:
•During the quarter ended June 30, 2024, our average active community count of 146 was up 17.2% from 124 in the prior year quarter. This marks the ninth consecutive quarter of year-over-year growth in community count as we work towards our goal of reaching more than 200 active communities by the end of fiscal 2026. We invested $201.1 million in land acquisition and land development during the quarter ended June 30, 2024, representing an increase of 52.7% compared to $131.6 million in land spend during the quarter ended June 30, 2023.
•During the quarter ended June 30, 2024, sales per community per month was 2.4 compared to 3.2 in the prior year quarter, and our net new orders were 1,070, down 10.8% from 1,200 in the prior year quarter. We experienced softer sales performance in various sub-markets due to weaker market sentiment as well as our strategic decision to not prioritize price concessions and higher closing cost incentives as primary sales tools. We are committed to delivering differentiated, high-quality homes in desirable locations.
•As of June 30, 2024, our land position included 28,365 controlled lots, up 24.9% from 22,719 as of June 30, 2023. Excluding land held for future development and land held for sale lots, we controlled 27,822 active lots, up 26.1% from a year ago. The majority of the growth in controlled lots was through the usage of lot option agreements, which allow us to position for future growth while providing the flexibility to respond market conditions. As of June 30, 2024, we had 15,434 lots, or 55.5% of our total active lots, under option agreements as compared to 11,510 lots, or 52.2% of our total active lots, under option agreements as of June 30, 2023.
•Our Average Selling Price (ASP) for homes closed during the quarter ended June 30, 2024 was $505.3 thousand, down 1.1% from $510.8 thousand in the prior year quarter. The decrease in closing ASP was attributed to changes in product and community mix, as well as our effort to address new home affordability challenges by altering our product strategy in certain markets through reduction of homes sizes and/or features included in our base price.

•Homebuilding gross margin for the quarter ended June 30, 2024 was 17.3%, down from 20.2% compared to the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended June 30, 2024, was 20.3%, down from 23.4% in the prior year quarter. The decrease in homebuilding gross margin compared to the prior year quarter was primarily due to increased share of speculative home closings which generally have lower margins than "to be built" homes, changes in product and community mix, and an increase in closing cost incentives. If market conditions deteriorate due to unfavorable mortgage rate movements, gross margin may be compressed in the future.
•SG&A for the quarter ended June 30, 2024 was 11.9% of total revenue, up from 11.5% in the prior year quarter. The increase in SG&A as a percentage of total revenue compared to the prior year quarter was primarily due to higher commissions expense and higher sales and marketing costs as we prepare for new community activations. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three and nine months ended June 30, 2024 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2024	2023	2024	2023
Revenue:
Homebuilding	$589,643	$570,535	$1,509,198	$1,556,626
Land sales and other	6,039	2,009	14,842	4,754
Total	$595,682	$572,544	$1,524,040	$1,561,380
Gross profit:
Homebuilding	$101,983	$115,493	$278,700	$302,195
Land sales and other	1,321	1,251	4,187	3,213
Total	$103,304	$116,744	$282,887	$305,408
Gross margin:
Homebuilding(a)	17.3%	20.2%	18.5%	19.4%
Land sales and other(b)	21.9%	62.3%	28.2%	67.6%
Total	17.3%	20.4%	18.6%	19.6%
Commissions	$21,233	$19,473	$52,764	$51,883
General and administrative expenses (G&A)	$49,655	$46,464	$135,645	$129,891
SG&A (commissions plus G&A) as a percentage of total revenue	11.9%	11.5%	12.4%	11.6%
G&A as a percentage of total revenue	8.3%	8.1%	8.9%	8.3%
Depreciation and amortization	$3,892	$2,907	$9,698	$8,440
Operating income	$28,524	$47,900	$84,780	$115,194
Operating income as a percentage of total revenue	4.8%	8.4%	5.6%	7.4%
Effective tax rate(c)	8.3%	12.5%	10.5%	13.1%
Inventory impairments and abandonments	$200	$315	$200	$616
Loss on extinguishment of debt, net	$—	$(18)	$(437)	$(533)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 20.3% and 23.4% for the three months ended June 30, 2024 and 2023, respectively, and 21.4% and 22.6% for the nine months ended June 30, 2024 and 2023, respectively. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
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

Reconciliation of Net Income (GAAP) to Adjusted EBITDA (Non-GAAP)
Reconciliation of Adjusted EBITDA (a non-GAAP financial measure) to total company net income, the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing core operating results and underlying business trends by eliminating many of the differences in companies' respective capitalization, tax position, level of impairments, and other non-recurring items. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.
The following table reconciles our net income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30,(a)
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23	2024	2023	24 vs 23
Net income (GAAP)	$27,210	$43,817	$(16,607)	$88,109	$102,855	$(14,746)	$143,865	$189,678	$(45,813)
Expense from income taxes	2,453	6,241	(3,788)	10,373	15,466	(5,093)	18,843	39,050	(20,207)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	17,267	17,504	(237)	44,528	48,570	(4,042)	64,447	74,086	(9,639)
EBIT (Non-GAAP)	46,930	67,562	(20,632)	143,010	166,891	(23,881)	227,155	302,814	(75,659)
Depreciation and amortization	3,892	2,907	985	9,698	8,440	1,258	13,456	12,699	757
EBITDA (Non-GAAP)	50,822	70,469	(19,647)	152,708	175,331	(22,623)	240,611	315,513	(74,902)
Stock-based compensation expense	2,474	1,989	485	5,536	5,247	289	7,564	7,210	354
Loss on extinguishment of debt	—	18	(18)	437	533	(96)	450	146	304
Inventory impairments and abandonments(b)	200	315	(115)	200	616	(416)	225	2,205	(1,980)
Gain on sale of investment(c)	—	—	—	(8,591)	—	(8,591)	(8,591)	—	(8,591)
Severance expenses	—	—	—	—	335	(335)	—	335	(335)
Adjusted EBITDA (Non-GAAP)	$53,496	$72,791	$(19,295)	$150,290	$182,062	$(31,772)	$240,259	$325,409	$(85,150)
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

Reconciliation of Total Debt to Total Capitalization Ratio (GAAP) to Net Debt to Net Capitalization Ratio (Non-GAAP)
Reconciliation of net debt to net capitalization ratio (a non-GAAP financial measure) to total debt to total capitalization ratio, the most directly comparable GAAP measure, is provided for each period below. Management believes that net debt to net capitalization ratio is useful in understanding the leverage employed in our operations and as an indicator of our ability to obtain financing. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

in thousands	As of June 30, 2024	As of June 30, 2023
Total debt (GAAP)	$1,069,408	$981,128
Stockholders' equity (GAAP)	1,178,315	1,044,785
Total capitalization (GAAP)	$2,247,723	$2,025,913
Total debt to total capitalization ratio (GAAP)	47.6%	48.4%

Total debt (GAAP)	$1,069,408	$981,128
Less: cash and cash equivalents (GAAP)	73,212	276,125
Net debt (Non-GAAP)	996,196	705,003
Stockholders' equity (GAAP)	1,178,315	1,044,785
Net capitalization (Non-GAAP)	$2,174,511	$1,749,788
Net debt to net capitalization ratio (Non-GAAP)	45.8%	40.3%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2024	2023	24 vs 23	2024	2023
West	715	705	1.4%	17.1%	17.8%
East	250	251	(0.4)%	18.8%	17.4%
Southeast	105	244	(57.0)%	27.6%	9.3%
Total	1,070	1,200	(10.8)%	18.6%	16.1%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2024	2023	24 vs 23	2024	2023
West	2,108	1,584	33.1%	15.9%	24.2%
East	685	667	2.7%	15.6%	19.1%
Southeast	399	612	(34.8)%	18.7%	16.7%
Total	3,192	2,863	11.5%	16.2%	21.5%
Net new orders for the quarter ended June 30, 2024 decreased to 1,070, down 10.8% from the quarter ended June 30, 2023. The decrease in net new orders compared to the prior year quarter was driven by a 23.9% decrease in sales pace from 3.2 orders per community per month in the prior year quarter to 2.4, partially offset by a 17.2% increase in average active community count from 124 in the prior year quarter to 146.
Net new orders for the nine months ended June 30, 2024 increased to 3,192, up 11.5% from the nine months ended June 30, 2023. The year-over-year increase in net new orders was primarily attributed to growth in community count.
Three Months Ended June 30, 2024 as compared to 2023
West Segment: Net new orders for the quarter ended June 30, 2024 was 715, up 1.4% from the quarter ended June 30, 2023. The increase in net new orders compared to the prior year quarter was driven by a 23.4% increase in average active community count from 77 in the prior year quarter to 95, partially offset by a 19.4% decrease in sales pace from 3.1 orders per community per month in the prior year quarter to 2.5.
East Segment: Net new orders for the quarter ended June 30, 2024 was 250, down 0.4% from the quarter ended June 30, 2023. The slight decrease in net new orders compared to the prior year quarter was driven by a 29.7% decrease in sales pace from 3.7 orders per community per month in the prior year quarter to 2.6, partially offset by a 45.5% increase in average active community count from 22 in the prior year quarter to 32.
Southeast Segment: Net new orders for the quarter ended June 30, 2024 decreased to 105, down 57.0% from the quarter ended June 30, 2023. The decrease in new orders compared to the prior year quarter was driven by a 40.6% decrease in sales pace from 3.2 orders per community per month in the prior year quarter to 1.9 and a 28.0% decrease in average active community count from 25 in the prior year quarter to 18. The decrease in sales pace was due to a softening in demand as well as higher cancellation rates in various sub-markets.
Nine Months Ended June 30, 2024 as compared to 2023
West Segment: Net new orders for the nine months ended June 30, 2024 increased to 2,108, up 33.1% from the nine months ended June 30, 2023. The increase in net new orders was driven by a 24.7% increase in average active community count from 73 to 91 and an 8.3% increase in sales pace from 2.4 orders per community per month to 2.6.
East Segment: Net new orders for the nine months ended June 30, 2024 increased to 685, up 2.7% from the nine months ended June 30, 2023. The increase in net new orders was driven by a 20.8% increase in average active community count from 24 to 29, partially offset by a 16.1% decrease in sales pace from 3.1 orders per community per month to 2.6.
Southeast Segment: Net new orders for the nine months ended June 30, 2024 decreased to 399, down 34.8% from the nine months ended June 30, 2023. The decrease in net new orders was driven by a 19.2% decrease in average active community count from 26 to 21 and a 19.2% decrease in sales pace from 2.6 orders per community per month to 2.1.

The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023	24 vs 23
Backlog Units:
West	1,292	1,066	21.2%
East	417	433	(3.7)%
Southeast	240	442	(45.7)%
Total	1,949	1,941	0.4%
Aggregate dollar value of homes in backlog (in millions)	$1,046.5	$1,009.8	3.6%
ASP in backlog (in thousands)	$536.9	$520.3	3.2%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of June 30, 2024 increased 3.6% compared to June 30, 2023 due to a 3.2% increase in the ASP of homes in backlog and a 0.4% increase in backlog units. The increase in backlog ASP compared to prior year quarter was primarily due to changes in product and community mix as well as price appreciation in a number of submarkets. The decrease in backlog units in the Southeast was primarily driven by a softening in sales pace and a decrease in average active community count.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$365,906	$326,883	11.9%	$502.6	$515.6	(2.5)%	728	634	14.8%
East	121,239	132,863	(8.7)%	505.2	525.2	(3.8)%	240	253	(5.1)%
Southeast	102,498	110,789	(7.5)%	515.1	481.7	6.9%	199	230	(13.5)%
Total	$589,643	$570,535	3.3%	$505.3	$510.8	(1.1)%	1,167	1,117	4.5%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$945,179	$930,166	1.6%	$511.2	$524.0	(2.4)%	1,849	1,775	4.2%
East	304,623	338,763	(10.1)%	515.4	526.0	(2.0)%	591	644	(8.2)%
Southeast	259,396	287,697	(9.8)%	504.7	484.3	4.2%	514	594	(13.5)%
Total	$1,509,198	$1,556,626	(3.0)%	$510.9	$516.6	(1.1)%	2,954	3,013	(2.0)%
Three Months Ended June 30, 2024 as compared to 2023
West Segment: Homebuilding revenue increased by 11.9% for the three months ended June 30, 2024 compared to the prior year quarter due to a 14.8% increase in closings, partially offset by a 2.5% decrease in ASP. The increase in closings was primarily due to higher beginning backlog as well as improved construction cycle times compared to prior year quarter.
East Segment: Homebuilding revenue decreased by 8.7% for the three months ended June 30, 2024 compared to the prior year quarter due to an 5.1% decrease in closings and a 3.8% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to prior year quarter.
Southeast Segment: Homebuilding revenue decreased by 7.5% for the three months ended June 30, 2024 compared to the prior year quarter due to a 13.5% decrease in closings, partially offset by a 6.9% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to prior year quarter.
Nine Months Ended June 30, 2024 as compared to 2023
West Segment: Homebuilding revenue increased by 1.6% for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to a 4.2% increase in closings, partially offset by a 2.4% decrease in ASP. The increase in closings was primarily due to increased spec sales as well as improved construction cycle times compared to prior year period.
East Segment: Homebuilding revenue decreased by 10.1% for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to an 8.2% decrease in closings and a 2.0% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year period.
Southeast Segment: Homebuilding revenue decreased by 9.8% nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to a 13.5% decrease in closings, partially offset by a 4.2% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year period.

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

	Three Months Ended June 30, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$75,467	20.6%	$9	$75,476	20.6%	$—	$75,476	20.6%
East	19,683	16.2%	91	19,774	16.3%	—	19,774	16.3%
Southeast	21,872	21.3%	100	21,972	21.4%	—	21,972	21.4%
Corporate & unallocated(a)	(15,039)		—	(15,039)		17,267	2,228
Total homebuilding	$101,983	17.3%	$200	$102,183	17.3%	$17,267	$119,450	20.3%

	Three Months Ended June 30, 2023
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$81,051	24.8%	$315	$81,366	24.9%	$—	$81,366	24.9%
East	26,053	19.6%	—	26,053	19.6%	—	26,053	19.6%
Southeast	26,039	23.5%	—	26,039	23.5%	—	26,039	23.5%
Corporate & unallocated(a)	(17,650)		—	(17,650)		17,504	(146)
Total homebuilding	$115,493	20.2%	$315	$115,808	20.3%	$17,504	$133,312	23.4%

	Nine Months Ended June 30, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$200,544	21.2%	$9	$200,553	21.2%	$—	$200,553	21.2%
East	54,181	17.8%	91	54,272	17.8%	—	54,272	17.8%
Southeast	57,212	22.1%	100	57,312	22.1%	—	57,312	22.1%
Corporate & unallocated (a)	(33,237)		—	(33,237)		44,528	11,291
Total homebuilding	$278,700	18.5%	$200	$278,900	18.5%	$44,528	$323,428	21.4%

	Nine Months Ended June 30, 2023
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$211,803	22.8%	$462	$212,265	22.8%	$—	$212,265	22.8%
East	68,636	20.3%	154	68,790	20.3%	—	68,790	20.3%
Southeast	64,525	22.4%	—	64,525	22.4%	—	64,525	22.4%
Corporate & unallocated (a)	(42,769)		—	(42,769)		48,570	5,801
Total homebuilding	$302,195	19.4%	$616	$302,811	19.5%	$48,570	$351,381	22.6%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.
Three Months Ended June 30, 2024 as compared to 2023
Our homebuilding gross profit decreased by $13.5 million to $102.0 million for the three months ended June 30, 2024, compared to $115.5 million in the prior year quarter. The decrease in homebuilding gross profit compared to the prior year quarter was primarily due to a decrease in gross margin of 290 basis points to 17.3%, partially offset by an increase in homebuilding revenue of $19.1 million. As shown in the tables above, the comparability of our gross profit and gross margin was slightly impacted by impairment and abandonment charges, which decreased by $0.1 million, and interest amortized to homebuilding cost of sales, which decreased by $0.2 million compared to the prior year quarter (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $13.9 million compared to the prior year quarter, while homebuilding gross margin decreased by 310 basis points to 20.3%. The decrease in gross margin for the three months ended June 30, 2024 compared to the prior year quarter was primarily due to increased share of speculative home closings which generally have lower margins than "to be built" homes, changes in product and community mix, and an increase in closing cost incentives.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $5.6 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 20.6%, down from 24.9% in the prior year quarter,primarily due to increased share of speculative home closings which generally have lower margins than "to be built" homes, changes in product and community mix, and an increase in closing cost incentives, partially offset by a decrease in price concessions.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $6.4 million due to lower gross margin as well as a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 16.3%, down from 19.6% in the prior year quarter, primarily due to an increase in price concessions.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $4.2 million due to a lower gross margin and a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.4%, down from 23.5% in the prior year quarter, primarily due to mix of speculative homes and "to be built" homes closed each period, changes in product and community mix, and an increase in prices concession.

Nine Months Ended June 30, 2024 as compared to 2023
Our homebuilding gross profit decreased by $23.5 million to $278.7 million for the nine months ended June 30, 2024, from $302.2 million in the prior year period. The decrease in homebuilding gross profit compared to the prior year period was primarily due to a decrease in homebuilding revenue of $47.4 million and a decrease in gross margin of 90 basis points to 18.5%. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the nine-month period was slightly impacted by impairment and abandonment charges, which decreased by $0.4 million, and interest amortized to homebuilding cost of sales, which decreased by $4.0 million year-over-year (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $28.0 million compared to the prior year period, while homebuilding gross margin decreased by 120 basis points to 21.4%. The decrease in gross margin for the nine months ended June 30, 2024 compared to the prior year period was primarily driven by changes in product and community mix, and an increase in closing cost incentives.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $11.3 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.2%, down from 22.8% in the prior year period, primarily driven by changes in product and community mix and an increase in closing cost incentives, partially offset by a decrease in price concessions.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $14.5 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 17.8%, down from 20.3% in the prior year period, primarily driven by changes in product and community mix, and an increase in closing close incentives, partially offset by a decrease in price concessions.
Southeast Segment: Compared to the prior year period, homebuilding gross profit decreased by $7.3 million due to a decrease in homebuilding revenue as well as lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 22.1%, down from 22.4% in the prior year period, primarily driven by changes in product and community mix and an increase in price concessions.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period ended June 30, 2024, our homebuilding gross margin was 19.3%. Excluding interest amortized to cost of sales and inventory impairments and abandonments, our homebuilding gross margin for the trailing 12-month period ended June 30, 2024 was 22.3%. For the same trailing 12-month period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 89 homes and 2.1% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(2.4)%
Impact of interest amortized to COS related to these communities	2.7%
Pre-impairment turn gross margin, excluding interest amortization	0.3%
Impact of impairment turns	21.8%
Gross margin (post impairment turns), excluding interest amortization	22.1%
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$3,453	$1,464	$1,989	$874	$810	$64
East	2,326	233	2,093	253	189	64
Southeast	260	312	(52)	194	252	(58)
Total	$6,039	$2,009	$4,030	$1,321	$1,251	$70

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$8,611	$3,409	$5,202	$2,252	$2,164	$88
East	5,563	594	4,969	1,464	463	1,001
Southeast	668	751	(83)	471	586	(115)
Total	$14,842	$4,754	$10,088	$4,187	$3,213	$974
For the three months ended June 30, 2024, land sales and other revenue increased by $4.0 million to $6.0 million, and land sales and other gross profit remained relatively flat at $1.3 million compared to the prior year quarter. For the nine months ended June 30, 2024, land sales and other revenue increased by $10.1 million to $14.8 million, and land sales and other gross profit increased by $1.0 million to $4.2 million compared to the prior year period. Period-over-period fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit are primarily impacted by the profitability of individual land and lot sale transactions as well as the volume of our title examinations operations. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$45,582	$55,629	$(10,047)	$119,951	$138,499	$(18,548)
East	9,158	16,415	(7,257)	27,796	41,921	(14,125)
Southeast	12,755	16,930	(4,175)	32,848	39,126	(6,278)
Corporate and unallocated(a)	(38,971)	(41,074)	2,103	(95,815)	(104,352)	8,537
Operating income	$28,524	$47,900	$(19,376)	$84,780	$115,194	$(30,414)
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
Our operating income decreased by $19.4 million to $28.5 million for the three months ended June 30, 2024, compared to operating income of $47.9 million for the three months ended June 30, 2023. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit, higher sales and marketing costs, and higher commissions expense on higher homebuilding revenue. SG&A as a percentage of total revenue increased by 40 basis points compared to the prior year quarter, from 11.5% to 11.9%, primarily due to higher commissions expense and higher sales and marketing costs as we prepare for new community activations.
Our operating income decreased by $30.4 million to $84.8 million for the nine months ended June 30, 2024, compared to operating income of $115.2 million for the nine months ended June 30, 2023. This decrease compared to the prior year period was primarily due to the previously discussed decrease in gross profit and higher sales and marketing costs. SG&A as a percentage of total revenue increased by 80 basis points compared to the prior year period, from 11.6% to 12.4%, primarily due to slightly higher commissions expense as well as higher sales and marketing costs as we prepare for new community activations.
Three Months Ended June 30, 2024 as compared to 2023
West Segment: The $10.0 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, higher commissions expense on higher homebuilding revenue in the segment, higher sales and marketing costs, and higher other G&A expenses in the segment.
East Segment: The $7.3 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, and higher sales and marketing costs in the segment.
Southeast Segment: The $4.2 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed while total SG&A expense remained relatively flat in the segment.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2024, corporate and unallocated net expenses decreased by $2.1 million from the prior year quarter primarily due to lower amortization of capitalized indirect costs to cost of sales.
Nine Months Ended June 30, 2024 as compared to 2023
West Segment: The $18.5 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher sales and marketing expenses, higher other G&A expenses, and higher commissions expense on higher homebuilding revenue in the segment.
East Segment: The $14.1 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, and higher sales and marketing expenses, partially offset by lower commission expenses on lower homebuilding revenue and lower other G&A expenses in the segment.

Southeast Segment: The $6.3 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher sales and marketing expenses, partially offset by lower commissions expense on lower homebuilding revenue and lower other G&A expenses in the segment.
Corporate and Unallocated: For the nine months ended June 30, 2024, corporate and unallocated net expenses decreased by $8.5 million over the prior year period. This decrease was primarily due to lower amortization of capitalized interest and capitalized indirect costs to cost of sales on lower closings and homebuilding revenue.
Below operating income, we had three noteworthy fluctuations for the nine months ended June 30, 2024 compared to the prior periods. Specifically, (1) within other income, net, we recognized a gain on sale of investment of $8.6 million during the nine months ended June 30, 2024 compared to no such transaction in the prior year periods (See the "Reconciliation of Net Income (GAAP) to Adjusted EBITDA (Non-GAAP)" section above for further discussion on this transaction) and (2) within other income, net, we experienced a year-over-year increase in interest income due to higher interest rates on cash balances.
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
We recognized income tax expense from continuing operations of $2.5 million and $10.4 million for the three and nine months ended June 30, 2024, respectively, compared to $6.2 million and $15.5 million for the three and nine months ended June 30, 2023, respectively. Income tax expense for the nine months ended June 30, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current year, the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, and stock-based compensation activity in the period. Income tax expense for the nine months ended June 30, 2023 was primarily driven by income tax expense on earnings from continuing operations, permanent differences, and the discrete tax expense related to stock-based compensation activity in the period, partially offset by the discrete tax benefits related to the generation of additional energy efficiency tax credits for homes closed in prior periods and interest received with the refund of our alternative minimum tax credit. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2024	2023
Net cash (used in) provided by operating activities	$(322,981)	$95,832
Net cash used in investing activities	(23,875)	(21,819)
Net cash provided by (used in) financing activities	69,003	(10,176)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(277,853)	$63,837
Operating Activities
Net cash used in operating activities was $323.0 million for the nine months ended June 30, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $412.7 million resulting from land acquisition, land development and house construction spending, and a net increase in non-inventory working capital balances of $15.7 million. This was partially offset by cash inflows from income before income taxes of $98.5 million, which included $6.9 million of non-cash charges.

Net cash provided by operating activities was $95.8 million for nine months ended June 30, 2023. Net cash provided by operating activities during the period was primarily driven by cash inflows from income before income taxes of $118.3 million, which included $16.0 million of non-cash charges. This was partially offset by a net increase in non-inventory working capital balances of $37.3 million and an increase in inventory of $1.2 million resulting from land acquisition, land development and house construction spending.
Investing Activities
Net cash used in investing activities was $23.9 million for the nine months ended June 30, 2024, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.
Net cash used in investing activities was $21.8 million for the nine months ended June 30, 2023, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.
Financing Activities
Net cash provided by financing activities was $69.0 million for the nine months ended June 30, 2024, primarily driven by inflows from the issuance of the 2031 Notes and borrowings from our Unsecured Facility, partially offset by outflows from redemption of our 2025 Notes, debt issuance costs related to the 2031 Notes and extension of the term of our Unsecured Facility (see Note 6), repurchases of common stock, and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $10.2 million for the nine months ended June 30, 2023, primarily driven by the repurchase of a portion of our 2025 Notes, debt issuance costs for the Unsecured Facility, and tax payments for stock-based compensation awards vesting.
Financial Position
As of June 30, 2024, our liquidity position consisted of $73.2 million in cash and cash equivalents and $255.0 million of remaining capacity under the Unsecured Facility, compared to $276.1 million in cash and cash equivalents and $265.0 million of remaining capacity under the Unsecured Facility as of June 30, 2023. Meanwhile, we invested $201.1 million and $131.6 million in land acquisition and land development during quarters ended June 30, 2024 and June 30, 2023, respectively.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $300.0 million. As of June 30, 2024, we had $45.0 million in borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining capacity of $255.0 million.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $34.9 million of outstanding letters of credit under these facilities.
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
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program has no expiration date. The Company repurchased 455 thousand shares of its common stock for $12.9 million at an average price per share of $28.41 during the three and nine months ended June 30, 2024 through open market transactions. No share repurchases were made during fiscal year 2023. All shares have been retired upon repurchase. The aggregate reduction to stockholders' equity related to share repurchases during the three and nine months ended June 30, 2024 was $12.9 million. As of June 30, 2024, the remaining availability of the share repurchase program was $28.9 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and nine months ended June 30, 2024 or 2023.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of June 30, 2024, we controlled 28,365 lots, which includes 272 lots of land held for future development and 271 lots of land held for sale. Of the 27,822 active lots, we controlled 15,434 of these lots, or 55.5%, through option agreements, as compared to 11,510 active lots controlled, or 52.2% of our total active lots, through option agreements as of June 30, 2023. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $206.4 million as of June 30, 2024. The total remaining purchase price, net of cash deposits, committed under all options was $1.20 billion as of June 30, 2024. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $34.9 million and $265.9 million, respectively, as of June 30, 2024, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2023 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2024 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2024, we had variable rate debt outstanding totaling approximately $75.9 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2024 was $957.9 million, compared to a carrying amount of $948.5 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $957.9 million to $997.8 million as of June 30, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company's common stock repurchases during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
April 1 - April 30, 2024	—	$—	—	$41,840,522
May 1 - May 31, 2024	455,436	$28.41	455,436	$28,903,261
June 1 - June 30, 2024	—	$—	—	$28,903,261
Total	455,436	$28.41	455,436	$28,903,261
(a) In May 2022, the Company's Board of Directors approved the share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program has no expiration date. As of June 30, 2024, the remaining availability of the share repurchase program was $28.9 million.

Item 5. Other Information
Leadership Matters
On August 1, 2024, the Company announced that Keith L. Belknap, the Company’s Executive Vice President, General Counsel and Corporate Secretary, will retire from the Company on September 30, 2024. In connection with Mr. Belknap’s retirement, Mr. Belknap stepped down from his role as the Company’s Executive Vice President, General Counsel and Corporate Secretary effective as of July 31, 2024. Following his retirement, Mr. Belknap will serve as a consultant to the Company through December 31, 2024 to assist in an orderly transition.
In connection with Mr. Belknap’s retirement, the Company entered into a Letter Agreement (the “Letter Agreement”) with Mr. Belknap, dated as of July 31, 2024. Except as set forth in the Letter Agreement, Mr. Belknap will be treated as retirement eligible in accordance with his Severance and Change-in-Control Agreement, dated as of September 18, 2018, and his applicable award agreements entered into under the Company’s Amended and Restated 2014 Long-Term Incentive Plan. The foregoing summary of the terms of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.
On August 1, 2024, the Company also announced that Michael Dunn, age 46, was appointed as the Company’s Senior Vice President, General Counsel and Corporate Secretary, in addition to his duties as Compliance Officer, effective as of August 1, 2024. Mr. Dunn has served as the Company’s Deputy General Counsel since January 2023. Mr. Dunn previously served as the Company’s Assistant General Counsel from March 2015 to January 2023 and has served as its Compliance Officer since January 2020.

On August 1, 2024, the Company also announced that John J. Kelley III has been appointed to the Company’s Board of Directors (the “Board”), effective as of August 1, 2024. The Board has determined that Mr. Kelley is “independent” under the New York Stock Exchange listing standards and the Company’s Corporate Governance Guidelines. The committee assignments for Mr. Kelley have not been determined at the time of the filing of this Form 10-Q.
Mr. Kelley will participate in and receive the same compensation as other non-employee directors of the Company under the Company’s current non-employee director compensation program described in the Company’s proxy statement filed with the SEC on December 21, 2023. In addition, Mr. Kelley will enter into the Company’s standard indemnification agreement, the form of which is attached as Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on November 16, 2023.
There is no arrangement or understanding between Mr. Kelley and any other persons pursuant to which Mr. Kelley was selected as a director, and Mr. Kelley does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

10.1*	Letter Agreement dated July 31, 2024

22.1	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22.1 of the Company's Form 10-Q filed on May 1, 2024)

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2024	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer