Form 10-K
period 2024-09-30
BEAZER HOMES USA INC
filed 2024-11-13
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2024, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $979,468,319.

Class	Outstanding at November 8, 2024
Common Stock, $0.001 par value	31,050,227

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2024.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A – Risk Factors of this Form 10-K for the fiscal year ended September 30, 2024. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•the cyclical nature of the homebuilding industry and deterioration in homebuilding industry conditions;
•economic changes nationally and in local markets, including increases in the number of foreclosures and wage levels, both of which are outside our control and may impact consumer confidence and affect the affordability of, and demand for, the homes we sell;
•elevated mortgage interest rates for prolonged periods, as well as further increases to, and reduced availability of, mortgage financing due to, among other factors, additional actions by the Federal Reserve to address inflation;
•financial institution disruptions, such as the lingering effects of bank failures that spiked in 2023;
•supply chain challenges negatively impacting our homebuilding production, including shortages of raw materials and other critical components such as windows, doors, and appliances;
•our ability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;
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

•changes in tax laws or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as the IRS's guidance regarding heightened qualification requirements for federal credits for building energy-efficient homes;
•increased competition or delays in reacting to changing consumer preferences in home design;
•natural disasters or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;
•shortages of or increased costs for labor used in housing production, including as a result of federal or state legislation, and the level of quality and craftsmanship provided by such labor;
•terrorist acts, protests and civil unrest, political uncertainty (including as a result of the 2024 election cycle), acts of war or other factors over which the Company has no control, such as the conflict between Russia and Ukraine, the conflict in Gaza, and other conflicts in the Middle East;
•potential negative impacts of public health emergencies and lingering impacts of past pandemics;
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
•the impact of information technology failures, cybersecurity issues or data security breaches, including cybersecurity incidents deploying evolving artificial intelligence tools and incidents impacting third-party service providers that we depend on to conduct our business;
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
Long-Term Business Strategy
We continue to execute against our long-term balanced growth strategy, which is characterized by growing profitability, improving balance sheet efficiency, and generating returns above our cost of capital. This strategy provides us with the flexibility to reduce leverage through debt reduction, increase return of capital to investors through stock repurchases, or increase investment in land and other operating assets in response to changing market conditions.
We remain committed to this balanced growth strategy, which is designed to increase shareholder value by improving our return on assets while reducing operational risk and financial leverage. For fiscal 2025, we continue to focus on our three multi-year strategic goals as part of our balanced growth strategy:
•reaching more than 200 active communities by the end of fiscal 2026,
•reducing our net debt to net capitalization ratio to below 30% by the end of fiscal 2026, and
•fulfilling our commitment that by the end of calendar year 2025, every home we start will be Zero Energy Ready, which is discussed further below.
Differentiating Beazer Homes
We know that our buyers have many choices when purchasing a home. Beazer Homes is a builder of choice for homebuyers who recognize the built-in value of a new home. Through our three strategic differentiators discussed below, we deliver quality homes with energy efficiency for real savings, improved indoor air quality for healthier living, and superior comfort that homebuyers will appreciate long after they move in. We take pride in offering customers unmatched value throughout the entire homebuilding experience.
Mortgage Choice – Most of our buyers need to arrange financing in order to purchase a new home. Unlike many of our major competitors, we have no ownership or other interest in a mortgage company, which allows us to partner with our customers to help them get the most competitive interest rates, fees and service levels available. For every Beazer community, we identify Choice Lenders, who are selected for their ability to provide a comprehensive array of products and programs, meet our high customer service standards, and willingness to compete to earn our customer’s business. We then provide our customers with an industry-leading online comparison tool that helps them easily compare multiple mortgage offers from Choice Lenders and other lenders side-by-side.
Choice Plans® – Every family lives in their home differently, which is why we created Choice Plans. Choice Plans provide our buyers with more floor plan flexibility at no additional cost. For example, buyers of to-be-built homes can typically choose between two different configurations in the kitchen and in the primary baths. Offering these pre-designed floor plan alternatives allows us to offer fewer plans, which improves efficiency and reduces cost while creating living areas that match an individual buyer's lifestyle.
Surprising Performance – We place an emphasis on building high-quality homes and delivering outstanding customer experience. Our team is hyper-focused on including premium materials and high-caliber construction processes designed to increase performance and efficiency. All Beazer homes are designed and built to provide Surprising Performance, which means giving our homeowners more quality and more comfort from the moment they move in and saving them money every month. We deliver these benefits through our people, materials, and process. Some examples of these benefits are as follows:

•We remain dedicated to continually enhancing the energy efficiency of our homes in support of our industry-first pledge that, by the end of calendar year 2025, every new home we start will be Zero Energy Ready, which means it will meet the requirements of the U.S. Department of Energy's (DOE) Zero Energy Ready HomeTM program and have a HERS® index score (before any benefit of renewable energy production) of 45 or less. During fiscal 2024, we accelerated our transition to Zero Energy Ready homes with 91% of our fiscal fourth quarter new home starts being built to Zero Energy Ready standards. Notably, Beazer Homes has now certified more Zero Energy Ready homes to the DOE's Single Family National Program requirements than any other home builder.
•All of our homes are also built to the latest ENERGY STAR® standards, and we provide buyers with an energy rating (HERS® index score) for their home, completed by a qualified third-party rating company. According to the Residential Energy Services Network (RESNET), the developer of the HERS® index, used homes typically have a HERS® index score (on a scale in which a lower score is better) of 130 and homes built to the same standard as the HERS® Reference Home (equivalent to the 2006 International Energy Conservation Code) have a HERS® index score of 100. For the year ended September 30, 2024, new Beazer homes had an average HERS® index score of 42, a seven point improvement from 49 for the year ended September 30, 2023. We also consistently report our average HERS Index Scores as “gross” scores, setting a more rigorous standard by excluding any benefit of renewable energy technologies.
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
Reportable Business Segments
Our active homebuilding operations consist of the design, sale, and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)
West:
Arizona	Phoenix
California	Riverside-San Bernardino, Sacramento, San Diego
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston, San Antonio
East:
Indiana	Indianapolis
Maryland/Delaware	Baltimore, Salisbury, Washington D.C.
Tennessee	Nashville
Virginia	Washington D.C.
Southeast:
Florida	Orlando
Georgia	Atlanta
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
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
We cater to the 55+ home buyer category through our Gatherings® branded offerings by providing quality, lower-maintenance homes for those seeking to live in an active adult community. In 2016, Gatherings® by Beazer Homes was officially introduced across several markets within Beazer's geographic footprint through age restricted condominiums. In addition to condominiums, the Gatherings® brand also includes villas, duets, and single-family homes.
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
Our practice is to build, decorate, furnish, and landscape model homes for each community we build and maintain on-site sales offices. As of September 30, 2024, we maintained and owned 250 model homes. We believe that model homes play a particularly important role in our selling efforts, and we are continuously innovating within our model homes to provide a unique, memorable, and hands-on experience, including digital kiosks, interactive site maps/plans, interactive magnetic floor plan boards, interactive cutaway homes, interactive Surprising Performance rooms, signage, and more. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from sales offices located in the model homes used in the community) as well as through independent brokers. Our new home counselors are available to assist prospective homebuyers by providing them with floor plans, pricing information, tours of model homes, the community's unique selling proposition, detailed explanations of our differentiators as discussed above, and associated savings opportunities. Sales personnel are trained internally through a structured training program focused on sales techniques, product familiarity, competitive products in the area, construction schedules, and Company policies around compliance, resulting in a sales force with extensive knowledge of our operating policies and housing products. Sales personnel must be licensed real estate agents where required by law.
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

We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake, or the grantor of the option then undertakes in the case of land under option, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. In some transactions, land bankers take title to the land at closing subject to agreements which obligate us to perform all development activities (which may be reimbursed by the land bankers) with respect to the land and provide us with an option to purchase the finished lots. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2024 and 2023, we continued to pursue land acquisition opportunities and develop our land positions, spending $507.8 million and $384.2 million, respectively, for land acquisition and $268.7 million and $188.8 million, respectively, for land development.
Option Agreements
We acquire certain lots by means of option agreements from various sellers and developers, including land banking entities. Option agreements generally require the payment of a cash deposit or issuance of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price.
Under option agreements, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option agreements is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $227.8 million as of September 30, 2024. The total remaining purchase price, net of cash deposits, committed under all land option agreements was $1.46 billion as of September 30, 2024.
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
The following table summarizes land controlled by us by reportable segment as of September 30, 2024:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	162	242	215	—	—	619	356	975
California	312	92	134	—	15	553	1,543	2,096
Nevada	240	252	119	66	—	677	704	1,381
Texas	961	2,180	1,604	—	310	5,055	5,960	11,015
Total West	1,675	2,766	2,072	66	325	6,904	8,563	15,467
East
Indiana	94	212	368	—	—	674	696	1,370
Maryland/Delaware	209	383	171	—	2	765	1,265	2,030
New Jersey	—	—	—	117	—	117	—	117
Tennessee	177	295	256	—	—	728	2,077	2,805
Virginia	78	59	—	—	1	138	684	822
Total East	558	949	795	117	3	2,422	4,722	7,144
Southeast
Florida	97	28	532	—	—	657	1,027	1,684
Georgia	70	139	313	—	—	522	943	1,465
North Carolina	44	74	595	21	—	734	174	908
South Carolina	121	143	808	68	34	1,174	696	1,870
Total Southeast	332	384	2,248	89	34	3,087	2,840	5,927
Total	2,565	4,099	5,115	272	362	12,413	16,125	28,538
(a) This category represents lots upon which construction of a home has commenced, including model homes.

The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2024:

in thousands	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$531,254	$3,483	$17,110
East	230,756	10,888	1,300
Southeast	261,178	5,508	676
Total	$1,023,188	$19,879	$19,086
Backlog
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders (new orders less cancellations) generated during the current period minus the number of homes closed during the current period.
The following table summarizes units and dollar value in backlog by reportable segment as of September 30, 2024, 2023 and 2022. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	As of September 30,
	2024		2023		2022
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	965	$513.3	1,033	$535.3	1,257	$711.6
East	315	184.1	323	174.7	410	223.7
Southeast	202	99.7	355	176.3	424	209.6
Total Company	1,482	$797.2	1,711	$886.4	2,091	$1,144.9
Average selling price (ASP) in backlog (in thousands)		$537.9		$518.0		$547.5
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
Agreements with our subcontractors and materials suppliers are generally entered into after a competitive bidding process during which we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us in accordance with the specifications we provide. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. We do not maintain significant inventories of construction materials, except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business. While such materials and services generally have been, and continue to be available, from time to time, supply chain disruptions may occur due to material and labor shortages, such as the widespread supply chain disruptions we experienced throughout fiscal 2022. In addition, material prices may fluctuate due to various factors, including demand or supply shortages and the price of certain commodities, which may be beyond the control of us or our vendors. When it is economically advantageous, we enter into regional and national supply contracts with certain of our vendors. We believe that we maintain positive and productive relationships with our suppliers and subcontractors.
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
Customer Financing
As previously mentioned, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers through our Mortgage Choice program. Approximately 85% of our fiscal 2024 customers elected to finance a portion of their home purchase.
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
We utilize our experience within our geographic markets and the breadth of our product line to vary regional product offerings in response to changing market conditions. We strive to respond to market conditions and to capitalize on the opportunities for advantageous land acquisitions in desirable locations. Through our three strategic differentiators discussed above, our product offerings strive to provide extraordinary value at an affordable price with intentional focus on Millennials and Baby Boomers because they are the two largest demographic groups of potential home buyers.
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
Human Capital Resources
As of September 30, 2024, we employed 1,158 persons, of whom 344 were sales and marketing personnel and 254 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the independent subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements.
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
We believe that our employees are critical to our continued growth and success, and competition for qualified personnel is intense across our footprint. To remain competitive, we continue to focus on attracting and retaining qualified employees and providing them with comprehensive training and continuous development. In addition, we center our employee experience on engagement and work-life balance by offering a broad range of company-paid benefits and compensation packages, such as a 12-week parental leave and an unlimited flexible time off program.
We are also deeply committed to fostering an inclusive culture where everyone feels welcome, respected, safe, and valued. As we continue to advance in this area, we are reaching across all functional and operational areas through our bi-annual Inclusion and Diversity Learning Program and our employee-driven storytelling platform, which empowers our teams to share and learn from one another’s lived experiences. Our skills-first approach remains instrumental in driving stronger representation of women, ethnic and racial minorities throughout our workforce. As of September 30, 2024, women made up approximately 43.6% of our workforce and 31.6% of our managerial employees, with ethnic and racial minorities making up approximately 28.0% of our workforce and 17.8% of our managerial employees.
Charitable Giving
Across our Company, our team members are committed to supporting causes that make a difference. From local service activities to Company-wide initiatives, giving back is a central element of our culture, championed by passionate employees and embraced by partners who share our commitment to have a positive impact on the communities we serve.
As part of our ongoing commitment to strengthen the communities we serve, we operate a wholly-owned title insurance agency, Charity Title Agency, which donates 100% of its net profits to charity. During the fiscal year ended September 30, 2024, Charity Title Agency made charitable contributions totaling $2.1 million to Beazer Charity Foundation, our Company's philanthropic arm. Beazer Charity Foundation is a non-profit entity that provides donations to unrelated national and local non-profits and is managed by current employees of the Company.
Available Information
Our Internet website address is www.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission (SEC), and are available in print to any stockholder who requests a printed copy. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). The SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

In addition, many of our corporate governance documents are available on our website at www.beazer.com. Specifically, our Audit, Finance and Development, Human Capital, and Governance Committee Charters, our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available. Each of these documents is also available in print to any stockholder who requests it.
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
Negative changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. Demand during the second half of fiscal 2023 remained relatively steady as homebuyers faced a higher rate environment and a lack of supply of existing homes. In fiscal 2024, the new home sales environment continued to be affordability-challenged, and demand is highly sensitive to fluctuations in mortgage rates. These economic conditions are out of our control and affect buyer sentiment and behavior and the demand for the homes we sell. These conditions also impact consumer confidence, upon which our business is highly dependent. Adverse changes in any of these conditions could decrease demand and pricing for our homes or result in customer cancellations of pending contracts, which could adversely affect the number of home sales we make or reduce home prices, either of which could result in a decrease in our revenues and earnings and adversely affect our financial condition and results of operations.
During downturns in the homebuilding industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders, and increased incentives for home sales. In the event of a downturn, we would likely experience a material reduction in revenues and margins and our financial condition as well as our results of operations could be adversely affected.
Because most of our customers require mortgage financing, elevated mortgage interest rates for prolonged periods and further increases in interest rates would likely negatively affect the affordability of the homes we sell. In addition, reductions in mortgage availability or increases in the effective costs of owning a home could prevent our customers from buying our homes and adversely affect our business and financial results.
Most of the purchasers of our homes finance their acquisition with mortgage financing. In the last few years, the Federal Reserve raised interest rates multiple times in response to concerns about inflation and economic uncertainties, and it may raise them again. Despite the September 2024 reduction in interest rates, future increases in interest rates could directly impact mortgage rates and increase the costs of owning a home, which could adversely affect the purchasing power of consumers. Elevated mortgage rates for prolonged periods could lower demand for the homes we sell, resulting in a decrease in our revenues and earnings and adversely affect our financial condition.
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
Operational, Legal and Regulatory Risks
An increase in cancellation rates will negatively impact our business and could lead to imprecise estimates related to homes to be delivered in the future (backlog).
Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and generally do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If industry or economic conditions deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. While cancellation rates during fiscal 2024 have remained in line with our normal historical range, significant cancellations have had, and could again in the future have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate our performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.
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
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, changes in immigration laws and trends in labor migration, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Shortages of materials can be due to certain disruptions, such as natural disasters, civil or political unrest and conflicts, trade disputes, difficulties in production or delivery or health issues like a pandemic. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters such as hurricanes or flooding as discussed more fully above. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional, and local economic and political factors. For example, government imposed tariffs and trade regulations on imported building supplies have, and in the future could have, significant impacts on the cost to construct our homes. Additionally, in 2023, Florida enacted legislation that will impose more stringent immigrant eligibility requirements. This legislation or similar legislation if adopted in other jurisdictions in which we operate, could result in labor shortages that could materially affect our operations. Such measures limit our ability to control costs, which if we are not able to successfully offset such increased costs through higher sales prices, could adversely affect our margins on the homes we build.
We may incur additional operating expenses or longer construction cycle times due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations within our markets. Additionally, any violations of such regulations could harm our reputation, thereby negatively impacting our financial condition and results of operations.
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the location of the community site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency (EPA) and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. In particular, our communities in California and Phoenix are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage.

We are subject to extensive government regulation, which could cause us to incur significant liabilities or restrict our business activities.
Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, the availability of water and matters concerning the protection of health, safety and the environment. Our operating costs may be increased by governmental regulations, such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives may be adopted in communities that have developed rapidly, which may cause delays in new home communities or otherwise restrict our business activities, resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our financial condition and results of operations.
Our activities and disclosures related to sustainability expose us to risks.
In recent years, we, along with many other companies, have been subject to increased focus and scrutiny from regulators, investors, employees and customers and other stakeholders regarding sustainability efforts, including compliance with evolving disclosure requirements. For example, the SEC has issued final rules that would require expanded disclosures related to climate change. Although these rules are currently stayed pending judicial review, if implemented as proposed, these rules would significantly increase our climate-related disclosure obligations. The State of California has also enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures, and other states are also considering similar measures. We are assessing our obligations under these proposed and enacted rules and expect that compliance could require substantial effort in the future. Standards for tracking and reporting on sustainability matters, including climate-related matters, have also not been harmonized. Changes to these standards could require adjustments to our accounting or operational policies, as well as updates to our existing systems to meet these reporting obligations. We will therefore likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure approaches, frameworks and requirements.
Our 2023 Sustainability Report is available on our website. If our sustainability practices or disclosures do not meet, or are perceived not to meet, evolving regulatory, investor and other stakeholder expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure, or perceived failure, to pursue or fulfill any sustainability-focused goals, targets, or objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation. While we monitor a broad range of sustainability matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of regulators, investors, employees, customers and other stakeholders.
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
A builder’s ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations and/or repose applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us, or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, thereby negatively impacting our financial condition and results of operations.
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
We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Presently, we employ a limited array of both traditional and generative artificial intelligence (“AI”) solutions for certain functions for our operations. It is conceivable that we might integrate further AI solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. AI programs can incur significant costs and demand substantial expertise for development, pose challenges in setup and management, and necessitate periodic updates. Competitors or other entities may integrate AI into their information systems and business operations more swiftly or effectively than us, potentially impairing our competitive edge and negatively impacting our financial performance.

Our computer systems, including our back-up systems and portable electronic devices, and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches including malware and phishing, cyberattacks, natural disasters, usage errors by our employees or contractors, and other related risks. As part of our normal business activities, we collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We share some of this information with third parties who assist us with certain aspects of our business. A significant and extended disruption of, or breach of, security related to our computer systems and back-up systems may result in business disruption, damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information, and require us to incur significant expense to remediate or otherwise resolve these issues including financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs and other competitive disadvantages. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information systems frequently change. For example, the deployment of evolving AI tools used to identify vulnerabilities and create more deceptive phishing attempts have the potential to not be recognized until such attacks are launched or have been in place for a period of time. A significant cybersecurity breach or attack could have a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.
Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.
Our business could be adversely affected by unstable economic and political conditions within the United States, including the 2024 election cycle, and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine, the conflict in Gaza and other conflicts in the Middle East. While we do not have any customer or direct supplier relationships in Russia, Ukraine, or the Middle East, the current military conflicts, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.
Terrorist attacks or acts of war against the United States or increased domestic or international instability could have an adverse effect on our operations.
Adverse developments such as terrorist attacks against the United States or any outbreak or escalation of hostilities between the United States and/or any foreign power may cause disruption to the economy, our Company, our employees and our customers, which could negatively impact our financial condition and results of operations.
Our business could be materially and adversely disrupted by an epidemic or pandemic, or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.
An epidemic, pandemic, or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our financial condition and results of operations.
If a public health emergency were to emerge, we could experience material disruptions in our operating environment, impairing our ability to sell and build homes in a typical manner, or at all, due to, among other things, increased costs or decreased supply of building materials, reduced availability of subcontractors, employees, and other talent, as a result of infections or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts. This could result in our recognizing charges in future periods, which may be material, for inventory impairments or land option agreement abandonments, or both, related to our inventory assets.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net new orders, home closings, average selling prices, revenues, and profitability, and such impacts could be material to our financial condition and results of operations. Along with an increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, and/or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; or meet the terms of our covenants and other requirements under our various debt obligations including but not limited to the Senior Unsecured Revolving Credit Facility, indentures for our senior and junior notes, land contracts due to land sellers and other loans. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Financial and Liquidity Risks
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings, as well as limitations in the capital markets or adverse credit market conditions.
The Company’s credit rating and ratings on our senior notes and our current credit condition affect, among other things, our ability to access new capital, especially debt. Negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of our indentures or of any new debt. If our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
We currently have an immaterial amount of “built-in losses” in our assets, i.e., an excess tax basis over current fair market value, which may result in tax losses as such assets are sold. Those “built-in losses” could become significant in the future if market conditions worsen, and our inventory is impaired. Net operating losses and tax credits generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Any net operating losses created during or after our fiscal 2019 may be carried forward indefinitely; however, the loss can only be utilized to offset 80% of taxable income generated in a tax year. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, we experienced an “ownership change” under Section 382 as of January 12, 2010. As a result of this previous “ownership change” for purposes of Section 382, our ability to use certain net operating loss carryforwards, tax credits and built-in losses or deductions in existence prior to the ownership change was limited by Section 382. We cannot predict or control the occurrence or timing of another ownership change in the future. If another ownership change were to occur, the limitations imposed by Section 382 could result in a material amount of our net operating loss carryforwards and tax credits expiring unused and, therefore, significantly impair the future value of our deferred tax assets.
Our certificate of incorporation currently prohibits certain transfers of our common stock that could result in an ownership change. In addition, we are currently party to a rights agreement intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. In February 2022, our stockholders approved an extension of these protective provisions in our certificate of incorporation and the rights agreement, which as a result are scheduled to expire in November 2025. Neither the protective provisions nor the rights agreement offers a complete solution, and an ownership change may still occur. Additionally, the protective provisions of our certificate of incorporation may not be enforceable against all stockholders and may not prevent all stock transfers that have the potential to cause a Section 382 ownership shift, and the rights agreement may deter, but ultimately may not block all transfers of our common stock that might result in an ownership change.
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
Our goal is to allocate capital to maximize our overall long-term returns. This includes growing profitability, improving balance sheet efficiency and generating returns above our cost of capital. In addition, from time to time we may engage in bond repurchases to reduce our indebtedness and return value to our stockholders through share repurchases. If we do not properly allocate our capital, we may fail to produce optimal financial results and we may experience a reduction in stockholder value, including increased volatility in our stock price.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We maintain a cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats as part of our efforts to protect and maintain the confidentiality and security of homebuyer, customer, employee, vendor and supplier information, and non-public information about the Company, which has been strategically integrated into our enterprise risk management program to promote a company-wide culture of cyber risk awareness. The foundation of our cybersecurity program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, which includes a set of controls to prevent, detect, and respond to cybersecurity and other data security threats and incidents.
Additionally, in furtherance of detecting, identifying, and managing material cybersecurity and other data security threats, we also:
•maintain robust information security and privacy policies that are reviewed and updated on an annual basis;
•engage with a range of third-party service providers, including cybersecurity consultants, to evaluate, monitor, and test our cyber management systems and related risks;
•conduct audits, penetration tests, threat and vulnerability assessments, cybersecurity risk monitoring, and security enhancement consultations, using both internal and external resources;
•maintain and continue to evolve our Cybersecurity Incident Management program, which includes regular incident response tabletop exercises, cybersecurity-related disaster recovery and business resiliency plans, and related communications and business continuity procedures;
•conduct security assessments of third-party software products and hosting providers prior to engagement;
•implement ongoing monitoring procedures for third-party service providers’ hosted applications to ensure continued alignment with our cybersecurity standards and compliance requirements;
•provide mandatory annual security and privacy awareness training, along with monthly phishing simulations, to all of our employees. These trainings and simulations are designed to ensure employees are well-versed in the behaviors and requirements necessary to safeguard the Company's information resources; and
•maintain cyber liability insurance to protect against the financial impact of a cyber incident.
We have a dedicated team of employees managing our cybersecurity program and initiatives, led by the Company’s Chief Information Security Officer, who reports to our Chief Information Officer and brings over 20 years of experience in senior leadership roles leading information security and technology teams across private and public companies. The team works directly in consultation with internal and external advisors to execute our cybersecurity strategies.
Pursuant to our cybersecurity program, potential cybersecurity threats are classified by risk levels and threat mitigation efforts are typically prioritized based on those risk classifications, while focus also remains on maintaining the resiliency of our information systems. In the event we identify a potential cybersecurity issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, the Board of Directors, other stakeholders and law enforcement.
Our Board of Directors has ultimate oversight responsibility for risks relating to our cybersecurity program. In addition, the Audit Committee assists the Board of Directors in monitoring our cybersecurity and data security risk exposures and compliance with the Company’s cybersecurity program, and regularly makes inquiries of the Company’s management team, internal auditors and independent auditors regarding these risk exposures and compliance matters. We have also established an IT Committee, which is an ad hoc committee comprised of at least two members of the Board of Directors. The IT Committee is responsible for advising and assisting the Board of Directors in overseeing the Company’s customer relationship management and enterprise resource planning software and technology and regularly meets with the Company’s management team with respect to these initiatives.

Conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes. Like other companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. While, to date, we have not had a significant cybersecurity breach or attack that has had a material impact on our business strategy, results of operations, or financial condition, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. For more information about these and other cybersecurity risks faced by us, see Part 1. Item 1A. “Risk Factors.”
Item 2. Properties
As of September 30, 2024, we had under lease approximately 23,600 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease and own an aggregate of approximately 171,200 and 4,500 square feet of office space, respectively, for our divisional operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
Due to the nature of our business, significant amounts of property are held by us as inventory in the ordinary course of our homebuilding operations. See Note 4 of notes to the consolidated financial statements in this Form 10-K for a further discussion of our inventory.
Item 3. Legal Proceedings
Litigation
In the normal course of business, we and certain of our subsidiaries are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in pending lawsuits could result in the payment by us of substantial monetary damages that may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and our Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our financial condition, results of operations, or cash flows.
For a discussion of our legal proceedings, see Note 8 of the notes to our consolidated financial statements in this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 8, 2024, the last reported sales price of the Company's common stock on the NYSE was $33.48, and we had approximately 187 stockholders of record and 31,050,227 shares of common stock outstanding.
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2024, 2023 or 2022. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2024, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	11,150	$10.04	2,945,076
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in the fourth quarter ended September 30, 2024.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2024 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The graph assumes an investment of $100 at September 30, 2019 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
Comparison of Five Year Cumulative Total Return Assuming $100 Investment as of September 30, 2019

		September 30,
		2019	2020	2021	2022	2023	2024
◆	Beazer Homes USA, Inc.	$100.00	$88.59	$115.77	$64.90	$167.16	$229.27
■	S&P 500 Index	$100.00	$115.15	$149.70	$126.54	$153.89	$209.83
▲	S&P 500 Homebuilding Index	$100.00	$134.71	$151.29	$123.59	$199.80	$351.52
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
Executive Overview and Outlook
Market Conditions
At the outset of fiscal 2024, mortgage rates fluctuated at high levels with a notable peak in October 2023, which led to subdued housing market activity. As the first fiscal quarter progressed, mortgage rates began to decline gradually, influenced by the expectations of future interest rate reductions by the Federal Reserve. Entering the second fiscal quarter, we began to see the benefit of the mortgage rate reductions as homebuyer traffic and demand improved. We observed healthy demand and sales pace during the spring selling season, even as mortgage rates continued to modestly fluctuate. However, as we progressed through the second half of fiscal 2024, despite the downward trend in mortgage rates, many potential buyers remained hesitant amid uncertainty surrounding future interest rate cuts and economic expectations.
Home affordability remains a concern and a central risk to our industry's outcomes. We continue to adjust prices and features to align with the current market, including offering incentives. We also continue to refine our product offerings by adjusting home sizes and specification levels to address pricing and affordability concerns across each of our markets.
Although we expect uncertainty around mortgage interest rates in near-term market conditions to persist, we are optimistic in the long-term outlook of the housing market, anchored by supply and demand factors at a macroeconomic level. The shortfalls in new home production over the past decade have contributed to an underproduction of housing in the country, and demand for housing remains resilient characterized by low unemployment and wage growth, although still limited by affordability and mortgage rate volatility.
Balanced Growth Strategy
Fiscal 2024 represented continued progress towards the execution of our balanced growth strategy, which is characterized by growing profitability, improving balance sheet efficiency, and generating returns above our cost of capital. This strategy provides us with the flexibility to reduce leverage through debt reduction, increase return of capital to investors through stock repurchases, or increase investment in land and other operating assets in response to changing market conditions.
In line with our balanced growth strategy, during fiscal 2023 we established a set of multi-year strategic goals that would allow us to create significant value for our shareholders. Specifically, our three multi-year strategic goals include the following:
•increasing active communities to more than 200 by the end of fiscal 2026,
•reducing our net debt to net capitalization ratio to below 30% by the end of fiscal 2026, and
•reaching our target of 100% Zero Energy Ready home starts by the end of calendar year 2025.
During fiscal 2024, as we laid the groundwork to meet our multi-year active community count goal, we achieved significant growth, with our year-end active community count increasing by more than 20% compared to the prior year.
In March 2024, we successfully refinanced our remaining outstanding 2025 Notes of $197.9 million through the issuance of $250.0 million of Senior Notes due 2031 and extended the maturity of our Senior Unsecured Revolving Credit Facility. With a strong balance sheet and ample liquidity, we believe we are well-equipped to navigate the evolving market dynamics as we continue to make strides in reducing our net debt to net capitalization ratio.

During fiscal 2024, we also made steady progress towards our goal of reaching 100% Zero Energy Ready home starts by the end of calendar year 2025. We are substantially ahead of schedule with 91% of our home starts being built to Zero Energy Ready standards during the quarter ended September 30, 2024. Notably, Beazer Homes has now certified more Zero Energy Ready homes to the DOE's Single Family National Program requirements than any other home builder. We believe these homes should command a premium compared to our previous series, driven by their innovative designs, superior quality, and durable construction.
As we look to fiscal 2025, we expect to take further steps to achieve our multi-year strategic goals by continuing to position our business for durable long-term growth, while focusing on the appropriate balance between pursuing growth opportunities, controlling risk, and maintaining a strong liquidity position. We believe our balanced growth strategy has created and will continue to create significant value for our shareholders.
Overview of Results for Our Fiscal 2024
The following is a summary of our performance against certain key operating and financial metrics during fiscal 2024, as compared to fiscal 2023.
•As of September 30, 2024, our land position included 28,538 controlled lots, up 9.0% from 26,189 as of September 30, 2023. Our fiscal 2024 marks the fourth consecutive year of year-over-year growth in land position as we build a strong foundation to meet our active community count growth. Excluding land held for future development and land held for sale lots, we controlled 27,904 active lots, up 9.1% from the prior year. The majority of the growth in controlled lots was through the usage of lot option agreements, which allow us to position for future growth while providing the flexibility to respond to market conditions. As of September 30, 2024, we had 16,125 lots, or 57.8% of our total active lots, under option agreements as compared to 14,490 lots, or 56.7% of our total active lots, under option agreements as of September 30, 2023.
•During the fiscal year ended September 30, 2024, our average active community count of 144 was up 15.7% from 125 in the prior year. As of September 30, 2024, our ending active community count was 162, up 20.9% from 134 in the prior year. Our fiscal fourth quarter marks the tenth consecutive quarter of year-over-year growth in community count as we work towards our goal of reaching more than 200 active communities by the end of fiscal 2026. We invested $776.5 million in land acquisition and land development during the year ended September 30, 2024, representing an increase of 35.5% compared to $573.1 million in land spend during the year ended September 30, 2023.
•During the fiscal year ended September 30, 2024, sales per community per month was 2.4 compared to 2.6 in the prior year, and our net new orders were 4,221, up 9.2% from 3,866 in the prior year. The expanded average active community count allowed us to deliver higher net new orders year-over-year despite a decline in sales pace to 2.4 orders per community per month during the year ended September 30, 2024 due to elevated mortgage rates and affordability challenges.
•During the fiscal year ended September 30, 2024, we closed 4,450 homes, up 4.8%, from 4,246 in the prior year, leading to an increase in homebuilding revenue to $2.29 billion, up 4.3%, from $2.20 billion in the prior year. The increase in closings was primarily due to due to higher community count, higher volume of spec homes that sold and closed within the current year, and improved construction cycle times.
•ASP for homes closed during the fiscal year ended September 30, 2024 was $515.3 thousand, down 0.5% from $517.8 thousand in the prior year. Backlog ASP as of September 30, 2024 was $537.9 thousand, up 3.8% from $518.0 thousand in the prior year. The increase in backlog ASP compared to the prior year was primarily due to changes in product and community mix as well as price appreciation in certain communities.
•Homebuilding gross margin for the fiscal year ended September 30, 2024 was 18.0%, down from 19.9% in the prior year. Homebuilding gross margin excluding impairments, abandonments, and interest for the fiscal year ended September 30, 2024 was 21.1%, down from 23.1% in the prior year. The year-over-year decrease in gross margin for the fiscal year ended September 30, 2024 was primarily driven by changes in product and community mix and an increase in closing cost incentives. If market conditions deteriorate due to unfavorable mortgage rate movements, gross margin may be compressed in the future.
•SG&A for the fiscal year ended September 30, 2024 was 11.4% of total revenue compared with 11.5% a year earlier. SG&A expense was $266.4 million for the fiscal year ended September 30, 2024, up 5.2% compared to prior year primarily due to higher commissions expense and higher sales and marketing costs as we continue to grow community count. We remain focused on prudently managing overhead costs.

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
The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2024	823	1,299	1,070	1,029	4,221
2023	482	1,181	1,200	1,003	3,866
2022	1,141	1,291	925	704	4,061
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2024	743	1,044	1,167	1,496	4,450
2023	833	1,063	1,117	1,233	4,246
2022	1,019	1,078	1,043	1,616	4,756

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
$ in thousands	2024	2023	2022
Revenue:
Homebuilding	$2,292,984	$2,198,400	$2,302,520
Land sales and other	37,213	8,385	14,468
Total	$2,330,197	$2,206,785	$2,316,988
Gross profit:
Homebuilding	$413,611	$438,120	$532,149
Land sales and other	10,683	4,575	5,358
Total	$424,294	$442,695	$537,507
Gross margin:
Homebuilding(a)	18.0%	19.9%	23.1%
Land sales and other(b)	28.7%	54.6%	37.0%
Total	18.2%	20.1%	23.2%
Commissions	$80,056	$73,450	$74,336
General and administrative expenses (G&A)	$186,345	$179,794	$177,320
SG&A (commissions plus G&A) as a percentage of total revenue	11.4%	11.5%	10.9%
G&A as a percentage of total revenue	8.0%	8.1%	7.7%
Depreciation and amortization	$14,867	$12,198	$13,360
Operating income	$143,026	$177,253	$272,491
Operating income as a percentage of total revenue	6.1%	8.0%	11.8%
Effective tax rate(c)	11.9%	13.1%	19.4%
Inventory impairments and abandonments	$1,996	$641	$2,963
(Loss) gain on extinguishment of debt, net	$(437)	$(546)	$309
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 21.1%, 23.1% and 26.3% for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
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

Reconciliation of Net Income (GAAP) to Adjusted EBITDA (Non-GAAP)
Reconciliation of Net Income (GAAP measure) to Adjusted EBITDA (Non-GAAP measure) is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing core operating results and underlying business trends by eliminating many of the differences in companies' respective capitalization, tax position, level of impairments, and other non-recurring items. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.
The following table reconciles our net income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022	2021	2020
Net income (GAAP)	$140,175	$158,611	$220,704	$122,021	$52,226
Expense from income taxes	18,910	23,936	53,267	21,501	17,664
Interest amortized to home construction and land sales expenses and capitalized interest impaired	68,233	68,489	72,058	87,290	95,662
Interest expense not qualified for capitalization	—	—	—	2,781	8,468
EBIT (Non-GAAP)	227,318	251,036	346,029	233,593	174,020
Depreciation and amortization	14,867	12,198	13,360	13,976	15,640
EBITDA (Non-GAAP)	242,185	263,234	359,389	247,569	189,660
Stock-based compensation expense	7,391	7,275	8,478	12,167	10,036
Loss (gain) on extinguishment of debt	437	546	(309)	2,025	—
Inventory impairments and abandonments(a)	1,996	641	2,524	853	2,111
Gain on sale of investment(b)	(8,591)	—	—	—	—
Litigation settlement in discontinued operations	—	—	—	120	1,260
Restructuring and severance expenses	—	335	—	(10)	1,317
Adjusted EBITDA (Non-GAAP)	$243,418	$272,031	$370,082	$262,724	$204,384
(a) In periods during which we impaired certain of our inventory assets, capitalized interest that is impaired is included in the line above titled "Interest amortized to home construction and land sales expenses and capitalized interest impaired."
(b) We previously held a minority interest in a technology company specializing in digital marketing for new home communities, which was sold during the quarter ended March 31, 2024. In exchange for the previously held investment, we received cash in escrow along with a minority partnership interest in the acquiring company, which was recorded within other assets in our consolidated balance sheets. The resulting gain of $8.6 million from this transaction was recognized in other income, net on our consolidated statement of operations. The Company believes excluding this one-time gain from Adjusted EBITDA provides a better reflection of the Company's performance as this item is not representative of our core operations.

Reconciliation of Total Debt to Total Capitalization Ratio (GAAP) to Net Debt to Net Capitalization Ratio (Non-GAAP)
Reconciliation of total debt to total capitalization ratio (GAAP measure) to net debt to net capitalization ratio (non-GAAP measure) is provided for each period below. Management believes that net debt to net capitalization ratio is useful in understanding the leverage employed in our operations and as an indicator of our ability to obtain financing. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

	Fiscal Year Ended September 30,
in thousands	2024	2023
Total debt (GAAP)	$1,025,349	$978,028
Stockholders' equity (GAAP)	1,232,111	1,102,819
Total capitalization (GAAP)	$2,257,460	$2,080,847
Total debt to total capitalization ratio (GAAP)	45.4%	47.0%

Total debt (GAAP)	$1,025,349	$978,028
Less: cash and cash equivalents (GAAP)	203,907	345,590
Net debt (Non-GAAP)	821,442	632,438
Stockholders' equity (GAAP)	1,232,111	1,102,819
Net capitalization (Non-GAAP)	$2,053,553	$1,735,257
Net debt to net capitalization ratio (Non-GAAP)	40.0%	36.4%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2024	2023	2022	24 v 23	23 v 22	2024	2023	2022
West	2,753	2,244	2,437	22.7%	(7.9)%	17.3%	22.2%	18.4%
East	912	859	879	6.2%	(2.3)%	19.5%	18.8%	16.2%
Southeast	556	763	745	(27.1)%	2.4%	16.8%	15.9%	16.3%
Total	4,221	3,866	4,061	9.2%	(4.8)%	17.7%	20.3%	17.6%
Net new orders for the year ended September 30, 2024 increased to 4,221, up 9.2% from the year ended September 30, 2023. The increase in net new orders was driven primarily by an increase in average active community count from 125 in the prior year to 144, partially offset by a decrease in sales pace from 2.6 orders per community per month in the prior year to 2.4.
West Segment: Net new orders for the year ended September 30, 2024 was 2,753, up 22.7% from the year ended September 30, 2023. The increase in net new orders compared to the prior year was driven by a 24.0% increase in average active community count from 75 in the prior year to 93, while sales pace remained flat year-over-year at 2.5 orders per community.
East Segment: Net new orders for the year ended September 30, 2024 was 912, up 6.2% from the year ended September 30, 2023. The increase in net new orders compared to the prior year was driven by a 25.0% increase in average active community count from 24 in the prior year to 30, partially offset by a 16.7% decrease in sales pace from 3.0 orders per community per month in the prior year to 2.5. The decrease in sales pace was due to a softening in demand in various sub-markets due to affordability challenges.
Southeast Segment: Net new orders for the year ended September 30, 2024 was 556, down 27.1% from the year ended September 30, 2023. The decrease in net new orders compared to the prior year was driven by a 16.0% decrease in average active community count from 25 in the prior year to 21, and a 12.0% decrease in sales pace from 2.5 orders per community per month in the prior year to 2.2. The decrease in sales pace was due to a softening in demand in various sub-markets due to affordability challenges.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2024, 2023 and 2022:

	As of September 30,
	2024	2023	2022	24 v 23	23 v 22
Backlog Units:
West	965	1,033	1,257	(6.6)%	(17.8)%
East	315	323	410	(2.5)%	(21.2)%
Southeast	202	355	424	(43.1)%	(16.3)%
Total	1,482	1,711	2,091	(13.4)%	(18.2)%
Aggregate dollar value of homes in backlog (in millions)	$797.2	$886.4	$1,144.9	(10.1)%	(22.6)%
ASP in backlog (in thousands)	$537.9	$518.0	$547.5	3.8%	(5.4)%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of September 30, 2024 decreased 10.1% compared to the prior year due to a 13.4% decrease in backlog units, partially offset by a 3.8% increase in the ASP of homes in backlog. The decrease in backlog units was due to closings exceeding net new orders for the year ended September 30, 2024. The increase in backlog ASP was primarily due to changes in product and community mix as well as price appreciation in certain communities.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
$ in thousands	2024	2023	2022	24 v 23	23 v 22	2024	2023	2022	24 v 23	23 v 22
West	$1,448,607	$1,292,060	$1,327,770	12.1%	(2.7)%	$513.5	$523.5	$468.7	(1.9)%	11.7%
East	483,611	503,479	555,598	(3.9)%	(9.4)%	525.7	532.2	514.4	(1.2)%	3.5%
Southeast	360,766	402,861	419,152	(10.4)%	(3.9)%	508.8	484.2	497.2	5.1%	(2.6)%
Total	$2,292,984	$2,198,400	$2,302,520	4.3%	(4.5)%	$515.3	$517.8	$484.1	(0.5)%	7.0%

	Closings
	2024	2023	2022	24 v 23	23 v 22
West	2,821	2,468	2,833	14.3%	(12.9)%
East	920	946	1,080	(2.7)%	(12.4)%
Southeast	709	832	843	(14.8)%	(1.3)%
Total	4,450	4,246	4,756	4.8%	(10.7)%
West Segment: Homebuilding revenue increased by 12.1% for the fiscal year ended September 30, 2024 compared to the prior fiscal year due to a 14.3% increase in closings, partially offset by a 1.9% decrease in ASP. The year-over-year increase in closings in the West segment was primarily due to higher community count, higher volume of spec homes that sold and closed within the current year, and improved construction cycle times for fiscal 2024 compared to fiscal 2023.
East Segment: Homebuilding revenue decreased by 3.9% for the fiscal year ended September 30, 2024 compared to the prior fiscal year due to a 2.7% decrease in closings as well as a 1.2% decrease in ASP. The year-over-year decrease in closings in the East segment was primarily due to lower beginning backlog, partially offset by improved construction cycle times for fiscal 2024 compared to fiscal 2023.
Southeast Segment: Homebuilding revenue decreased by 10.4% for the fiscal year ended September 30, 2024 compared to the prior fiscal year due to a 14.8% decrease in closings, partially offset by a 5.1% increase in ASP. The year-over-year decrease in closings in the Southeast segment is primarily due to lower beginning backlog, partially offset by improved construction cycle times for fiscal 2024 compared to fiscal 2023.

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
Reconciliation of homebuilding gross profit and homebuilding gross margin (GAAP measures) to homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) is provided for each period discussed below. Management believes that this information assists investors in comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and level of debt. These non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.

$ in thousands	Fiscal Year Ended September 30, 2024
	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$306,366	21.1%	$1,805	$308,171	21.3%	$—	$308,171	21.3%
East	87,481	18.1%	91	87,572	18.1%	—	87,572	18.1%
Southeast	79,174	21.9%	100	79,274	22.0%	—	79,274	22.0%
Corporate & unallocated(a)	(59,410)		—	(59,410)		67,658	8,248
Total homebuilding	$413,611	18.0%	$1,996	$415,607	18.1%	$67,658	$483,265	21.1%

$ in thousands	Fiscal Year Ended September 30, 2023
	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$307,240	23.8%	$487	$307,727	23.8%	$—	$307,727	23.8%
East	103,102	20.5%	154	103,256	20.5%	—	103,256	20.5%
Southeast	92,212	22.9%	—	92,212	22.9%	—	92,212	22.9%
Corporate & unallocated(a)	(64,434)		—	(64,434)		68,489	4,055
Total homebuilding	$438,120	19.9%	$641	$438,761	20.0%	$68,489	$507,250	23.1%

$ in thousands	Fiscal Year Ended September 30, 2022
	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$353,370	26.6%	$289	$353,659	26.6%	$—	$353,659	26.6%
East	137,937	24.8%	143	138,080	24.9%	—	138,080	24.9%
Southeast	104,341	24.9%	663	105,004	25.1%	—	105,004	25.1%
Corporate & unallocated(a)	(63,499)		—	(63,499)		71,619	8,120
Total homebuilding	$532,149	23.1%	$1,095	$533,244	23.2%	$71,619	$604,863	26.3%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.

Our homebuilding gross profit decreased by $24.5 million to $413.6 million for the fiscal year ended September 30, 2024, compared to $438.1 million in the prior year. The decrease in homebuilding gross profit was primarily driven by a decrease in gross margin of 190 basis points to 18.0%, partially offset by an increase in homebuilding revenue of $94.6 million. However, as shown in the tables above, the comparability of our gross profit and gross margin was modestly impacted by impairments and abandonment charges which increased by $1.4 million and interest amortized to homebuilding cost of sales which decreased by $0.8 million year-over-year (refer to Note 4 and Note 5 of the notes to the consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairments and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $24.0 million compared to the prior year while homebuilding gross margin decreased by 200 basis points to 21.1%. The year-over-year decrease in gross margin for the fiscal year ended September 30, 2024 was primarily driven by changes in product and community mix and an increase in closing cost incentives.
West Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $0.9 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 21.3%, down from 23.8% in the prior year. The decrease in gross margin was primarily driven by changes in product and community mix and an increase in closing cost incentives.
East Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $15.6 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 18.1%, down from 20.5% in the prior year. The decrease in gross margin was primarily driven by changes in product and community mix, an increase in price concessions, and an increase in closing cost incentives.
Southeast Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $13.0 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 22.0%, down from 22.9% in the prior year. The decrease in gross margin was primarily driven by changes in product and community mix and an increase in closing cost incentives.
Measures of homebuilding gross profit and gross margin after excluding inventory impairments and abandonments, interest amortized to cost of sales, and other non-recurring items are non-GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.
In particular, the magnitude and volatility of non-cash inventory impairments and abandonment charges for the Company and other homebuilders have been significant historically and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, as well as interest amortized to cost of sales and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist, and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management to compare operating results and to measure cash available for discretionary spending.
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

The asset valuations that result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margins for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margin on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2024, our homebuilding gross margin was 18.0% and excluding interest and inventory impairments and abandonments, it was 21.1%. For the same period, homebuilding gross margin was as follows in those communities that have previously been impaired, which represented 88 homes and 2.0% of total closings during fiscal 2024:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(2.2)%
Impact of interest amortized to COS related to these communities	2.5%
Pre-impairment turn gross margin, excluding interest amortization	0.3%
Impact of impairment turns	21.2%
Gross margin (post impairment turns), excluding interest amortization	21.4%
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

$ in thousands	Land Sales and Other Revenue
	2024	2023	2022	24 v 23	23 v 22
West	$18,680	$4,945	$3,783	277.8%	30.7%
East	17,595	2,365	5,149	644.0%	(54.1)%
Southeast	938	1,075	5,536	(12.7)%	(80.6)%
Total	$37,213	$8,385	$14,468	343.8%	(42.0)%

$ in thousands	Land Sales and Other Gross Profit (Loss)
	2024	2023	2022	24 v 23	23 v 22
West	$4,438	$2,989	$734	48.5%	307.2%
East	6,391	736	4,206	768.3%	(82.5)%
Southeast	688	850	984	(19.1)%	(13.6)%
Corporate and unallocated(a)	(834)	—	(566)	n/m(b)	100.0%
Total	$10,683	$4,575	$5,358	133.5%	(14.6)%
(a) Includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
(b) n/m - indicates the percentage is "not meaningful."
For the fiscal year ended September 30, 2024, land sales and other revenue increased by 343.8% to $37.2 million, and land sales and other gross profit increased by 133.5% to $10.7 million compared to the prior year. Year-over-year fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit are primarily impacted by the profitability of individual land and lot sale transactions as well as the volume of our title examinations operations. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022	24 v 23	23 v 22
West	$189,739	$205,850	$253,961	$(16,111)	$(48,111)
East	52,898	65,021	102,146	(12,123)	(37,125)
Southeast	45,666	57,326	68,726	(11,660)	(11,400)
Corporate and Unallocated(a)	(145,277)	(150,944)	(152,342)	5,667	1,398
Operating income	$143,026	$177,253	$272,491	$(34,227)	$(95,238)
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
Our operating income decreased by $34.2 million to $143.0 million for the year ended September 30, 2024, compared to operating income of $177.3 million for year ended September 30, 2023, primarily driven by the previously discussed decrease in gross profit, higher commissions expense on higher homebuilding revenue, and higher sales and marketing costs, partially offset by lower other G&A expenses.
West Segment: The $16.1 million decrease in operating income compared to the prior year was primarily due to higher commissions on higher homebuilding revenue, higher sales and marketing expenses, and higher other G&A expenses, partially offset by an increase in gross profit in the segment.
East Segment: The $12.1 million decrease in operating income compared to the prior year was primarily due to the decrease in gross profit previously discussed and higher sales and marketing expenses in the segment.
Southeast Segment: The $11.7 million decrease in operating income compared to the prior year was primarily due to the decrease in gross profit previously discussed, partially offset by lower other G&A expenses in the segment.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2024, corporate and unallocated net expenses decreased by $5.7 million from the prior fiscal year, primarily due to lower amortization of capitalized indirect costs to cost of sales.
Below operating income, we had the following noteworthy year-over-year fluctuations for the fiscal year ended September 30, 2024 compared to the prior year. Specifically, within other income, net, (1) we recognized a gain on sale of investment of $8.6 million during the year ended September 30, 2024 compared to no such transaction in the prior year period (See the "Reconciliation of Net Income (GAAP) to Adjusted EBITDA (Non-GAAP)" section above for further discussion on this transaction), and (2) we recognized higher investment income year-over year due to changes in fair value of our deferred compensation plan assets and higher distributions of income from unconsolidated entities during the year-ended September 30, 2024 compared to the prior year.
Income Taxes
We recognized income tax expense from continuing operations of $18.9 million for the fiscal year ended September 30, 2024, compared to income tax expense from continuing operations of $24.0 million and $53.3 million for our fiscal years ended September 30, 2023 and 2022, respectively. Income tax expense in our fiscal 2024, 2023 and 2022 primarily resulted from income generated in the fiscal year and permanent book/tax differences, partially offset by the generation of additional federal tax credits. Refer to Note 12 of the notes to the consolidated financial statements in this Form 10-K for a further discussion of our income taxes.

Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, our Senior Unsecured Revolving Credit Facility (the Unsecured Facility), and other bank borrowings, the issuance of equity and equity-linked securities, and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities), and available credit facilities.
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

in thousands	2024	2023	2022
Net cash (used in) provided by operating activities	$(137,545)	$178,057	$81,074
Net cash used in investing activities	(30,012)	(29,670)	(14,709)
Net cash provided by (used in) financing activities	23,878	(13,926)	(88,680)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(143,679)	$134,461	$(22,315)
Operating Activities
Net cash used in operating activities was $137.5 million for the fiscal year ended September 30, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $282.1 million resulting from land acquisition, land development, and house construction spending to support continued growth and a net increase in non-inventory working capital of $30.2 million, partially offset by income before income taxes of $159.1 million, which included $15.7 million of non-cash charges.
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
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2024 was $30.0 million, primarily driven by capital expenditures for model homes and information systems infrastructure, and investments in securities.
Net cash used in investing activities for the fiscal year ended September 30, 2023 was $29.7 million, primarily driven by capital expenditures for model homes and information systems infrastructure, and investments in securities.
Financing Activities
Net cash provided by financing activities was $23.9 million for the fiscal year ended September 30, 2024, primarily driven by inflows from the issuance of the 2031 Notes, partially offset by outflows from redemption of our 2025 Notes, debt issuance costs related to the 2031 Notes and extension of the term of our Unsecured Facility (see Note 7), repurchases of common stock, and tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $13.9 million for the fiscal year ended September 30, 2023, primarily driven by the repurchases of a portion of our 2025 Notes, debt issuance costs for the Unsecured Facility, and tax payments for stock-based compensation awards vesting.
Financial Position
As of September 30, 2024, our liquidity position consisted of $203.9 million in cash and cash equivalents and $300.0 million of remaining capacity under the Unsecured Facility, compared to $345.6 million in cash and cash equivalents and $265.0 million of remaining capacity under the Unsecured Facility as of September 30, 2023. Meanwhile, we invested $776.5 million and $573.1 million in land acquisition and land development during the fiscal years ended September 30, 2024 and September 30, 2023, respectively.

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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $300.0 million, which includes a letter of credit capacity of $100.0 million. As of September 30, 2024, no borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $300.0 million. See Note 7 of the notes to the consolidated financial statements in this Form 10-K for further discussion.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $36.4 million of outstanding letters of credit under these facilities.
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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In June 2024, S&P reaffirmed the Company’s corporate credit rating of B+ and reaffirmed the Company's outlook of stable. In October 2024, Moody's reaffirmed the Company's issuer corporate family rating of B1 and reaffirmed the Company's outlook of stable. In addition, our Senior Notes have a rating of B+ and B1 per S&P and Moody's, respectively. These ratings and our current credit condition affect, among other things, our ability to access new capital. These ratings are not recommendations to buy, sell or hold debt securities. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program has no expiration date. During the fiscal year ended September 30, 2024, the Company repurchased 455 thousand shares of its common stock for $12.9 million at an average price per share of $28.41 through open market transactions. All shares have been retired upon repurchase. As of September 30, 2024, the remaining availability of the share repurchase program was $28.9 million.
No share repurchases were made during fiscal year 2023. During the fiscal year ended September 30, 2022, the Company repurchased 570 thousand shares of its common stock for $8.2 million at an average price per share of $14.33 through open market transactions.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2024, 2023 or 2022.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of September 30, 2024, we controlled 28,538 lots, which includes 272 lots of land held for future development and 362 lots of land held for sale. Of the 27,904 total active lots, we controlled 16,125 of these lots, or 57.8%, through option agreements, as compared to 14,490 active lots controlled, or 56.7% of our total active lots, through option agreements as of September 30, 2023. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $227.8 million as of September 30, 2024. The total remaining purchase price, net of cash deposits, committed under all options was $1.46 billion as of September 30, 2024. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $36.4 million and $332.2 million, respectively, as of September 30, 2024, primarily related to our obligations to local governments to construct roads and other improvements in various developments.

Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2024:

	Payments Due by Period
in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes and junior subordinated notes(a)	$1,058,028	$—	$—	$357,255	$700,773
Interest commitments under senior notes and junior subordinated notes(b)	410,089	72,989	145,979	105,751	85,370
Obligations related to lots under option	1,458,679	563,709	631,509	191,595	71,866
Operating leases	24,875	4,572	7,332	5,887	7,084
Uncertain tax positions(c)	—	—	—	—	—
Total	$2,951,671	$641,270	$784,820	$660,488	$865,093
(a) For a listing of our borrowings, refer to Note 7 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2024.
(c) Based on its current inventory of uncertain tax positions and tax carryforward attributes, the Company does not expect a cash settlement of unrecognized tax benefits related to uncertain tax positions in future years. See Note 12 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits related to uncertain tax positions as of September 30, 2024.
We had outstanding letters of credit and surety bonds of $36.4 million and $332.2 million, respectively, as of September 30, 2024, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
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
At September 30, 2024, our warranty reserve was $12.7 million, reflecting an accrual range of 0.3% to 1.1% of total revenue recognized for each home closed depending on our loss history in the division in which the home was built. A ten basis point increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $2.5 million as of September 30, 2024.
There were no material changes in assumptions in calculating our reserve balance for the year ended September 30, 2024.
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
In fiscal 2024, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including our recent earnings levels, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, elevated mortgage interest rates, and softening housing demand due to affordability challenges.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2024, we had variable rate debt outstanding, totaling $76.4 million. A one percent increase in the interest rate for these notes would result in an increase in our interest expense of approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2024 was $976.5 million, compared to a carrying amount of $948.9 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $976.5 million to $1.02 billion as of September 30, 2024.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2024	September 30, 2023
ASSETS
Cash and cash equivalents	$203,907	$345,590
Restricted cash	38,703	40,699
Accounts receivable (net of allowance of $284 and $284, respectively)	65,423	45,598
Owned inventory	2,040,640	1,756,203
Deferred tax assets, net	128,525	133,949
Property and equipment, net	38,628	31,144
Operating lease right-of-use assets	18,356	17,398
Goodwill	11,376	11,376
Other assets	45,969	29,076
Total assets	$2,591,527	$2,411,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$164,389	$154,256
Operating lease liabilities	19,778	18,969
Other liabilities	149,900	156,961
Total debt (net of debt issuance costs of $8,310 and $5,759, respectively)	1,025,349	978,028
Total liabilities	1,359,416	1,308,214
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,047,510 issued and outstanding and 31,351,434 issued and outstanding, respectively)	31	31
Paid-in capital	853,895	864,778
Retained earnings	378,185	238,010
Total stockholders’ equity	1,232,111	1,102,819
Total liabilities and stockholders’ equity	$2,591,527	$2,411,033
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2024	2023	2022
Total revenue	$2,330,197	$2,206,785	$2,316,988
Home construction and land sales expenses	1,903,907	1,763,449	1,776,518
Inventory impairments and abandonments	1,996	641	2,963
Gross profit	424,294	442,695	537,507
Commissions	80,056	73,450	74,336
General and administrative expenses	186,345	179,794	177,320
Depreciation and amortization	14,867	12,198	13,360
Operating income	143,026	177,253	272,491
(Loss) gain on extinguishment of debt, net	(437)	(546)	309
Other income, net	16,496	5,939	1,189
Income from continuing operations before income taxes	159,085	182,646	273,989
Expense from income taxes	18,910	23,958	53,271
Income from continuing operations	140,175	158,688	220,718
Loss from discontinued operations, net of tax	—	(77)	(14)
Net income	$140,175	$158,611	$220,704
Weighted-average number of shares:
Basic	30,548	30,353	30,432
Diluted	30,953	30,747	30,796
Basic income per share:
Continuing operations	$4.59	$5.23	$7.25
Discontinued operations	—	—	—
Total	$4.59	$5.23	$7.25
Diluted income per share:
Continuing operations	$4.53	$5.16	$7.17
Discontinued operations	—	—	—
Total	$4.53	$5.16	$7.17
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	(Accumulated Deficit) Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2021	31,294	$31	$866,158	$(141,305)	$724,884
Net income and comprehensive income	—	—	—	220,704	220,704
Stock-based compensation expense	—	—	8,478	—	8,478
Stock option exercises	1	—	5	—	5
Shares issued under employee stock plans, net	518	—	—	—	—
Forfeiture and other settlements of restricted stock	(55)	—	—	—	—
Common stock redeemed for tax liability	(308)	—	(6,631)	—	(6,631)
Share repurchases	(570)	—	(8,154)	—	(8,154)
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	158,611	158,611
Stock-based compensation expense	—	—	7,275	—	7,275
Stock option exercises	14	—	262	—	262
Shares issued under employee stock plans, net	675	—	—	—	—
Forfeiture and other settlements of restricted stock	(12)	—	—	—	—
Common stock redeemed for tax liability	(206)	—	(2,615)	—	(2,615)
Balance as of September 30, 2023	31,351	$31	$864,778	$238,010	$1,102,819
Net income and comprehensive income	—	—	—	140,175	140,175
Stock-based compensation expense	—	—	7,391	—	7,391
Stock option exercises	3	—	20	—	20
Shares issued under employee stock plans, net	387	1	—	—	1
Forfeiture and other settlements of restricted stock	(61)	—	—	—	—
Common stock redeemed for tax liability	(177)	—	(5,366)	—	(5,366)
Share repurchases	(455)	(1)	(12,928)	—	(12,929)
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Cash flows from operating activities:
Net income	$140,175	$158,611	$220,704
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,867	12,198	13,360
Stock-based compensation expense	7,391	7,275	8,478
Inventory impairments and abandonments	1,996	641	2,963
Deferred and other income tax expense	18,910	23,936	53,267
(Gain) loss on disposal of fixed assets	(426)	1,113	(332)
Gain on sale of investment	(8,591)	—	—
Loss (gain) on extinguishment of debt, net	437	546	(309)
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,825)	(9,708)	(10,205)
Decrease in income tax receivable	—	9,987	—
Increase in inventory	(282,061)	(14,749)	(231,445)
Decrease (increase) in other assets	341	(2,784)	(2,761)
Increase in trade accounts payable	10,133	10,615	10,250
(Decrease) increase in other liabilities	(20,892)	(19,624)	17,104
Net cash (used in) provided by operating activities	(137,545)	178,057	81,074
Cash flows from investing activities:
Capital expenditures	(22,353)	(20,334)	(15,048)
Proceeds from sale of fixed assets	428	445	339
Purchases of investment securities	(8,087)	(9,779)	—
Other	—	(2)	—
Net cash used in investing activities	(30,012)	(29,670)	(14,709)
Cash flows from financing activities:
Repayment of debt	(202,195)	(8,998)	(73,900)
Proceeds from issuance of debt	250,000	—	—
Repayment of borrowings from credit facility	(280,000)	—	(195,000)
Borrowings from credit facility	280,000	—	195,000
Debt issuance costs	(5,653)	(2,575)	—
Repurchase of common stock	(12,928)	—	(8,154)
Tax payments for stock-based compensation awards	(5,366)	(2,615)	(6,631)
Stock option exercises	20	262	5
Net cash provided by (used in) financing activities	23,878	(13,926)	(88,680)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(143,679)	134,461	(22,315)
Cash, cash equivalents, and restricted cash at beginning of period	386,289	251,828	274,143
Cash, cash equivalents, and restricted cash at end of period	$242,610	$386,289	$251,828
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
Our fiscal year 2024 began on October 1, 2023 and ended on September 30, 2024. Our fiscal year 2023 began on October 1, 2022 and ended on September 30, 2023. Our fiscal year 2022 began on October 1, 2021 and ended on September 30, 2022.
Reclassification
Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2024, the majority of our cash and cash equivalents were on demand deposits with major banks. These assets were valued at par and had no withdrawal restrictions. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 7).
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
Inventory Valuation - Land Held for Sale
Land held for sale includes land and lots that do not fit within our homebuilding programs or strategic plans in certain markets. We record land held for sale at the lower of the asset's carrying value or fair value less costs to sell (net realizable value). Land is classified as held for sale when the following criteria are met:
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
The following table provides a summary of our interests in lot option agreements as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$227,770	$165,371
Remaining purchase price if lot option agreements are exercised	$1,458,679	$949,447
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
If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of option deposits already paid, to consolidated inventory not owned with an offsetting increase to obligations related to consolidated inventory not owned on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as consolidated inventory not owned. No VIEs required consolidation as of September 2024 and 2023 because we have determined that we were not the primary beneficiary of any VIEs.

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
During the fourth quarter of 2024, the Company performed its annual goodwill impairment analysis and concluded our goodwill was not impaired.
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
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Homebuilding revenue	$2,292,984	$2,198,400	$2,302,520
Land sales and other revenue	37,213	8,385	14,468
Total revenue(a)	$2,330,197	$2,206,785	$2,316,988
(a) Please see Note 17 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of discounts and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $18.7 million and $27.6 million as of September 30, 2024 and 2023, respectively. Of the customer liabilities outstanding as of September 30, 2023, $25.8 million was recognized in revenue during the fiscal year ended September 30, 2024 upon closing of the related homes, and $1.6 million was refunded to or forfeited by the buyer.
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
Home Construction Expenses
Home construction expenses include the specific construction costs of the home and the allocated lot costs (land acquisition, land development and other common costs are allocated to individual lots on a pro-rata basis based on the number of lots remaining to close within the community). All home closing costs are charged to home construction expenses in the period when the revenues from home closing are recognized.
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

Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 1.1% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expenses as necessary based on management's estimate of the costs to remediate existing claims. See Note 8 for a more detailed discussion of warranty costs and related reserves.
Advertising Costs
Advertising costs related to continuing operations of $19.9 million, $15.1 million and $14.4 million for our fiscal years 2024, 2023 and 2022, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses in the consolidated statements of operations.
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

Income Statement Disclosures. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 will be effective for our fiscal year ending September 30, 2028. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 may have on our consolidated financial statements and disclosures.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the consolidated balance sheets and consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$4,114	$10,829	$835
Increase in operating lease liabilities(a)	$4,114	$11,276	$835
Derecognition of investment in unconsolidated entities(b)	$—	$—	$3,641
Supplemental disclosure of cash activity:
Interest payments	$75,226	$67,342	$70,132
Income tax payments	$11,359	$1,956	$4,216
Tax refunds received	$—	$9,987	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$203,907	$345,590	$214,594
Restricted cash	38,703	40,699	37,234
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$242,610	$386,289	$251,828
(a) Represents leases renewed or additional leases that commenced during the fiscal years ended September 30, 2024, 2023 and 2022.
(b) Represents the derecognition of investment in unconsolidated entities associated with the carrying value of previously held interest in Imagine Homes upon the acquisition of substantially all of the assets of Imagine Homes during the quarter ended June 30, 2022.

(4) Owned Inventory
The components of our owned inventory are as follows as of September 30, 2024 and 2023:

in thousands	September 30, 2024	September 30, 2023
Homes under construction	$754,705	$644,363
Land under development	1,023,188	870,740
Land held for future development	19,879	19,879
Land held for sale	19,086	18,579
Capitalized interest	124,182	112,580
Model homes	99,600	90,062
Total owned inventory	$2,040,640	$1,756,203
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of September 30, 2024, we had 2,315 homes under construction, including 1,154 spec homes totaling $360.9 million (827 in-process spec homes totaling $231.4 million, and 327 finished spec homes totaling $129.5 million). As of September 30, 2023, we had 2,163 homes under construction, including 779 spec homes totaling $218.0 million (645 in-process spec homes totaling $162.0 million, and 134 finished spec homes totaling $56.0 million).
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

Total owned inventory by reportable segment is presented in the table below as of September 30, 2024 and 2023:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2024
West	$1,023,140	$3,483	$17,110	$1,043,733
East	411,914	10,888	1,300	424,102
Southeast	365,676	5,508	676	371,860
Corporate and unallocated(b)	200,945	—	—	200,945
Total	$2,001,675	$19,879	$19,086	$2,040,640
September 30, 2023
West	$914,908	$3,483	$14,702	$933,093
East	325,395	10,888	3,201	339,484
Southeast	297,142	5,508	676	303,326
Corporate and unallocated(b)	180,300	—	—	180,300
Total	$1,717,745	$19,879	$18,579	$1,756,203
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Land Held for Sale:
West	$—	$—	$1,303
Corporate and unallocated(a)	—	—	565
Total impairment charges on land held for sale	$—	$—	$1,868
Abandonments:
West	$1,805	$487	$289
East	91	154	143
Southeast	100	—	663
Total abandonments charges	$1,996	$641	$1,095
Total impairment and abandonment charges	$1,996	$641	$2,963
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
No project in progress impairments were recognized during the fiscal years ended September 30, 2024, 2023 and 2022.

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
No land held for sale impairment charges were recognized during the fiscal years ended September 30, 2024 and 2023. During the fiscal year ended September 30, 2022, we recognized $1.9 million land held for sale impairment charges related to two held for sale communities in the West segment. The fair value of land held for sale inventory is measured on a nonrecurring basis and has been determined using unobservable inputs (Level 3). The impairment-date fair value of land held for sale assets that were impaired during the fiscal year ended September 30, 2022 was $0.9 million. Refer to Note 9 for further discussion on fair value measurements and fair value hierarchy.
Abandonments
From time to time, we may determine to abandon lots or not exercise certain option agreements that are not projected to produce adequate results or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, permitting or other regulatory issues that do not allow us to build on those lots. If we intend to abandon or walk away from a property, we record an abandonment charge to earnings for the non-refundable deposit amount and any related capitalized costs in the period such decision is made. During the fiscal years ended September 30, 2024, 2023 and 2022, we recognized $2.0 million, $0.6 million and 1.1 million in abandonment charges, respectively. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
(5) Interest
Interest capitalized during the fiscal years ended September 30, 2024, 2023 and 2022 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Capitalized interest in inventory, beginning of period	$112,580	$109,088	$106,985
Interest incurred	79,835	71,981	74,161
Capitalized interest impaired	—	—	(439)
Capitalized interest amortized to home construction and land sales expenses(a)	(68,233)	(68,489)	(71,619)
Capitalized interest in inventory, end of period	$124,182	$112,580	$109,088
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Property and Equipment
The following table presents our property and equipment as of September 30, 2024 and 2023:

in thousands	September 30, 2024	September 30, 2023
Model furnishings and sales office improvements	$32,179	$24,736
Information systems	30,140	25,745
Furniture, fixtures and office equipment	15,447	12,692
Leasehold improvements	3,226	3,026
Buildings and improvements	1,382	1,382
Property and equipment, gross	82,374	67,581
Less: Accumulated depreciation	(43,746)	(36,437)
Property and equipment, net	$38,628	$31,144

(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of September 30, 2024 and 2023:

in thousands	Maturity Date	September 30, 2024	September 30, 2023
6.750% Senior Notes (2025 Notes)	March 2025	$—	$202,195
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	—
Unamortized debt issuance costs		(8,310)	(5,759)
Total Senior Notes, net		948,945	903,691
Junior Subordinated Notes (net of unamortized accretion of $24,369 and $26,436, respectively)	July 2036	76,404	74,337
Senior Unsecured Revolving Credit Facility	March 2028	—	—
Total debt, net		$1,025,349	$978,028
As of September 30, 2024, the future maturities of our borrowings were as follows:

Fiscal Years Ending September 30,
in thousands
2025	$—
2026	—
2027	—
2028	357,255
2029	—
Thereafter	700,773
Total	$1,058,028
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
As of September 30, 2024, we had no borrowings and no letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $300.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of September 30, 2024, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of September 30, 2024 and 2023, the Company had letters of credit outstanding under these additional facilities of $36.4 million and $31.2 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

Senior Notes
The Company's Senior Notes are unsecured obligations that rank equally in right of payment with all existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness, and effectively subordinated to the Company's future secured indebtedness, to the extent of the value of the assets securing such indebtedness. Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes. Each guarantor subsidiary is a wholly owned subsidiary of Beazer Homes. The Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of September 30, 2024.
In March 2024, we issued and sold $250.0 million aggregate principal amount of the 2031 Notes at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2031 Notes is payable semiannually and began in September 2024. The 2031 Notes will mature in March 2031. The covenants related to the 2031 Notes are substantially consistent with our other Senior Notes.
During the fiscal year ended September 30, 2024, we also repurchased $4.3 million and redeemed the remaining $197.9 million of our outstanding 2025 Notes using cash on hand and proceeds from the issuance of the 2031 Notes, resulting in a loss on extinguishment of debt of $0.4 million. The Company terminated, cancelled, and discharged all of its obligations under the 2025 Notes as of March 31, 2024.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of September 30, 2024. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 7.97% as of September 30, 2024. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2024, the unamortized accretion was $24.4 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month LIBOR (on and prior to June 30, 2023) plus 2.45% per annum, or three-month SOFR (on and after July 1, 2023) plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of September 30, 2024, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.

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
Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Balance at beginning of period	$13,046	$13,926	$12,931
Warranty provision	9,483	9,672	13,093
Warranty expenditures	(9,812)	(10,552)	(12,098)
Balance at end of period	$12,717	$13,046	$13,926
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
We have an accrual of $9.3 million and $9.4 million in other liabilities on our consolidated balance sheets related to litigation matters as of September 30, 2024 and 2023, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $36.4 million and $332.2 million, respectively, as of September 30, 2024, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of September 30, 2024
Deferred compensation plan assets(a)	$8,115	$—	$—	$8,115
As of September 30, 2023
Deferred compensation plan assets(a)	$6,495	$—	$—	$6,495
As of September 30, 2022
Deferred compensation plan assets(a)	$—	$3,179	$—	$3,179
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

The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of September 30, 2024 and 2023:

	As of September 30, 2024		As of September 30, 2023
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$9,449	$9,584	$1,951	$1,986
Total financial assets	$9,449	$9,584	$1,951	$1,986
Financial liabilities(b)
Senior Notes(c)	$948,945	$976,494	$903,691	$858,528
Junior Subordinated Notes(d)	76,404	76,404	74,337	74,337
Total financial liabilities	$1,025,349	$1,052,898	$978,028	$932,865
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
We determine if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right to use assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if we determine it is reasonably certain that the option will be exercised. As our leases do not provide an implicit rate, the discount rate used in the present value calculation represents our incremental borrowing rate determined using information available at the commencement date.
Operating lease expense is included as a component of general and administrative expenses in our consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the fiscal years ended September 30, 2024, 2023 and 2022, we recorded operating lease expense of $4.4 million, $4.0 million and $4.0 million, respectively. Cash payments on lease liabilities during the fiscal years ended September 30, 2024, 2023 and 2022 totaled $4.2 million, $4.3 million and $4.4 million, respectively.
At September 30, 2024 and 2023, weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2024	2023
Weighted-average remaining lease term	6.6 years	7.0 years
Weighted-average discount rate	6.30%	5.98%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2024:

Fiscal Years Ending September 30,
in thousands
2025	$4,572
2026	4,117
2027	3,215
2028	2,982
2029	2,905
Thereafter	7,084
Total lease payments	24,875
Less: imputed interest	5,097
Total operating lease liabilities	$19,778
(11) Other Liabilities
Other liabilities include the following as of September 30, 2024 and 2023:

in thousands	September 30, 2024	September 30, 2023
Accrued compensations and benefits	$45,335	$50,242
Customer deposits	18,669	27,577
Accrued interest	23,369	23,132
Warranty reserves	12,717	13,046
Litigation accruals	9,297	9,404
Income tax liabilities	2,399	272
Other	38,114	33,288
Total	$149,900	$156,961
(12) Income Taxes
The Company's expense from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Current federal	$8,377	$—	$—
Current state	5,101	1,896	4,859
Deferred federal	6,317	18,997	47,239
Deferred state	(885)	3,065	1,173
Total expense from income taxes	$18,910	$23,958	$53,271
The Company's expense from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Income tax computed at statutory rate	$33,408	$38,356	$57,538
State income taxes, net of federal benefit	3,273	2,874	4,482
Permanent differences	9,140	2,037	3,341
Stock-based compensation	1,055	179	(389)
Tax credits	(27,918)	(20,287)	(12,081)
Deferred rate change	53	665	346
Other, net	(101)	134	34
Total expense from income taxes	$18,910	$23,958	$53,271

The principal differences between our effective tax rate and the U.S. federal statutory rate for fiscal years 2024, 2023 and 2022 relate to state taxes, permanent differences and tax credits. Due to the effects of tax credits, our income tax expense is not always directly correlated to the amount of pre-tax income for the associated periods.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2024 and 2023:

in thousands	September 30, 2024	September 30, 2023
Deferred tax assets:
Federal and state net operating loss and tax credit carryforwards	$126,547	$138,856
Incentive compensation	8,621	11,422
Warranty and other reserves	6,613	6,918
Inventory adjustments	7,914	3,942
Property, equipment and other assets	6,199	5,458
Uncertain tax positions	705	705
Other	4,816	2,504
Total deferred tax assets	161,415	169,805
Valuation allowance	(27,578)	(30,438)
Total deferred tax assets, net of valuation allowance	$133,837	$139,367
Deferred tax liabilities:
Operating lease right-of-use assets	$(4,286)	$(4,182)
Intangible assets	(1,026)	(1,236)
Total deferred tax liabilities	(5,312)	(5,418)
Net deferred tax assets	$128,525	$133,949
As of September 30, 2024, our gross deferred tax assets included $21.3 million of federal net operating loss (NOL) carryforwards, $74.1 million of federal tax credits, and $33.6 million of state NOL carryforwards. The majority of our federal NOL carryforwards expire in our fiscal 2030, our federal tax credits expire at various dates through our fiscal 2044, and our state NOL carryforwards expire at various dates through our fiscal 2044. As of September 30, 2024, valuation allowance of $27.6 million remains on various state NOL carryforwards for which the Company has concluded that it is more likely than not that these attributes will not be realized.
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

In fiscal 2024, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including our recent earnings levels, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, elevated mortgage interest rates, and softening housing demand due to affordability challenges. As of September 30, 2024, the Company will have to cumulatively generate $654.8 million in pre-tax income over the course of its carryforward period to realize its deferred tax assets prior to their expiration, which, as previously discussed, is the Company's fiscal 2044.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Balance at beginning of year	$3,358	$3,358	$3,358
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Reductions in tax positions of prior years	—	—	—
Lapse of statute of limitations	(938)	—	—
Balance at end of year	$2,420	$3,358	$3,358
If we were to recognize our $2.4 million gross unrecognized tax benefits remaining as of September 30, 2024, substantially all would result in adjustments to other tax accounts, primarily deferred taxes. Additionally, we had no accrued interest or penalties as of September 30, 2024, 2023 and 2022. If applicable, we would record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal year 2007 and subsequent years. As of September 30, 2024, we expect $0.4 million of our uncertain tax positions will reverse within the next twelve months.
(13) Stockholders' Equity
Preferred Stock
The Company currently has no shares of preferred stock outstanding.
Common Stock
As of September 30, 2024, the Company had 63,000,000 shares of common stock authorized and 31,047,510 shares both issued and outstanding.
Common Stock Repurchases
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program has no expiration date. During the fiscal year ended September 30, 2024, the Company repurchased 455 thousand shares of its common stock for $12.9 million at an average price per share of $28.41 through open market transactions. All shares have been retired upon repurchase. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2024 was $12.9 million. As of September 30, 2024, the remaining availability of the share repurchase program was $28.9 million.
No share repurchases were made during fiscal year 2023. During the fiscal year ended September 30, 2022, the Company repurchased 570 thousand shares of its common stock for $8.2 million at an average price per share of $14.33 through open market transactions. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2022 was $8.2 million.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2024, 2023 or 2022.

Section 382 Rights Agreement
Our certificate of incorporation prohibits certain transfers of our common stock that could result in an ownership change as defined in Section 382. In addition, we are currently party to a rights agreement intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. These instruments are designed to preserve the value of certain tax assets associated with our net operating loss carryforwards, tax credits and built-in losses under Section 382. In February 2022, our stockholders approved an extension of these protective provisions in our certificate of incorporation and the rights agreement. The rights agreement is scheduled to expire in November 2025.
(14) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
The Company sponsors a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. The Company matches up to 50% of the participant's contributions limited to 6% of the participant's earnings. The participant's contributions vest immediately, while the Company's contributions vest over five years. The total Company contributions for the fiscal years ended September 30, 2024, 2023 and 2022 were $3.5 million, $3.2 million and $3.5 million, respectively. During fiscal 2024, 2023 and 2022, participants forfeited $0.9 million, $0.7 million and $0.3 million, respectively, of unvested matching contributions.
Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. The Company may voluntarily make a contribution to the participants' DCP accounts. For the years ended September 30, 2024, 2023 and 2022, the Company contributed $0.2 million, $0.2 million and $0.2 million, respectively, to the participants' DCP accounts in the form of voluntary contributions, which was recorded as compensation expense within general and administrative expenses in our consolidated statements of operations. DCP assets of $8.1 million and $6.5 million as of September 30, 2024 and 2023, respectively, are included in other assets on our consolidated balance sheets and are recorded at fair value. Realized and unrealized gains and losses on DCP assets are recorded in other income, net within our consolidated statement of operations. DCP liabilities of $8.1 million and $6.5 million as of September 30, 2024 and 2023, respectively, are included in other liabilities on our consolidated balance sheets.
(15) Stock-Based Compensation
The Company has shares available for grant under the Amended and Restated 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan, as amended. We issue new shares upon the exercise of stock options and the grant of restricted stock awards. In cases of forfeitures and cancellations, those shares are returned to the share pool for future issuance. As of September 30, 2024, we had 3.0 million shares of common stock available for future issuances under our equity incentive plan, of which 11,150 shares are to be issued upon exercise of outstanding options.
Stock-based compensation expense is included in general and administrative expenses in our consolidated statements of operations. The following tables presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented.

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Stock options expense	$1	$—	$1
Restricted stock awards expense	7,390	7,275	8,477
Stock-based compensation expense	$7,391	$7,275	$8,478

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
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of both September 30, 2024 and 2023, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2024 is expected to be recognized over a weighted-average period of 1.3 years.
During fiscal 2018, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (ESOP). This program is available to all full-time employees and is designed to enable employees to share in potential price appreciation of the Company's stock. The ESOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying shares are purchased by the employee, which is also the ESOP grant date. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the ESOP is limited to 100,000, each for one share of the Company's common stock, of which 32,118 options were granted through the end of fiscal 2024.
During the fiscal years ended September 30, 2024, 2023, and 2022, we issued 50, 100, and 236 stock options, respectively. All were issued under the ESOP.
Following is a summary of stock option activity for the periods presented:

	Fiscal Year Ended September 30,
	2024		2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	13,575	$9.61	27,507	$14.31	114,259	$17.89
Granted	50	27.73	100	27.98	236	16.58
Exercised	(2,475)	8.08	(13,796)	19.00	(988)	11.32
Expired	—	—	—	—	(86,000)	19.11
Forfeited	—	—	(236)	16.58	—	—
Outstanding at end of period	11,150	$10.04	13,575	$9.61	27,507	$14.31
Exercisable at end of period	11,000	$9.79	13,475	$9.48	27,271	$14.29
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2024 and 2023, there was $6.8 million and $6.9 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2024 is expected to be recognized over a weighted-average period of 1.7 years.
During fiscal 2024, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.

Performance-Based Restricted Stock Awards
During the fiscal year ended September 30, 2024, we issued 75,288 shares of performance-based restricted stock (2024 Performance Shares), containing market conditions, to our executive officers and certain other employees. The 2024 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial and operational metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial and operational metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 30% based on the Company's relative total shareholder return (TSR) compared against a selected small to mid-cap homebuilder peers during the three-year performance period. The 2024 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $28.69 per share on the date of grant.
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

	Fiscal Year Ended September 30,
	2024	2023	2022
Expected volatility range	32.5% - 84.6%	41.5% - 86.9%	41.0% - 89.0%
Risk-free interest rate	4.57%	4.26%	0.81%
Dividend yield	—	—	—
Grant-date stock price range	$9.81 - $142.79	$10.31 - $93.50	$21.40 - $142.99
Each of our performance shares represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Human Capital Committee. We have no current plans to cash settle any additional performance-based restricted shares in the future.
The performance criteria of the 2022 Performance Share grant were satisfied as of September 30, 2024. Based on the actual performance level achieved, 71,470 performance-based restricted stock awards from the 2022 Performance Share grant cliff vested at the end of the three-year vesting period on November 12, 2024. Of the total $2.1 million compensation cost related to these awards, we have recognized $0.4 million, $1.0 million and $0.6 million during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. The remaining $0.1 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2025.

Time-Based Restricted Stock Awards
During the fiscal year ended September 30, 2024, we also issued 202,042 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Fiscal Year Ended September 30, 2024
	Performance-Based(a)		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	348,223	$16.20	593,834	$14.15	942,057	$14.91
Granted	183,396	20.80	202,042	27.14	385,438	24.12
Vested	(210,176)	15.24	(336,821)	14.37	(546,997)	14.70
Forfeited	(17,731)	18.96	(43,268)	17.92	(60,999)	18.22
End of period	303,712	$19.48	415,787	$19.89	719,499	$19.72
(a) Grant and vesting activity during the fiscal year ended September 30, 2024 include 108,108 shares that were issued above target based on performance level achieved under performance-based restricted stock vesting in the current period.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Fiscal Year Ended September 30,
in thousands (except per share data)	2024	2023	2022
Numerator:
Income from continuing operations	$140,175	$158,688	$220,718
Loss from discontinued operations, net of tax	—	(77)	(14)
Net income	$140,175	$158,611	$220,704

Denominator:
Basic weighted-average shares	30,548	30,353	30,432
Dilutive effect of restricted stock awards	397	388	357
Dilutive effect of stock options	8	6	7
Diluted weighted-average shares(a)	30,953	30,747	30,796

Basic income per share:
Continuing operations	$4.59	$5.23	$7.25
Discontinued operations	—	—	—
Total	$4.59	$5.23	$7.25

Diluted income per share:
Continuing operations	$4.53	$5.16	$7.17
Discontinued operations	—	—	—
Total	$4.53	$5.16	$7.17
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Stock options	—	11	22
Time-based restricted stock	2	—	—

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Revenue
West	$1,467,287	$1,297,005	$1,331,553
East	501,206	505,844	560,747
Southeast	361,704	403,936	424,688
Total revenue	$2,330,197	$2,206,785	$2,316,988

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Operating income
West	$189,739	$205,850	$253,961
East	52,898	65,021	102,146
Southeast	45,666	57,326	68,726
Segment total	288,303	328,197	424,833
Corporate and unallocated(a)	(145,277)	(150,944)	(152,342)
Total operating income	$143,026	$177,253	$272,491
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

Below operating income, we recognized a gain on sale of investment of $8.6 million during the fiscal year ended September 30, 2024 within other income, net. We previously held a minority interest in a technology company specializing in digital marketing for new home communities, which was sold in March 2024. In exchange for the previously held investment, we received cash in escrow along with a minority partnership interest in the acquiring company, which was recorded within other assets in our consolidated balance sheets.

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Depreciation and amortization
West	$9,820	$7,550	$8,178
East	1,792	1,662	1,649
Southeast	1,478	1,655	1,843
Segment total	13,090	10,867	11,670
Corporate and unallocated(a)	1,777	1,331	1,690
Total depreciation and amortization	$14,867	$12,198	$13,360
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2024	2023	2022
Capital expenditures
West	$11,956	$9,909	$7,755
East	2,559	2,578	1,208
Southeast	1,526	1,452	1,215
Corporate and unallocated	6,312	6,395	4,870
Total capital expenditures	$22,353	$20,334	$15,048
The following table presents assets by segment as of September 30, 2024 and 2023:

in thousands	September 30, 2024	September 30, 2023
Assets
West	$1,114,450	$994,597
East	454,255	356,020
Southeast	389,058	320,430
Corporate and unallocated(a)	633,764	739,986
Total assets	$2,591,527	$2,411,033
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter Description
Projects in progress inventory includes homes under construction and land under development grouped together as communities. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The Company assesses its projects in progress inventory for indicators of potential impairment at the community level on a quarterly basis. The Company evaluates, among other things, the average sales price and margins on current homes and sales contracts in backlog for each community. As of September 30, 2024, the carrying value of the Company’s projects in progress inventory was $2.0 billion.
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
◦Developing an independent expectation of indicators and comparing such expectations to those included in the impairment indicator analysis.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 13, 2024
We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 13, 2024, expressed an unqualified opinion on those financial statements.
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
November 13, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2024. The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Reporting Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2024.
Code of Ethics
Beazer Homes has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers. The Company’s Board of Directors approved amendments to the Code in November 2019 and then again in August 2024. The full text of the Code, as amended, can be found on the Company’s website at www.beazer.com. If at any time there is an amendment or waiver of any provision of the Code that is required to be disclosed, information regarding such amendment or waiver will be published on the Company’s website.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2024.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
Further information required by this item is incorporated by reference to our proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2024.

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
Indenture for 7.500% Senior Notes due 2031, dated March 15, 2024, by and among the Company, the Guarantors and Regions Bank, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 18, 2024)

4.12	—	Form of 7.500% Senior Note due 2031 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 18, 2024)
4.13	—
Indenture for 7.250% Senior Notes due 2029, dated as of September 24, 2019, by and among the Company, the Guarantors and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on September 24, 2019)

4.14	—	Form of 7.250% Senior Note due 2029 (incorporated herein by reference to Exhibit 4.2 of the Company's 8-K filed on September 24, 2019)
4.15	—
Registration Rights Agreement, dated as of September 24, 2019, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on September 24, 2019)

4.16	—
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.37 of the Company's Form 10-K for the year ended September 30, 2021)

10.1*	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2008)
10.2*	—	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2010)
10.3*	—
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

10.17*	—	Severance and Change In Control Agreement by and between Michael Dunn and the Company effective as of August 1, 2024
10.18*	—	Severance and Change in Control Agreement, dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on November 20, 2020)
10.19*	—	Letter Agreement dated November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 20, 2020), as amended
10.20*	—	Letter Agreement by and between Keith L. Belknap and the Company dated July 31, 2024 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 1, 2024)
10.21*	—	Offer Letter by and between Michael Dunn and the Company dated August 1, 2024
10.22	—
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

10.24	—
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

10.26	—
Second Amended and Restated Credit Agreement, dated as of September 24, 2012, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on September 26, 2012)

10.27	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-K filed on November 13, 2014)

10.28	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.34 of the Company's 10-K filed on November 10, 2015)

10.29	—	Credit Agreement, dated March 11, 2016, by and between Beazer Homes USA, Inc. and Wilmington Trust (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 11, 2016)
10.30	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of October 13, 2016, by and among Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 13, 2016)

10.31	—
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 24, 2017)

10.32	—
Fifth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 5, 2018)

10.33	—
Sixth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 2, 2019)

10.34	—
Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 10, 2019)

10.35	—
Term Loan Agreement, dated as of September 9, 2019, by and among the Company, the subsidiaries of the Company as guarantors thereto, and Credit Suisse International, as lender (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on September 10, 2019)

10.36	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2017)

10.37	—
Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders and issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, acting as agent, as amended (incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-Q filed on April 4, 2020)

10.38*	—	Amended and Restated 2014 Long-Term Incentive Plan, as amended
10.39	—
Ninth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 13, 2020)

10.40	—
Tenth Amendment to the Second Amended and Restated Credit Agreement, dated as of September 24, 2012, among the Company, as borrower, the lenders and issuers party thereto, and Credit Suisse AG Cayman Islands Branch, acting as agent, as amended (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 27, 2021)

10.41	—
Credit Agreement, dated as of October 13, 2022, among Beazer Homes USA, Inc., the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as an issuing lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on October 13, 2022

10.42	—
Commitment Increase Activation Notice, dated October 12, 2023, by and among Beazer Homes USA, Inc., Flagstar Bank, N.A. and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on February 1, 2024)

10.43	—
Commitment Increase Activation Notice and New Lender Supplement, dated October 12, 2023, by and among Beazer Homes USA, Inc., Texas Capital Bank and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on February 1, 2024)

19	—	Insider Trading Compliance Policy
21	—	Subsidiaries of the Company
22	—	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22 to the Company’s Form 10-Q filed May 1, 2024)
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are formatted in Inline XBRL
104	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Represents a management contract or compensatory plan or arrangement.
# Furnished, not filed.

(b)	Exhibits
Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

10.17*	—	Severance and Change In Control Agreement by and between Michael Dunn and the Company effective as of August 1, 2024
10.21*	—	Offer Letter by and between Michael Dunn and the Company dated August 1, 2024
10.38*	—	Amended and Restated 2014 Long-Term Incentive Plan, as amended
19	—	Insider Trading Compliance Policy
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are formatted in Inline XBRL
104	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Represents a management contract or compensatory plan or arrangement.
# Furnished, not filed.

(c)	Financial Statement Schedules
Reference is made to Item 15(a)2 above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 13, 2024	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2024	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President, Chief Executive Officer and Director

Date:	November 13, 2024	By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer

Date:	November 13, 2024	By:		/s/ Lloyd E. Johnson
			Name:	Lloyd E. Johnson
Director

Date:	November 13, 2024	By:		/s/ John J. Kelley III
			Name:	John J. Kelley III
Director

Date:	November 13, 2024	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 13, 2024	By:		/s/ Norma A. Provencio
			Name:	Norma A. Provencio
Director

Date:	November 13, 2024	By:		/s/ June Sauvaget
			Name:	June Sauvaget
Director

Date:	November 13, 2024	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 13, 2024	By:		/s/ Alyssa P. Steele
			Name:	Alyssa P. Steele
Director

Date:	November 13, 2024	By:		/s/ C. Christian Winkle
			Name:	C. Christian Winkle
Director