Form 10-Q
period 2024-12-31
BEAZER HOMES USA INC
filed 2025-01-30
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of January 27, 2025: 31,203,088

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2024	September 30, 2024
ASSETS
Cash and cash equivalents	$80,379	$203,907
Restricted cash	39,088	38,703
Accounts receivable (net of allowance of $284 and $284, respectively)	70,721	65,423
Owned inventory	2,164,074	2,040,640
Deferred tax assets, net	131,096	128,525
Property and equipment, net	39,792	38,628
Operating lease right-of-use assets	18,097	18,356
Goodwill	11,376	11,376
Other assets	45,905	45,969
Total assets	$2,600,528	$2,591,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$151,717	$164,389
Operating lease liabilities	19,570	19,778
Other liabilities	123,903	149,900
Total debt (net of debt issuance costs of $7,885 and $8,310, respectively)	1,071,290	1,025,349
Total liabilities	1,366,480	1,359,416
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 31,201,705 issued and outstanding and 31,047,510 issued and outstanding, respectively)	31	31
Paid-in capital	852,702	853,895
Retained earnings	381,315	378,185
Total stockholders’ equity	1,234,048	1,232,111
Total liabilities and stockholders’ equity	$2,600,528	$2,591,527
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2024	2023
Total revenue	$468,953	$386,818
Home construction and land sales expenses	396,875	309,088
Gross profit	72,078	77,730
Commissions	16,113	13,246
General and administrative expenses	49,772	41,986
Depreciation and amortization	4,055	2,233
Operating income	2,138	20,265
Loss on extinguishment of debt, net	—	(13)
Other income, net	1,028	2,657
Income from continuing operations before income taxes	3,166	22,909
Expense from income taxes	36	1,181
Income from continuing operations	3,130	21,728
Income (loss) from discontinued operations, net of tax	—	—
Net income	$3,130	$21,728
Weighted-average number of shares:
Basic	30,426	30,595
Diluted	30,800	30,982
Basic income per share:
Continuing operations	$0.10	$0.71
Discontinued operations	—	—
Total	$0.10	$0.71
Diluted income per share:
Continuing operations	$0.10	$0.70
Discontinued operations	—	—
Total	$0.10	$0.70
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2024
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
Net income and comprehensive income	—	—	—	3,130	3,130
Stock-based compensation expense	—	—	1,913	—	1,913
Shares issued under employee stock plans, net	267	—	—	—	—
Forfeiture and other settlements of restricted stock	(19)	—	—	—	—
Common stock redeemed for tax liability	(94)	—	(3,106)	—	(3,106)
Balance as of December 31, 2024	31,202	$31	$852,702	$381,315	$1,234,048

	Three Months Ended December 31, 2023
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2023	31,351	$31	$864,778	$238,010	$1,102,819
Net income and comprehensive income	—	—	—	21,728	21,728
Stock-based compensation expense	—	—	1,673	—	1,673
Shares issued under employee stock plans, net	362	1	—	—	1
Forfeiture and other settlements of restricted stock	(8)	—	—	—	—
Common stock redeemed for tax liability	(172)	—	(5,210)	—	(5,210)
Balance as of December 31, 2023	31,533	$32	$861,241	$259,738	$1,121,011

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2024	2023
Cash flows from operating activities:
Net income	$3,130	$21,728
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,055	2,233
Stock-based compensation expense	1,913	1,673
Expense from income taxes	36	1,181
Gain on disposal of fixed assets	(50)	(96)
Loss on extinguishment of debt, net	—	13
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,298)	(19,704)
Increase in inventory	(122,319)	(196,334)
Decrease in other assets	393	2,135
(Decrease) increase in trade accounts payable	(12,672)	379
Decrease in other liabilities	(28,553)	(38,791)
Net cash used in operating activities	(159,365)	(225,583)
Cash flows from investing activities:
Capital expenditures	(5,219)	(5,544)
Proceeds from sale of fixed assets	50	96
Purchases of investment securities	(503)	(7,329)
Net cash used in investing activities	(5,672)	(12,777)
Cash flows from financing activities:
Repayment of debt	—	(4,280)
Repayment of borrowings from credit facility	(30,000)	(50,000)
Borrowings from credit facility	75,000	50,000
Debt issuance costs	—	(115)
Tax payments for stock-based compensation awards	(3,106)	(5,210)
Net cash provided by (used in) financing activities	41,894	(9,605)
Net decrease in cash, cash equivalents, and restricted cash	(123,143)	(247,965)
Cash, cash equivalents, and restricted cash at beginning of period	242,610	386,289
Cash, cash equivalents, and restricted cash at end of period	$119,467	$138,324
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
Our homes are designed to appeal to homeowners at different price points across various demographic segments. Our objective is to provide our customers with homes that incorporate extraordinary value at an affordable price, delivered through our three strategic differentiators of Mortgage Choice, Choice Plans®, and Surprising Performance, while seeking to maximize our investment returns over the course of a housing cycle.
For an additional description of our business and strategic differentiators, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (2024 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2024 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Our fiscal year 2025 began on October 1, 2024 and ends on September 30, 2025. Our fiscal year 2024 began on October 1, 2023 and ended on September 30, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.

Share Repurchase Program
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program has no expiration date. No share repurchases were made during the three months ended December 31, 2024 and 2023. As of December 31, 2024, the remaining availability of the share repurchase program was $28.9 million. Previously repurchased shares under the program have been retired.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended
	December 31,
in thousands	2024	2023
Homebuilding revenue	$460,422	$380,919
Land sales and other revenue	8,531	5,899
Total revenue(a)	$468,953	$386,818
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
Homebuilding revenue is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $20.8 million and $18.7 million as of December 31, 2024 and September 30, 2024, respectively. Of the customer liabilities outstanding as of September 30, 2024, $8.2 million was recognized in revenue during the three months ended December 31, 2024 upon closing of the related homes.
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
Recent Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 will be effective for our fiscal year ending September 30, 2025 and for our interim periods starting in our first quarter of fiscal 2026. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on our consolidated financial statements and disclosures.

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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2024	2023
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$594	$—
Increase in operating lease liabilities(a)	$594	$—
Supplemental disclosure of cash activity:
Interest payments	$26,049	$25,261
Income tax payments	$7	$380
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$80,379	$104,226
Restricted cash	39,088	34,098
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$119,467	$138,324
(a) Represents leases renewed or additional leases that commenced during the three months ended December 31, 2024 and 2023.

(4) Owned Inventory
The components of our owned inventory are as follows as of December 31, 2024 and September 30, 2024:

in thousands	As of December 31, 2024	As of September 30, 2024
Homes under construction	$815,757	$754,705
Land under development	1,085,063	1,023,188
Land held for future development	19,879	19,879
Land held for sale	16,880	19,086
Capitalized interest	130,433	124,182
Model homes	96,062	99,600
Total owned inventory	$2,164,074	$2,040,640
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of December 31, 2024, we had 2,435 homes under construction, including 1,219 speculative (spec) homes totaling $395.7 million (894 in-process spec homes totaling $257.3 million, and 325 finished spec homes totaling $138.4 million). As of September 30, 2024, we had 2,315 homes under construction, including 1,154 spec homes totaling $360.9 million (827 in-process spec homes totaling $231.4 million, and 327 finished spec units totaling $129.5 million).
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
Land held for sale includes land and lots that do not fit within our homebuilding programs or strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the consolidated financial statements within our 2024 Annual Report). These assets are recorded at the lower of the carrying value or fair value less costs to sell (net realizable value).
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and land under development but excludes land held for future development and land held for sale (see Note 5 for additional information on capitalized interest).

Total owned inventory by reportable segment is presented in the table below as of December 31, 2024 and September 30, 2024:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2024
West	$1,084,056	$3,483	$13,043	$1,100,582
East	441,945	10,888	1,060	453,893
Southeast	390,546	5,508	2,777	398,831
Corporate and unallocated(b)	210,768	—	—	210,768
Total	$2,127,315	$19,879	$16,880	$2,164,074
September 30, 2024
West	$1,023,140	$3,483	$17,110	$1,043,733
East	411,914	10,888	1,300	424,102
Southeast	365,676	5,508	676	371,860
Corporate and unallocated(b)	200,945	—	—	200,945
Total	$2,001,675	$19,879	$19,086	$2,040,640
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated segment.
Inventory Impairments
Inventory assets are assessed for recoverability periodically in accordance with the policies described in Notes 2 and 4 to the consolidated financial statements within our 2024 Annual Report.

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
No project in progress impairments were recognized during the three months ended December 31, 2024 and 2023.
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
No land held for sale impairments were recognized during the three months ended December 31, 2024 and 2023.

Abandonments
From time to time, we may determine to abandon lots or not exercise certain option agreements that are not projected to produce adequate results or no longer fit with our long-term strategic plan. Additionally, in certain limited instances, we are forced to abandon lots due to seller non-performance, permitting or other regulatory issues that do not allow us to build on those lots. If we intend to no longer pursue the purchase of property, we record an abandonment charge to earnings for the non-refundable deposit amount and any related capitalized costs in the period such decision is made.
No abandonment charges were recognized during the three months ended December 31, 2024 and 2023. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024	As of September 30, 2024
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$297,803	$227,770
Remaining purchase price if lot option agreements are exercised	$1,598,199	$1,458,679
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheets.
(5) Interest
Interest capitalized during the three months ended December 31, 2024 and 2023 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2024	2023
Capitalized interest in inventory, beginning of period	$124,182	$112,580
Interest incurred	20,161	18,206
Capitalized interest amortized to home construction and land sales expenses(a)	(13,910)	(11,190)
Capitalized interest in inventory, end of period	$130,433	$119,596
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.

(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of December 31, 2024 and September 30, 2024:

in thousands	Maturity Date	December 31, 2024	September 30, 2024
5.875% Senior Notes (2027 Notes)	October 2027	357,255	357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	250,000
Unamortized debt issuance costs		(7,885)	(8,310)
Total Senior Notes, net		949,370	948,945
Junior Subordinated Notes (net of unamortized accretion of $23,853 and $24,369, respectively)	July 2036	76,920	76,404
Senior Unsecured Revolving Credit Facility	March 2028	45,000	—
Total debt, net		$1,071,290	$1,025,349
Senior Unsecured Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility (Unsecured Facility) provides working capital and letter of credit borrowing capacity of $300.0 million. The $300.0 million capacity includes a letter of credit facility of up to $100.0 million. The Company has the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $100.0 million for a maximum of $400.0 million. The Unsecured Facility terminates on March 15, 2028 (Termination Date), and the Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.
Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Unsecured Facility and are jointly and severally liable for obligations under the Unsecured Facility. For additional discussion of the Unsecured Facility, refer to Note 7 to the consolidated financial statements within our 2024 Annual Report.
As of December 31, 2024, we had $45.0 million in borrowings and no letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $255.0 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of December 31, 2024, the Company believes it was in compliance with all such covenants.
On January 28, 2025, the Company increased its available borrowing capacity under the Unsecured Facility from $300.0 million to $365.0 million. Refer to Note 15 for further discussion.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of December 31, 2024 and September 30, 2024, the Company had letters of credit outstanding under these additional facilities of $37.1 million and $36.7 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of December 31, 2024.

No debt repurchases were made during the three months ended December 31, 2024.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of December 31, 2024. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 7.30% as of December 31, 2024. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2024, the unamortized accretion was $23.9 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month SOFR plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value; beginning on June 1, 2022, the redemption price increased by 1.785% annually. As of December 31, 2024, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
We determine if an arrangement is a lease at contract inception. Lease and non-lease components are accounted for as a single component for all leases. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term, which includes optional renewal periods if we determine it is reasonably certain that the option will be exercised. As our leases do not provide an implicit rate, the discount rate used in the present value calculation represents our incremental borrowing rate determined using information available at the commencement date.
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended December 31,
in thousands	2024	2023
Operating lease expense	$1,163	$1,081
Cash payments on lease liabilities	$1,113	$973
At December 31, 2024 and 2023, the weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	6.5 years	6.9 years
Weighted-average discount rate	6.30%	6.03%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2024:

Fiscal Years Ending September 30,
in thousands
2025(a)	$3,474
2026	4,209
2027	3,308
2028	3,079
2029	3,005
Thereafter	7,416
Total lease payments(b)	24,491
Less: imputed interest	4,921
Total operating lease liabilities	$19,570
(a) Remaining lease payments are for the period beginning January 1, 2025 through September 30, 2025.
(b) Lease payments exclude $1.1 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related right-of-use asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of December 31, 2024.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2024	2023
Balance at beginning of period	$12,717	$13,046
Warranty provision	1,693	1,904
Warranty expenditures	(2,405)	(2,602)
Balance at end of period	$12,005	$12,348
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
We have an accrual of $8.5 million and $9.3 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of December 31, 2024 and September 30, 2024, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $37.1 million and $320.6 million, respectively, as of December 31, 2024, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of December 31, 2024
Deferred compensation plan assets(a)	$8,234	$—	$—	$8,234
As of September 30, 2024
Deferred compensation plan assets(a)	$8,115	$—	$—	$8,115
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
The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$9,510	$9,366	$9,449	$9,584
Total financial assets	$9,510	$9,366	$9,449	$9,584
Financial liabilities(b)
Senior Notes(c)	$949,370	$961,717	$948,945	$976,494
Junior Subordinated Notes(d)	76,920	76,920	76,404	76,404
Total financial liabilities	$1,026,290	$1,038,637	$1,025,349	$1,052,898
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

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax expense from continuing operations of $36 thousand for the three months ended December 31, 2024, compared to $1.2 million for the three months ended December 31, 2023. Income tax expense for the three months ended December 31, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period. Income tax expense for the three months ended December 31, 2023 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during fiscal 2023 and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2024, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2024, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2024 Annual Report.

(11) Stock-Based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended
	December 31,
in thousands	2024	2023
Stock-based compensation expense	$1,913	$1,673
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2024:

	Three Months Ended
	December 31, 2024
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,150	$10.04
Outstanding at end of period	11,150	10.04
Exercisable at end of period	11,000	$9.79
As of December 31, 2024 and September 30, 2024, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options.
Restricted Stock Awards
During the three months ended December 31, 2024, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the three months ended December 31, 2024:

	Three Months Ended December 31, 2024
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	303,712	415,787	719,499
Granted	96,603	170,136	266,739
Vested	(71,470)	(212,803)	(284,273)
Forfeited(a)	(17,875)	(1,034)	(18,909)
End of period	310,970	372,086	683,056
(a) Each of our performance shares represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Human Capital Committee. We have no current plans to settle any additional performance-based restricted shares in the future in cash. During November 2024, the Company forfeited 17,875 of the 89,345 performance shares that remained outstanding under the fiscal 2022 performance-based award plan. The forfeiture was determined based on the performance level achieved under the terms of the plan.
As of December 31, 2024 and September 30, 2024, total unrecognized compensation costs related to unvested restricted stock awards were $14.1 million and $6.8 million, respectively. The costs remaining as of December 31, 2024 are expected to be recognized over a weighted average period of 2.2 years.

(12) Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended December 31,
in thousands (except per share data)	2024	2023
Numerator:
Income from continuing operations	$3,130	$21,728
Income (loss) from discontinued operations, net of tax	—	—
Net income	$3,130	$21,728

Denominator:
Basic weighted-average shares	30,426	30,595
Dilutive effect of restricted stock awards	366	379
Dilutive effect of stock options	8	8
Diluted weighted-average shares(a)	30,800	30,982

Basic income per share:
Continuing operations	$0.10	$0.71
Discontinued operations	—	—
Total	$0.10	$0.71

Diluted income per share:
Continuing operations	$0.10	$0.70
Discontinued operations	—	—
Total	$0.10	$0.70
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended December 31,
in thousands	2024	2023
Time-based restricted stock	—	68
Performance-based restricted stock	2	—
(13) Other Liabilities
Other liabilities include the following as of December 31, 2024 and September 30, 2024:

in thousands	As of December 31, 2024	As of September 30, 2024
Accrued compensations and benefits	24,593	$45,335
Customer deposits	20,845	18,669
Accrued interest	16,366	23,369
Warranty reserves	12,005	12,717
Litigation accruals	8,549	9,297
Income tax liabilities	4,999	2,399
Other	36,546	38,114
Total	$123,903	$149,900

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
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding and land sales and other revenue less home construction, land development, land sales expense, title operations expense, commission expense, depreciation and amortization, and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2024 Annual Report.
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2024	2023
Revenue
West	$298,916	$237,093
East	109,882	74,777
Southeast	60,155	74,948
Total revenue	$468,953	$386,818

	Three Months Ended
	December 31,
in thousands	2024	2023
Operating income
West	$27,414	$28,339
East	6,672	6,356
Southeast	2,621	9,140
Segment total	36,707	43,835
Corporate and unallocated(a)	(34,569)	(23,570)
Total operating income	$2,138	$20,265
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

	Three Months Ended
	December 31,
in thousands	2024	2023
Depreciation and amortization
West	$2,191	$1,311
East	456	209
Southeast	298	320
Segment total	2,945	1,840
Corporate and unallocated(a)	1,110	393
Total depreciation and amortization	$4,055	$2,233
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Three Months Ended
	December 31,
in thousands	2024	2023
Capital expenditures
West	$1,782	$3,600
East	747	369
Southeast	1,217	185
Corporate and unallocated	1,473	1,390
Total capital expenditures	$5,219	$5,544
The following table presents assets by segment as of December 31, 2024 and September 30, 2024:

in thousands	December 31, 2024	September 30, 2024
Assets
West	$1,178,094	$1,114,450
East	485,806	454,255
Southeast	422,187	389,058
Corporate and unallocated(a)	514,441	633,764
Total assets	$2,600,528	$2,591,527
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.
(15) Subsequent Events
On January 28, 2025, the Company delivered activation notices to JP Morgan Chase Bank, N.A., as administrative agent under the Company’s Unsecured Facility, in connection with commitment increases by Texas Capital Bank, an existing lender, and Truist Bank, a new lender, pursuant to which the available borrowing capacity under the Unsecured Facility was increased from $300.0 million to $365.0 million.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
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
•natural disasters (such as the recent California wildfires) or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;
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
•the impact of governmental regulations on homebuilding in key markets, such as regulations limiting the availability of water and electricity (including availability of electrical equipment such as transformers and meters); and
•the success of our sustainability initiatives, including our ability to meet our goal that by the end of 2025 every home we start will be Zero Energy Ready, as well as the success of any other related partnerships or pilot programs we may enter into in order to increase the energy efficiency of our homes and prepare for a Zero Energy Ready future.
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
Market Conditions
The first fiscal quarter presented a challenging sales environment, with demand constrained by affordability concerns. Elevated mortgage rates and the uncertainty surrounding the post-election political environment contributed to weaker consumer sentiment. As mortgage rates rose to the low seven percent range and sales activity moderated, we offered discounts and incentives, including interest rate buydowns, to stimulate sales and prevent inventory buildup, which led to lower homebuilding gross margins.
While these headwinds persist, we are encouraged by the volume of prospective buyer traffic and lead generation metrics. Foot traffic and online inquiries indicate sustained interest in homeownership, but buyer urgency to convert interest into new home orders has lessened in the current environment.
Although we expect fluidity in near-term demand trends, we are optimistic in the long-term outlook of the housing market, anchored by supply and demand factors at a macroeconomic level. The shortfalls in new home production over the past decade have contributed to an underproduction of housing in the country, and demand for housing remains resilient characterized by low unemployment and wage growth, although still limited by affordability and mortgage rate volatility.
For the remainder of fiscal 2025, we will continue to focus on positioning our business for durable long-term growth. Our multi-year strategic goals, established during fiscal 2023, include reaching more than 200 active communities by the end of fiscal 2026, reducing our net debt to net capitalization ratio below 30% by the end of fiscal 2026, and reaching our target of 100% of home starts as Zero Energy Ready by the end of calendar year 2025. With a strong balance sheet, ample liquidity, and a focused sales strategy, we believe we are well-equipped to navigate the evolving market dynamics as we continue to pursue our multi-year strategic goals.
Overview of Results for Our Fiscal First Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended December 31, 2024 and a comparison to the quarter ended December 31, 2023:
•During the quarter ended December 31, 2024, our average active community count of 161 was up 17.8% from 137 in the prior year quarter. As of December 31, 2024, our ending active community count was 163, up 19.9% from 136 in the prior year quarter as we work towards our goal of reaching more than 200 active communities by the end of fiscal 2026. We invested $211.3 million in land acquisition and land development during the quarter ended December 31, 2024, representing an increase of 6.3% compared to $198.7 million in land spend during the quarter ended December 31, 2023.
•As of December 31, 2024, our land position included 28,874 controlled lots, up 9.5% from 26,374 as of December 31, 2023. Excluding land held for future development and land held for sale lots, we controlled 28,178 active lots, up 9.6% from a year ago. The majority of the growth in controlled lots was through the usage of lot option agreements, which allow us to position for future growth while providing the flexibility to respond to market conditions. As of December 31, 2024, we had 16,609 lots, or 58.9% of our total active lots, under option agreements as compared to 13,648 lots, or 53.1% of our total active lots, under option agreements as of December 31, 2023.
•During the quarter ended December 31, 2024, sales per community per month was 1.9 compared to 2.0 in the prior year quarter, and our net new orders were 932, up 13.2% from 823 in the prior year quarter. The expanded average active community count allowed us to deliver higher net new orders year-over-year despite a slight decline in sales pace to 1.9 orders per community per month during the quarter ended December 31, 2024. The sales pace of 1.9 orders per community per month reflected the challenging sales environment as well as typical seasonality as our fiscal first quarter historically tends to experience the slowest sales pace.
•Our Average Selling Price (ASP) for homes closed during the quarter ended December 31, 2024 was $507.6 thousand, down 1.0% from $512.7 thousand in the prior year quarter. Our closing ASP was down from the prior year quarter primarily due to an increase in price concession on spec homes that were sold and closed within the current year quarter, an increased share of spec home closings, as well as changes in product and community mix. Our backlog ASP of $541.5 thousand as of December 31, 2024 was up from $520.8 thousand compared to prior year quarter. The increase in backlog ASP compared to prior year quarter was primarily due to changes in product and community mix and price appreciation in certain communities.

•Homebuilding gross margin for the quarter ended December 31, 2024 was 15.2%, down from 19.9% compared to the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended December 31, 2024, was 18.2%, down from 22.9% in the prior year quarter. The decrease in homebuilding gross margin compared to the prior year quarter was primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
•SG&A for the quarter ended December 31, 2024 was 14.0% of total revenue, down from 14.3% in the prior year quarter. The improvement in SG&A as a percentage of total revenue compared to the prior year quarter was due to total revenue growth outpacing SG&A expense growth. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three months ended December 31, 2024 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2024	2023
Revenue:
Homebuilding	$460,422	$380,919
Land sales and other	8,531	5,899
Total	$468,953	$386,818
Gross profit:
Homebuilding	$69,975	$75,943
Land sales and other	2,103	1,787
Total	$72,078	$77,730
Gross margin:
Homebuilding(a)	15.2%	19.9%
Land sales and other(b)	24.7%	30.3%
Total	15.4%	20.1%
Commissions	$16,113	$13,246
General and administrative expenses (G&A)	$49,772	$41,986
SG&A (commissions plus G&A) as a percentage of total revenue	14.0%	14.3%
G&A as a percentage of total revenue	10.6%	10.9%
Depreciation and amortization	$4,055	$2,233
Operating income	$2,138	$20,265
Operating income as a percentage of total revenue	0.5%	5.2%
Effective tax rate(c)	1.1%	5.2%
Loss on extinguishment of debt, net	$—	$(13)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 18.2% and 22.9% for the three months ended December 31, 2024 and 2023, respectively. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by income from continuing operations. Our income tax expenses are not always directly correlated to the amount of pre-tax income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Our tax credits are predominantly due to the energy efficiency of our homes and, historically, were valued at $2,000 per single family home. The Inflation Reduction Act increased these credits to $2,500 or $5,000 per single family home meeting Energy Star or Zero Energy Ready qualifications, respectively. As we work towards our goal of building 100% Zero Energy Ready homes, we expect our energy efficiency tax credits to continue to shift towards $5,000 per single family home.

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
The following table reconciles our net income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31,(a)
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
Net income (GAAP)	$3,130	$21,728	$(18,598)	$121,577	$156,008	$(34,431)
Expense from income taxes	36	1,181	(1,145)	17,765	20,984	(3,219)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	13,910	11,190	2,720	70,953	65,904	5,049
EBIT (Non-GAAP)	17,076	34,099	(17,023)	210,295	242,896	(32,601)
Depreciation and amortization	4,055	2,233	1,822	16,689	11,918	4,771
EBITDA (Non-GAAP)	21,131	36,332	(15,201)	226,984	254,814	(27,830)
Stock-based compensation expense	1,913	1,673	240	7,631	7,368	263
Loss on extinguishment of debt	—	13	(13)	424	44	380
Inventory impairments and abandonments(b)	—	—	—	1,996	451	1,545
Gain on sale of investment(c)	—	—	—	(8,591)	—	(8,591)
Severance expenses	—	—	—	—	224	(224)
Adjusted EBITDA (Non-GAAP)	$23,044	$38,018	$(14,974)	$228,444	$262,901	$(34,457)
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

in thousands	As of December 31, 2024	As of December 31, 2023
Total debt (GAAP)	$1,071,290	$974,644
Stockholders' equity (GAAP)	1,234,048	1,121,011
Total capitalization (GAAP)	$2,305,338	$2,095,655
Total debt to total capitalization ratio (GAAP)	46.5%	46.5%

Total debt (GAAP)	$1,071,290	$974,644
Less: cash and cash equivalents (GAAP)	80,379	104,226
Net debt (Non-GAAP)	990,911	870,418
Stockholders' equity (GAAP)	1,234,048	1,121,011
Net capitalization (Non-GAAP)	$2,224,959	$1,991,429
Net debt to net capitalization ratio (Non-GAAP)	44.5%	43.7%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2024	2023	24 vs 23	2024	2023
West	589	533	10.5%	17.3%	19.8%
East	227	172	32.0%	13.7%	16.5%
Southeast	116	118	(1.7)%	17.7%	18.6%
Total	932	823	13.2%	16.5%	19.0%
Three Months Ended December 31, 2024 as compared to 2023
Net new orders for the quarter ended December 31, 2024 increased to 932, up 13.2% from the quarter ended December 31, 2023. The increase in net new orders compared to the prior year quarter was driven by a 17.8% increase in average active community count from 137 in the prior year quarter to 161, partially offset by a 3.8% decrease in sales pace from 2.0 orders per community per month in the prior year quarter to 1.9. The sales pace of 1.9 orders per community per month reflected the challenging sales environment as well as typical seasonality as our fiscal first quarter historically tends to experience the slowest sales pace.
West Segment: Net new orders for the quarter ended December 31, 2024 was 589, up 10.5% from the quarter ended December 31, 2023. The increase in net new orders compared to the prior year quarter was driven by a 17.2% increase in average active community count from 87 in the prior year quarter to 102, partially offset by a 5.7% decrease in sales pace from 2.0 orders per community per month in the prior year quarter to 1.9. During the current year quarter, the sales environment was particularly challenging in our Texas and Florida submarkets due to higher inventory levels and increased competition.
East Segment: Net new orders for the quarter ended December 31, 2024 was 227, up 32.0% from the quarter ended December 31, 2023. The increase in net new orders compared to the prior year quarter was driven by a 35.9% increase in average active community count from 26 in the prior year quarter to 35, partially offset by a 2.9% decrease in sales pace from 2.2 orders per community per month in the prior year quarter to 2.1.
Southeast Segment: Net new orders for the quarter ended December 31, 2024 decreased to 116, down 1.7% from the quarter ended December 31, 2023. The slight decrease in new orders compared to the prior year quarter was driven by a 1.7% decrease in sales pace from 1.7 orders per community per month in the prior year quarter to 1.6, while average active community count remained flat at 24 year-over-year.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023	24 vs 23
Backlog Units:
West	973	1,112	(12.5)%
East	341	359	(5.0)%
Southeast	193	320	(39.7)%
Total	1,507	1,791	(15.9)%
Aggregate dollar value of homes in backlog (in millions)	$816.0	$932.8	(12.5)%
ASP in backlog (in thousands)	$541.5	$520.8	4.0%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of December 31, 2024 decreased 12.5% compared to December 31, 2023 due to a 15.9% decrease in backlog units, partially offset by a 4.0% increase in the ASP of homes in backlog. The decrease in backlog units was primarily due to beginning the fiscal quarter with fewer backlog units and year-over-year growth in closings outpacing growth in net new orders for the quarter ended December 31, 2024. The increase in backlog ASP compared to prior year quarter was primarily due to changes in product and community mix and price appreciation in certain communities.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$291,863	$234,409	24.5%	$502.3	$516.3	(2.7)%	581	454	28.0%
East	108,564	71,753	51.3%	540.1	527.6	2.4%	201	136	47.8%
Southeast	59,995	74,757	(19.7)%	480.0	488.6	(1.8)%	125	153	(18.3)%
Total	$460,422	$380,919	20.9%	$507.6	$512.7	(1.0)%	907	743	22.1%
Three Months Ended December 31, 2024 as compared to 2023
West Segment: Homebuilding revenue increased by 24.5% for the three months ended December 31, 2024 compared to the prior year quarter due to a 28.0% increase in closings, partially offset by a 2.7% decrease in ASP. The increase in closings was primarily due to higher volume of spec homes that sold and closed within the current fiscal quarter and improved construction cycle times compared to prior year quarter.
East Segment: Homebuilding revenue increased by 51.3% for the three months ended December 31, 2024 compared to the prior year quarter due to an 47.8% increase in closings and a 2.4% increase in ASP. The increase in closings was primarily due to higher volume of spec homes that sold and closed within the current fiscal quarter and improved construction cycle times compared to prior year quarter.
Southeast Segment: Homebuilding revenue decreased by 19.7% for the three months ended December 31, 2024 compared to the prior year quarter due to an 18.3% decrease in closings and a 1.8% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to prior year quarter.

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

	Three Months Ended December 31, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$53,308	18.3%	$—	$53,308	18.3%	$—	$53,308	18.3%
East	16,373	15.1%	—	16,373	15.1%	—	16,373	15.1%
Southeast	9,653	16.1%	—	9,653	16.1%	—	9,653	16.1%
Corporate & unallocated(a)	(9,359)		—	(9,359)		13,910	4,551
Total homebuilding	$69,975	15.2%	$—	$69,975	15.2%	$13,910	$83,885	18.2%

	Three Months Ended December 31, 2023
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$50,800	21.7%	$—	$50,800	21.7%	$—	$50,800	21.7%
East	12,723	17.7%	—	12,723	17.7%	—	12,723	17.7%
Southeast	16,738	22.4%	—	16,738	22.4%	—	16,738	22.4%
Corporate & unallocated(a)	(4,318)		—	(4,318)		11,190	6,872
Total homebuilding	$75,943	19.9%	$—	$75,943	19.9%	$11,190	$87,133	22.9%

(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.
Three Months Ended December 31, 2024 as compared to 2023
Our homebuilding gross profit decreased by $6.0 million to $70.0 million for the three months ended December 31, 2024, compared to $75.9 million in the prior year quarter. The decrease in homebuilding gross profit compared to the prior year quarter was primarily due to a decrease in gross margin of 470 basis points to 15.2%, partially offset by an increase in homebuilding revenue of $79.5 million. As shown in the tables above, the comparability of our gross profit was slightly impacted by interest amortized to homebuilding cost of sales, which increased by $2.7 million compared to the prior year quarter (refer to Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $3.2 million compared to the prior year quarter, while homebuilding gross margin decreased by 470 basis points to 18.2%. The decrease in gross margin for the three months ended December 31, 2024 compared to the prior year quarter was primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.

West Segment: Compared to the prior year quarter, homebuilding gross profit increased by $2.5 million due to an increase in homebuilding revenue, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 18.3%, down from 21.7% in the prior year quarter, primarily due to an increase in closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
East Segment: Compared to the prior year quarter, homebuilding gross profit increased by $3.7 million due to an increase in homebuilding revenue, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 15.1%, down from 17.7% in the prior year quarter, primarily due to an increase in price concessions, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $7.1 million due to a lower gross margin and a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 16.1%, down from 22.4% in the prior year quarter, primarily due to an increase in price concessions, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2024	2023	24 vs 23	2024	2023	24 vs 23
West	$7,053	$2,684	$4,369	$1,699	$612	$1,087
East	1,318	3,024	(1,706)	294	1,055	(761)
Southeast	160	191	(31)	110	120	(10)
Total	$8,531	$5,899	$2,632	$2,103	$1,787	$316
For the three months ended December 31, 2024, land sales and other revenue increased by $2.6 million to $8.5 million, and land sales and other gross profit increased by $0.3 million to $2.1 million compared to the prior year quarter. Period-over-period fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit are primarily impacted by the profitability of individual land and lot sale transactions as well as the volume of our title examinations operations. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended December 31,
in thousands	2024	2023	24 vs 23
West	$27,414	$28,339	$(925)
East	6,672	6,356	316
Southeast	2,621	9,140	(6,519)
Corporate and unallocated(a)	(34,569)	(23,570)	(10,999)
Operating income	$2,138	$20,265	$(18,127)
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
Three Months Ended December 31, 2024 as compared to 2023
Our operating income decreased by $18.1 million to $2.1 million for the three months ended December 31, 2024, compared to operating income of $20.3 million for the three months ended December 31, 2023. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A expense increased by 19.3% compared to prior year quarter in proportion to active community count growth. SG&A as a percentage of total revenue improved by 30 basis points compared to the prior year quarter, from 14.3% to 14.0%, due to total revenue growth outpacing SG&A expense growth.
West Segment: The $0.9 million decrease in operating income compared to the prior year quarter was primarily due to higher commissions expense on higher homebuilding revenue and higher sales and marketing costs driven by community count growth, partially offset by higher gross profit in the segment.
East Segment: The $0.3 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed, partially offset by higher commissions expense on higher homebuilding revenue and higher sales and marketing costs driven by community count growth.
Southeast Segment: The $6.5 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, partially offset by lower commissions expense on lower homebuilding revenue in the segment.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2024, corporate and unallocated net expenses increased by $11.0 million from the prior year quarter primarily due to higher G&A expenses as well as higher amortization of capitalized interest and capitalized indirect costs to cost of sales on higher closings and homebuilding revenue.
Below operating income, we experienced a year-over-year decrease within other income, net primarily due to lower interest income driven by lower interest rates on lower operating cash balances.
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

We recognized income tax expense from continuing operations of $36 thousand for the three months ended December 31, 2024, compared to $1.2 million for the three months ended December 31, 2023. Income tax expense for the three months ended December 31, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period. Income tax expense for the three months ended December 31, 2023 was primarily driven income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during fiscal 2023 and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, our Senior Unsecured Revolving Credit Facility and other bank borrowings, the issuance of equity and equity-linked securities, and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities), and available credit facilities.
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2024	2023
Net cash used in operating activities	$(159,365)	$(225,583)
Net cash used in investing activities	(5,672)	(12,777)
Net cash provided by (used in) financing activities	41,894	(9,605)
Net decrease in cash, cash equivalents, and restricted cash	$(123,143)	$(247,965)
Operating Activities
Net cash used in operating activities was $159.4 million for the three months ended December 31, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $122.3 million resulting from land acquisition, land development and house construction spending to support continued growth, and a net increase in non-inventory working capital balances of $46.1 million. This was partially offset by cash inflows from income before income taxes of $3.2 million, which included $5.9 million of non-cash charges.
Net cash used in operating activities was $225.6 million for the three months ended December 31, 2023. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $196.3 million resulting from land acquisition, land development and house construction spending to support continued growth, and a net increase in non-inventory working capital balances of $56.0 million. This was partially offset by cash inflows from income before income taxes of $22.9 million, which included $3.8 million of non-cash charges.
Investing Activities
Net cash used in investing activities was $5.7 million for the three months ended December 31, 2024, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.
Net cash used in investing activities was $12.8 million for the three months ended December 31, 2023, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.
Financing Activities
Net cash provided by financing activities was $41.9 million for the three months ended December 31, 2024, primarily driven by net borrowings from our Unsecured Facility (see Note 6 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion), partially offset by tax payments for stock-based compensation awards vesting.
Net cash used in financing activities was $9.6 million for the three months ended December 31, 2023, primarily driven by the repurchase of a portion of our 2025 Notes, debt issuance costs related to expanding the borrowing capacity of our Unsecured Facility, and tax payments for stock-based compensation awards vesting.

Financial Position
As of December 31, 2024, our liquidity position consisted of $80.4 million in cash and cash equivalents and $255.0 million of remaining capacity under the Unsecured Facility, compared to $104.2 million in cash and cash equivalents and $300.0 million of remaining capacity under the Unsecured Facility as of December 31, 2023. Meanwhile, we invested $211.3 million and $198.7 million in land acquisition and land development during quarters ended December 31, 2024 and December 31, 2023, respectively.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $300.0 million, which includes a letter of credit capacity of $100.0 million. As of December 31, 2024, we had $45.0 million in borrowings and no letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $255.0 million. Subsequently in January 2025, we increased our available borrowing capacity under the $300.0 million to $365.0 million. See Note 6 and Note 15 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $37.1 million of outstanding letters of credit under these facilities.
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
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program has no expiration date. No share repurchases were made during the three months ended December 31, 2024 and 2023. As of December 31, 2024, the remaining availability of the share repurchase program was $28.9 million. Previously repurchased shares under the program have been retired.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2024 or 2023.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of December 31, 2024, we controlled 28,874 lots, which includes 272 lots of land held for future development and 424 lots of land held for sale. Of the 28,178 active lots, we controlled 16,609 of these lots, or 58.9%, through option agreements, as compared to 13,648 active lots controlled, or 53.1% of our total active lots, through option agreements as of December 31, 2023. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $297.8 million as of December 31, 2024. The total remaining purchase price, net of cash deposits, committed under all options was $1.60 billion as of December 31, 2024. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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

Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $37.1 million and $320.6 million, respectively, as of December 31, 2024, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2024 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2024 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2024, we had variable rate debt outstanding totaling approximately $76.9 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2024 was $961.7 million, compared to a carrying amount of $949.4 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $961.7 million to $998.2 million as of December 31, 2024.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.
Item 5. Other Information
Updates to the Unsecured Facility
On January 28, 2025, the Company delivered activation notices to JP Morgan Chase Bank, N.A., as administrative agent under the Company’s Unsecured Facility, in connection with commitment increases by Texas Capital Bank, an existing lender, and Truist Bank, a new lender, pursuant to which the available borrowing capacity under the Unsecured Facility was increased from $300.0 million to $365.0 million.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

10.1	Commitment Increase Activation Notice, dated January 28, 2025, by and among Beazer Homes USA, Inc., Texas Capital Bank and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender

10.2
Commitment Increase Activation Notice and New Lender Supplement, dated January 28, 2025, by and among Beazer Homes USA, Inc., Truist Bank and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender

22.1	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22.1 of the Company's Form 10-Q filed on May 1, 2024)

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The condensed consolidated financial statements and accompanying notes in Part I, Financial Information on Form 10-Q are formatted in Inline XBRL

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
# Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 30, 2025	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer