Form 10-Q
period 2025-03-31
BEAZER HOMES USA INC
filed 2025-05-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 28, 2025: 30,303,405

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$85,082	$203,907
Restricted cash	23,386	38,703
Accounts receivable (net of allowance of $284 and $284, respectively)	67,861	65,423
Owned inventory	2,233,407	2,040,640
Deferred tax assets, net	132,455	128,525
Property and equipment, net	42,987	38,628
Operating lease right-of-use assets	17,274	18,356
Goodwill	11,376	11,376
Other assets	40,917	45,969
Total assets	$2,654,745	$2,591,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$184,411	$164,389
Operating lease liabilities	18,725	19,778
Other liabilities	141,311	149,900
Total debt (net of debt issuance costs of $7,461 and $8,310, respectively)	1,082,231	1,025,349
Total liabilities	1,426,678	1,359,416
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 30,303,405 issued and outstanding and 31,047,510 issued and outstanding, respectively)	30	31
Paid-in capital	833,944	853,895
Retained earnings	394,093	378,185
Total stockholders’ equity	1,228,067	1,232,111
Total liabilities and stockholders’ equity	$2,654,745	$2,591,527
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2025	2024	2025	2024
Total revenue	$565,339	$541,540	$1,034,292	$928,358
Home construction and land sales expenses	478,813	439,687	875,688	748,775
Inventory impairments and abandonments	528	—	528	—
Gross profit	85,998	101,853	158,076	179,583
Commissions	18,783	18,285	34,896	31,531
General and administrative expenses	49,199	44,004	98,971	85,990
Depreciation and amortization	4,647	3,573	8,702	5,806
Operating income	13,369	35,991	15,507	56,256
Loss on extinguishment of debt, net	—	(424)	—	(437)
Other income, net	799	10,343	1,827	13,000
Income from continuing operations before income taxes	14,168	45,910	17,334	68,819
Expense from income taxes	1,390	6,739	1,426	7,920
Income from continuing operations	12,778	39,171	15,908	60,899
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$12,778	$39,171	$15,908	$60,899
Weighted-average number of shares:
Basic	30,119	30,769	30,274	30,681
Diluted	30,265	31,133	30,479	31,064
Basic income per share:
Continuing operations	$0.42	$1.27	$0.53	$1.98
Discontinued operations	—	—	—	—
Total	$0.42	$1.27	$0.53	$1.98
Diluted income per share:
Continuing operations	$0.42	$1.26	$0.52	$1.96
Discontinued operations	—	—	—	—
Total	$0.42	$1.26	$0.52	$1.96
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of December 31, 2024	31,202	$31	$852,702	$381,315	$1,234,048
Net income and comprehensive income	—	—	—	12,778	12,778
Stock-based compensation expense	—	—	1,712	—	1,712
Stock option exercises	11	—	106	—	106
Shares issued under employee stock plans, net	7	—	—	—	—
Forfeiture and other settlements of restricted stock	(11)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(15)	—	(15)
Share repurchases	(905)	(1)	(20,561)	—	(20,562)
Balance as of March 31, 2025	30,303	$30	$833,944	$394,093	$1,228,067

	Six Months Ended March 31, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
Net income and comprehensive income	—	—	—	15,908	15,908
Stock-based compensation expense	—	—	3,625	—	3,625
Stock option exercises	11	—	106	—	106
Shares issued under employee stock plans, net	274	—	—	—	—
Forfeiture and other settlements of restricted stock	(30)	—	—	—	—
Common stock redeemed for tax liability	(95)	—	(3,121)	—	(3,121)
Share repurchases	(905)	(1)	(20,561)	—	(20,562)
Balance as of March 31, 2025	30,303	$30	$833,944	$394,093	$1,228,067

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

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2025	2024
Cash flows from operating activities:
Net income	$15,908	$60,899
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,702	5,806
Stock-based compensation expense	3,625	3,062
Inventory impairments and abandonments	528	—
Expense from income taxes	1,426	7,920
Gain on disposal of fixed assets	(130)	(194)
Gain on sale of investment	—	(8,591)
Loss on extinguishment of debt, net	—	437
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,438)	(8,628)
Increase in income tax receivable	—	(246)
Increase in inventory	(191,047)	(299,116)
Decrease in other assets	1,386	4,350
Increase in trade accounts payable	20,022	14,413
Decrease in other liabilities	(13,916)	(19,685)
Net cash used in operating activities	(155,934)	(239,573)
Cash flows from investing activities:
Capital expenditures	(13,061)	(11,501)
Proceeds from sale of fixed assets	130	194
Purchases of investment securities	(568)	(7,454)
Proceeds from maturities in investment securities	4,098	—
Net cash used in investing activities	(9,401)	(18,761)
Cash flows from financing activities:
Repayment of debt	—	(202,195)
Proceeds from issuance of debt	—	250,000
Repayment of borrowings from credit facility	(165,000)	(115,000)
Borrowings from credit facility	220,000	115,000
Debt issuance costs	(230)	(5,162)
Repurchase of common stock	(20,562)	—
Tax payments for stock-based compensation awards	(3,121)	(5,220)
Stock option exercises	106	16
Net cash provided by financing activities	31,193	37,439
Net decrease in cash, cash equivalents, and restricted cash	(134,142)	(220,895)
Cash, cash equivalents, and restricted cash at beginning of period	242,610	386,289
Cash, cash equivalents, and restricted cash at end of period	$108,468	$165,394
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2024 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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

Share Repurchase Program
In May 2022, the Company's Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program had no expiration date. The Company repurchased 905 thousand shares of its common stock for $20.6 million at an average price per share of $22.73 during the three and six months ended March 31, 2025 through open market transactions. No share repurchases were made during the three and six months ended March 31, 2024. All shares have been retired upon repurchase. The aggregate reduction to stockholders' equity related to share repurchases during the three and six months ended March 31, 2025 was $20.6 million. As of March 31, 2025, the remaining availability of the share repurchase program was $8.3 million.
In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program. Refer to Note 15 for further discussion.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2025	2024	2025	2024
Homebuilding revenue	$556,032	$538,636	$1,016,454	$919,555
Land sales and other revenue	9,307	2,904	17,838	8,803
Total revenue(a)	$565,339	$541,540	$1,034,292	$928,358
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
Homebuilding revenue is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $21.1 million and $18.7 million as of March 31, 2025 and September 30, 2024, respectively. Of the customer liabilities outstanding as of September 30, 2024, $5.6 million and $13.8 million was recognized in revenue during the three and six months ended March 31, 2025 upon closing of the related homes.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2025	2024
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$594	$—
Increase in operating lease liabilities(a)	$594	$—
Supplemental disclosure of cash activity:
Interest payments	$39,414	$34,555
Income tax payments	$6,606	$7,010
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$85,082	$132,867
Restricted cash	23,386	32,527
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$108,468	$165,394
(a) Represents leases renewed or additional leases that commenced during the six months ended March 31, 2025 and 2024.

(4) Owned Inventory
The components of our owned inventory are as follows as of March 31, 2025 and September 30, 2024:

in thousands	As of March 31, 2025	As of September 30, 2024
Homes under construction	$855,971	$754,705
Land under development	1,102,584	1,023,188
Land held for future development	19,489	19,879
Land held for sale	25,166	19,086
Capitalized interest	134,292	124,182
Model homes	95,905	99,600
Total owned inventory	$2,233,407	$2,040,640
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of March 31, 2025, we had 2,555 homes under construction, including 1,306 speculative (spec) homes totaling $414.7 million (1,019 in-process spec homes totaling $295.3 million, and 287 finished spec homes totaling $119.4 million). As of September 30, 2024, we had 2,315 homes under construction, including 1,154 spec homes totaling $360.9 million (827 in-process spec homes totaling $231.4 million, and 327 finished spec units totaling $129.5 million).
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

Total owned inventory by reportable segment is presented in the table below as of March 31, 2025 and September 30, 2024:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2025
West	$1,084,739	$3,483	$17,552	$1,105,774
East	473,491	10,888	4,837	489,216
Southeast	413,483	5,118	2,777	421,378
Corporate and unallocated(b)	217,039	—	—	217,039
Total	$2,188,752	$19,489	$25,166	$2,233,407
September 30, 2024
West	$1,023,140	$3,483	$17,110	$1,043,733
East	411,914	10,888	1,300	424,102
Southeast	365,676	5,508	676	371,860
Corporate and unallocated(b)	200,945	—	—	200,945
Total	$2,001,675	$19,879	$19,086	$2,040,640
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
The following table presents, by reportable segment, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2025	2024	2025	2024
Abandonments:
West	$528	$—	$528	$—
Total abandonments charges	$528	$—	$528	$—
Total impairment and abandonment charges	$528	$—	$528	$—

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
No project in progress impairments were recognized during the three and six months ended March 31, 2025 and 2024.

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
No land held for sale impairments were recognized during the three and six months ended March 31, 2025 and 2024.
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
We recognized $0.5 million of abandonment charges during the three and six months ended March 31, 2025. No abandonment charges were recognized during the three and six months ended March 31, 2024. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
Lot Option Agreements
In addition to purchasing land directly, we utilize lot option agreements that enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. The majority of our lot option agreements require a non-refundable cash deposit or issuance of an irrevocable letter of credit or surety bond based on a percentage of the purchase price of the land for the right to acquire lots during a specified period at a specified price. Purchase of the properties under these agreements is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option agreements, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred. If the Company cancels a lot option agreement, the cancellation would result in a write-off of the related deposits and pre-acquisition costs but would not expose the Company to the overall risks or losses of the applicable entity we are purchasing from. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option agreements. Various factors, some of which are beyond our control, such as market conditions, weather conditions, and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
The following table provides a summary of our interests in lot option agreements as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025	As of September 30, 2024
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$313,491	$227,770
Remaining purchase price if lot option agreements are exercised	$1,572,210	$1,458,679
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheets.

(5) Interest
Interest capitalized during the three and six months ended March 31, 2025 and 2024 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2025	2024	2025	2024
Capitalized interest in inventory, beginning of period	$130,433	$119,596	$124,182	$112,580
Interest incurred	21,617	19,689	41,778	37,895
Capitalized interest amortized to home construction and land sales expenses(a)	(17,758)	(16,071)	(31,668)	(27,261)
Capitalized interest in inventory, end of period	$134,292	$123,214	$134,292	$123,214
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of March 31, 2025 and September 30, 2024:

in thousands	Maturity Date	March 31, 2025	September 30, 2024
5.875% Senior Notes (2027 Notes)	October 2027	$357,255	$357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	250,000
Unamortized debt issuance costs		(7,461)	(8,310)
Total Senior Notes, net		949,794	948,945
Junior Subordinated Notes (net of unamortized accretion of $23,336 and $24,369, respectively)	July 2036	77,437	76,404
Senior Unsecured Revolving Credit Facility	March 2028	55,000	—
Total debt, net		$1,082,231	$1,025,349
Senior Unsecured Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility (Unsecured Facility) provides working capital and letter of credit borrowing capacity. On January 28, 2025, the Company increased its available borrowing capacity under the Unsecured Facility from $300.0 million to $365.0 million. The $365.0 million capacity includes a letter of credit facility of up to $100.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $35.0 million for a maximum of $400.0 million. The Unsecured Facility terminates on March 15, 2028 (Termination Date), and the Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.
Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Unsecured Facility and are jointly and severally liable for obligations under the Unsecured Facility. For additional discussion of the Unsecured Facility, refer to Note 7 to the consolidated financial statements within our 2024 Annual Report.
As of March 31, 2025, we had $55.0 million in borrowings and $17.4 million in letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $292.6 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of March 31, 2025, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of March 31, 2025 and September 30, 2024, the Company had letters of credit outstanding under these additional facilities of $21.9 million and $36.4 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2025.
No debt repurchases were made during the three and six months ended March 31, 2025.
During the three months ended March 31, 2024, we issued and sold $250.0 million aggregate principal amount of the 2031 Notes at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. During the three months ended December 31, 2023, we repurchased $4.3 million of our outstanding 6.750% Senior Notes due 2025 (2025 Notes) using cash on hand, resulting in a loss on extinguishment of debt of less than $0.1 million. In March 2024, we also redeemed the remaining $197.9 million of our outstanding 2025 Notes using proceeds from the issuance of the 2031 Notes, resulting in a loss on extinguishment of debt of $0.4 million. The Company has terminated, cancelled, and discharged all of its obligations under the 2025 Notes as of March 31, 2024.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of March 31, 2025. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 7.00% as of March 31, 2025. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2025, the unamortized accretion was $23.3 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month SOFR plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value, and beginning on June 1, 2022, the redemption price has increased by 1.785% annually. As of March 31, 2025, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2025	2024	2025	2024
Operating lease expense	$1,146	$1,018	$2,309	$2,099
Cash payments on lease liabilities	$1,168	$1,021	$2,281	$1,994
At March 31, 2025 and 2024, the weighted-average remaining lease term and discount rate were as follows:

	As of March 31,
	2025	2024
Weighted-average remaining lease term	6.4 years	6.8 years
Weighted-average discount rate	6.34%	6.07%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2025:

Fiscal Years Ending September 30,
in thousands
2025(a)	$2,321
2026	4,209
2027	3,309
2028	3,080
2029	3,006
Thereafter	7,418
Total lease payments(b)	23,343
Less: imputed interest	4,618
Total operating lease liabilities	$18,725
(a) Remaining lease payments are for the period beginning April 1, 2025 through September 30, 2025.
(b) Lease payments exclude $2.8 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related right-of-use asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of March 31, 2025.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2025	2024	2025	2024
Balance at beginning of period	$12,005	$12,348	$12,717	$13,046
Warranty provision	1,552	2,208	3,245	4,112
Warranty expenditures	(2,003)	(2,427)	(4,408)	(5,029)
Balance at end of period	$11,554	$12,129	$11,554	$12,129
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

We have an accrual of $9.1 million and $9.3 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of March 31, 2025 and September 30, 2024, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $39.3 million and $324.0 million, respectively, as of March 31, 2025, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of March 31, 2025
Deferred compensation plan assets(a)	$7,677	$—	$—	$7,677
As of September 30, 2024
Deferred compensation plan assets(a)	$8,115	$—	$—	$8,115
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

The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025		As of September 30, 2024
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$5,461	$5,461	$9,449	$9,584
Total financial assets	$5,461	$5,461	$9,449	$9,584
Financial liabilities(b)
Senior Notes(c)	$949,794	$938,308	$948,945	$976,494
Junior Subordinated Notes(d)	77,437	77,437	76,404	76,404
Total financial liabilities	$1,027,231	$1,015,745	$1,025,349	$1,052,898
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
(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax expense from continuing operations of $1.4 million and $1.4 million for the three and six months ended March 31, 2025, respectively, compared to $6.7 million and $7.9 million for the three and six months ended March 31, 2024, respectively. Income tax expense for the six months ended March 31, 2025 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period. Income tax expense for the six months ended March 31, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during fiscal 2024 and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2025, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2024, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2024 Annual Report.

(11) Stock-Based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2025	2024	2025	2024
Stock-based compensation expense	$1,712	$1,389	$3,625	$3,062
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2025:

	Six Months Ended
	March 31, 2025
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,150	$10.04
Granted	1,692	22.38
Exercised	(10,900)	9.79
Outstanding at end of period	1,942	22.18
Exercisable at end of period	100	$10.30
As of March 31, 2025 and September 30, 2024, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options.
Restricted Stock Awards
During the six months ended March 31, 2025, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the six months ended March 31, 2025:

	Six Months Ended March 31, 2025
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	303,712	415,787	719,499
Granted	96,603	176,957	273,560
Vested	(71,470)	(222,395)	(293,865)
Forfeited(a)	(21,357)	(7,967)	(29,324)
End of period	307,488	362,382	669,870
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
As of March 31, 2025 and September 30, 2024, total unrecognized compensation costs related to unvested restricted stock awards were $12.1 million and $6.8 million, respectively. The costs remaining as of March 31, 2025 are expected to be recognized over a weighted average period of 2.1 years.

(12) Earnings Per Share
Basic income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive securities in periods in which the Company has net income and such effects are dilutive under the treasury stock method.
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands (except per share data)	2025	2024	2025	2024
Numerator:
Income from continuing operations	$12,778	$39,171	$15,908	$60,899
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$12,778	$39,171	$15,908	$60,899

Denominator:
Basic weighted-average shares	30,119	30,769	30,274	30,681
Dilutive effect of restricted stock awards	146	357	201	375
Dilutive effect of stock options	—	7	4	8
Diluted weighted-average shares(a)	30,265	31,133	30,479	31,064

Basic income per share:
Continuing operations	$0.42	$1.27	$0.53	$1.98
Discontinued operations	—	—	—	—
Total	$0.42	$1.27	$0.53	$1.98

Diluted income per share:
Continuing operations	$0.42	$1.26	$0.52	$1.96
Discontinued operations	—	—	—	—
Total	$0.42	$1.26	$0.52	$1.96
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2025	2024	2025	2024
Stock options	1	—	1	—
Time-based restricted stock	179	1	102	2
Performance-based restricted stock	48	—	—	—
(13) Other Liabilities
Other liabilities include the following as of March 31, 2025 and September 30, 2024:

in thousands	As of March 31, 2025	As of September 30, 2024
Accrued compensations and benefits	$31,260	$45,335
Customer deposits	21,109	18,669
Accrued interest	23,484	23,369
Warranty reserves	11,554	12,717
Litigation accruals	9,147	9,297
Income tax liabilities	1,148	2,399
Other	43,609	38,114
Total	$141,311	$149,900

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
The following tables contain our revenue, operating income, and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2025	2024	2025	2024
Revenue
West	$373,856	$347,338	$672,772	$584,431
East	120,856	111,844	230,738	186,621
Southeast	70,627	82,358	130,782	157,306
Total revenue	$565,339	$541,540	$1,034,292	$928,358

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2025	2024	2025	2024
Operating income
West	$39,475	$46,030	$66,889	$74,369
East	7,557	12,282	14,229	18,638
Southeast	3,737	10,953	6,358	20,093
Segment total	50,769	69,265	87,476	113,100
Corporate and unallocated(a)	(37,400)	(33,274)	(71,969)	(56,844)
Total operating income	$13,369	$35,991	$15,507	$56,256
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2025	2024	2025	2024
Depreciation and amortization
West	$2,518	$2,452	$4,709	$3,763
East	548	406	1,004	615
Southeast	397	268	695	588
Segment total	3,463	3,126	6,408	4,966
Corporate and unallocated(a)	1,184	447	2,294	840
Total depreciation and amortization	$4,647	$3,573	$8,702	$5,806
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
in thousands	2025	2024
Capital expenditures
West	$5,012	$6,873
East	1,211	865
Southeast	2,558	462
Corporate and unallocated	4,280	3,301
Total capital expenditures	$13,061	$11,501
The following table presents assets by segment as of March 31, 2025 and September 30, 2024:

in thousands	March 31, 2025	September 30, 2024
Assets
West	$1,185,797	$1,114,450
East	519,202	454,255
Southeast	447,114	389,058
Corporate and unallocated(a)	502,632	633,764
Total assets	$2,654,745	$2,591,527
(a) Primarily consists of cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.
(15) Subsequent Events
In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program authorized in the third quarter of fiscal 2022 of up to $50.0 million of common stock repurchases, pursuant to which $8.3 million of the capacity remained prior to the replacement of the program. Purchases under the new share repurchase program can be made from time to time using a variety of methods, which may include open market purchases, purchases effected through 10b5-1 trading plans, accelerated share purchase programs, tender offers, or other transactions.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•macroeconomic uncertainty, including high levels of inflation, elevated interest rates, extreme stock market volatility, and historic changes in U.S. trade policy, negatively impacting consumer sentiment and softening demand for the homes we sell;
•elevated mortgage interest rates for prolonged periods, as well as further increases to, and reduced availability of, mortgage financing due to, among other factors, additional actions by the Federal Reserve to address inflation;
•supply chain challenges (including as a result of U.S. trade policies and retaliatory responses from other countries) negatively impacting our homebuilding production, including shortages of raw materials and other critical components such as windows, doors, and appliances;
•our ability to meet or achieve our sustainability related goals, aspirations, initiatives, and our public statements and disclosures regarding them;
•inaccurate estimates related to homes to be delivered in the future (backlog), as they are subject to various cancellation risks that cannot be fully controlled;
•factors affecting margins, such as adjustments to home pricing, increased sales incentives and mortgage rate buy down programs in order to remain competitive, and changes in U.S trade policy;
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
•inefficient or ineffective allocation of capital, including with respect to planned share repurchases;

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
•natural disasters (such as the California wildfires in January 2025) or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;
•shortages of or increased costs for labor used in housing production, including as a result of federal or state legislation and/or enforcement, and the level of quality and craftsmanship provided by such labor;
•terrorist acts, protests and civil unrest, political uncertainty, acts of war or other factors over which the Company has no control;
•potential negative impacts of public health emergencies and lingering impacts of past pandemics;
•the potential recoverability of our deferred tax assets;
•a change in the current tax law including, but not limited to, an increase in corporate tax rates or the loss of or future unavailability of certain energy efficiency tax credits;
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
Market Conditions
During the second quarter of fiscal 2025, the housing market was slower than expected as the macroeconomic environment became increasingly uncertain, which negatively impacted consumer sentiment, intensified persistent affordability challenges, and weakened demand. Despite this challenging operating environment, we believe longer-term housing market conditions remain favorable as shortfalls in production over the past decade have contributed to an undersupply of housing.
During fiscal 2023, we established three Multi-Year Goals centered on growth, deleveraging, and product differentiation, which have since guided our capital allocation strategy. We remain dedicated to these objectives in support of our business:
•Growth: reaching more than 200 active communities by the end of fiscal 2026. Our March 31, 2025 active community count was 162 communities, up 11.7% from March 31, 2024 and 33.9% from March 31, 2023.
•Deleveraging: reducing our net debt to net capitalization ratio to below 30% by the end of fiscal 2026. As of March 31, 2025, our net debt to net capitalization ratio was up moderately from March 31, 2024 and March 31, 2023 due to higher land investment. However, the cumulative profitability and cash flow we anticipate over the remainder of the year will allow us to make strides in reducing this ratio.
•Product differentiation: fulfilling our commitment that by the end of the calendar year 2025 every home we start will be Zero Energy Ready. Nearly 99% of the Company's fiscal second quarter new home starts are being built to Zero Energy Ready standards, up from 43% at March 31, 2024 and 4% at March 31, 2023.
In February 2025, we announced an acceleration of the pace of our share repurchases given the opportunity to purchase our stock at a significant discount to book value. In tandem, we modified our multi-year deleveraging goal to reduce our net debt to net capitalization ratio to the “low 30% range” by the end of fiscal 2026. By the end of the second quarter, we had repurchased $20.6 million, or approximately 905,000 shares, of our common stock, bringing our total repurchases to $41.7 million over the past three years.
With challenging housing market conditions and our shares trading at a significant discount to book value, we have decided to slow our community count growth and deleveraging efforts to accommodate more share repurchases. To that end, in April 2025, our Board of Directors approved a new share repurchase program to repurchase up to $100.0 million of our outstanding common stock, which we expect to execute over multiple years.
Reflecting our revised capital allocation priorities, we are updating our Multi-Year Goals as follows:
•Growth: reaching more than 200 active communities by the end of fiscal 2027,
•Deleveraging: reducing our net debt to net capitalization ratio to the low 30% range by the end of fiscal 2027, and
•Book value per share: achieving a double-digit compound annual growth in book value per share from the end of fiscal 2024 through fiscal 2027.
Overview of Results for Our Fiscal Second Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended March 31, 2025 and a comparison to the quarter ended March 31, 2024:
•During the quarter ended March 31, 2025, our average active community count of 163 was up 15.9% from 140 in the prior year quarter. As of March 31, 2025, our ending active community count was 162, up 11.7% from 145 in the prior year quarter. We invested $197.0 million in land acquisition and land development during the quarter ended March 31, 2025, which was relatively flat compared to $197.8 million in land spend during the quarter ended March 31, 2024.
•As of March 31, 2025, our land position included 28,290 controlled lots, up 5.2% from 26,887 as of March 31, 2024. Excluding land held for future development and land held for sale lots, we controlled 27,514 active lots, up 4.9% from a year ago. This growth was achieved through expanded usage of lot option agreements, which allow us to position for future growth while providing the flexibility to respond to market conditions. As of March 31, 2025, we had 16,322 lots, or 59.3% of our total active lots, under option agreements as compared to 13,527 lots, or 51.6% of our total active lots, under option agreements as of March 31, 2024.

•During the quarter ended March 31, 2025, orders per community per month were 2.3 compared to 3.1 in the prior year quarter, and our net new orders were 1,098, down 15.5% from 1,299 in the prior year quarter. The decrease in sales pace compared to the prior year quarter reflected weaker consumer sentiment driven by affordability challenges and uncertainties in the macroeconomic environment.
•Our backlog Average Selling Price (ASP) for homes sold during the quarter ended March 31, 2025 was $544.9 thousand, up 3.7% from $525.5 thousand in the prior year quarter. The increase in backlog ASP compared to prior year quarter was due to changes in product and community mix as well as price appreciation in certain communities.
•Homebuilding gross margin for the quarter ended March 31, 2025 was 15.1%, down from 18.7% compared to the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended March 31, 2025, was 18.3%, down from 21.7% in the prior year quarter. The decrease in homebuilding gross margin compared to the prior year quarter was largely due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
•SG&A for the quarter ended March 31, 2025 was 12.0% of total revenue, up from 11.5% in the prior year quarter. The increase in SG&A as a percentage of total revenue compared to the prior year quarter was largely due to higher sales and marketing costs and other G&A expenses as we continue to grow and activate new communities. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three and six months ended March 31, 2025 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2025	2024	2025	2024
Revenue:
Homebuilding	$556,032	$538,636	$1,016,454	$919,555
Land sales and other	9,307	2,904	17,838	8,803
Total	$565,339	$541,540	$1,034,292	$928,358
Gross profit:
Homebuilding	$84,132	$100,774	$154,107	$176,717
Land sales and other	1,866	1,079	3,969	2,866
Total	$85,998	$101,853	$158,076	$179,583
Gross margin:
Homebuilding(a)	15.1%	18.7%	15.2%	19.2%
Land sales and other(b)	20.0%	37.2%	22.3%	32.6%
Total	15.2%	18.8%	15.3%	19.3%
Commissions	$18,783	$18,285	$34,896	$31,531
General and administrative expenses (G&A)	$49,199	$44,004	$98,971	$85,990
SG&A (commissions plus G&A) as a percentage of total revenue	12.0%	11.5%	12.9%	12.7%
G&A as a percentage of total revenue	8.7%	8.1%	9.6%	9.3%
Depreciation and amortization	$4,647	$3,573	$8,702	$5,806
Operating income	$13,369	$35,991	$15,507	$56,256
Operating income as a percentage of total revenue	2.4%	6.6%	1.5%	6.1%
Effective tax rate(c)	9.8%	14.7%	8.2%	11.5%
Inventory impairments and abandonments	$528	$—	$528	$—
Loss on extinguishment of debt, net	$—	$(424)	$—	$(437)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 18.3% and 21.7% for the three months ended March 31, 2025 and 2024, respectively, and 18.3% and 22.2% for the six months ended March 31, 2025 and 2024, respectively. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
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
The following table reconciles our net income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31,(a)
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24	2025	2024	25 vs 24
Net income (GAAP)	$12,778	$39,171	$(26,393)	$15,908	$60,899	$(44,991)	$95,184	$160,472	$(65,288)
Expense from income taxes	1,390	6,739	(5,349)	1,426	7,920	(6,494)	12,416	22,631	(10,215)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	17,758	16,071	1,687	31,668	27,261	4,407	72,640	64,684	7,956
EBIT (Non-GAAP)	31,926	61,981	(30,055)	49,002	96,080	(47,078)	180,240	247,787	(67,547)
Depreciation and amortization	4,647	3,573	1,074	8,702	5,806	2,896	17,763	12,471	5,292
EBITDA (Non-GAAP)	36,573	65,554	(28,981)	57,704	101,886	(44,182)	198,003	260,258	(62,255)
Stock-based compensation expense	1,712	1,389	323	3,625	3,062	563	7,954	7,079	875
Loss on extinguishment of debt	—	424	(424)	—	437	(437)	—	468	(468)
Inventory impairments and abandonments(b)	528	—	528	528	—	528	2,524	340	2,184
Gain on sale of investment(c)	—	(8,591)	8,591	—	(8,591)	8,591	—	(8,591)	8,591
Adjusted EBITDA (Non-GAAP)	$38,813	$58,776	$(19,963)	$61,857	$96,794	$(34,937)	$208,481	$259,554	$(51,073)
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

in thousands	As of March 31, 2025	As of March 31, 2024
Total debt (GAAP)	$1,082,231	$1,023,311
Stockholders' equity (GAAP)	1,228,067	1,161,577
Total capitalization (GAAP)	$2,310,298	$2,184,888
Total debt to total capitalization ratio (GAAP)	46.8%	46.8%

Total debt (GAAP)	$1,082,231	$1,023,311
Less: cash and cash equivalents (GAAP)	85,082	132,867
Net debt (Non-GAAP)	997,149	890,444
Stockholders' equity (GAAP)	1,228,067	1,161,577
Net capitalization (Non-GAAP)	$2,225,216	$2,052,021
Net debt to net capitalization ratio (Non-GAAP)	44.8%	43.4%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2025	2024	25 vs 24	2025	2024
West	665	860	(22.7)%	18.2%	12.3%
East	257	263	(2.3)%	16.6%	11.7%
Southeast	176	176	—%	12.0%	12.4%
Total	1,098	1,299	(15.5)%	16.9%	12.2%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2025	2024	25 vs 24	2025	2024
West	1,254	1,393	(10.0)%	17.8%	15.4%
East	484	435	11.3%	15.2%	13.7%
Southeast	292	294	(0.7)%	14.4%	15.0%
Total	2,030	2,122	(4.3)%	16.7%	15.0%
Net new orders for the quarter ended March 31, 2025 decreased to 1,098, down 15.5% from the quarter ended March 31, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 27.1% decrease in sales pace from 3.1 orders per community per month in the prior year quarter to 2.3, partially offset by a 15.9% increase in average active community count from 140 in the prior year quarter to 163. The decrease in sales pace compared to the prior year quarter reflected weaker consumer sentiment driven by affordability challenges and uncertainties in the macroeconomic environment.
Net new orders for the six months ended March 31, 2025 decreased to 2,030, down 4.3% from the six months ended March 31, 2024. The decrease in net new orders compared to the prior year period was driven by an 18.1% decrease in sales pace from 2.6 orders per community per month in the prior year period to 2.1, partially offset by a 16.8% increase in average active community count from 139 in the prior year period to 162.
Three Months Ended March 31, 2025 as compared to 2024
West Segment: Net new orders for the quarter ended March 31, 2025 decreased to 665, down 22.7% from the quarter ended March 31, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 31.3% decrease in sales pace from 3.2 orders per community per month in the prior year quarter to 2.2, partially offset by a 12.6% increase in average active community count from 90 in the prior year quarter to 101.
East Segment: Net new orders for the quarter ended March 31, 2025 decreased to 257, down 2.3% from the quarter ended March 31, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 21.5% decrease in sales pace from 3.1 orders per community per month in the prior year quarter to 2.4, partially offset by a 24.4% increase in average active community count from 29 in the prior year quarter to 36.
Southeast Segment: Net new orders for the quarter ended March 31, 2025 remained flat year-over-year at 176 compared to the quarter ended March 31, 2024, driven by a 15.4% decrease in sales pace from 2.7 orders per community per month in the prior year quarter to 2.3, offset by an 18.2% increase in average active community count from 22 in the prior year quarter to 26.
Six Months Ended March 31, 2025 as compared to 2024
West Segment: Net new orders for the six months ended March 31, 2025 decreased to 1,254, down 10.0% from the six months ended March 31, 2024. The decrease in net new orders was driven by a 21.6% decrease in sales pace from 2.6 orders per community per month to 2.1, partially offset by a 14.9% increase in average active community count from 89 to 102.
East Segment: Net new orders for the six months ended March 31, 2025 increased to 484, up 11.3% from the six months ended March 31, 2024. The increase in net new orders was driven by a 29.9% increase in average active community count from 27 to 36, partially offset by a 14.3% decrease in sales pace from 2.7 orders per community per month to 2.3.
Southeast Segment: Net new orders for the six months ended March 31, 2025 decreased to 292, down 0.7% from the six months ended March 31, 2024. The decrease in net new orders was driven by an 8.7% decrease in sales pace from 2.1 orders per community per month to 2.0, partially offset by an 8.8% increase in average active community count from 23 to 25.

The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2025 and 2024:

	As of March 31,
	2025	2024	25 vs 24
Backlog Units:
West	931	1,305	(28.7)%
East	368	407	(9.6)%
Southeast	227	334	(32.0)%
Total	1,526	2,046	(25.4)%
Aggregate dollar value of homes in backlog (in millions)	$831.5	$1,075.1	(22.7)%
ASP in backlog (in thousands)	$544.9	$525.5	3.7%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The decrease in backlog units was primarily due to beginning the fiscal quarter with fewer backlog units and year-over-year growth in closings outpacing growth in net new orders for the quarter ended March 31, 2025. The aggregate dollar value of homes in backlog as of March 31, 2025 decreased 22.7% compared to March 31, 2024 due to a 25.4% decrease in backlog units, partially offset by a 3.7% increase in the ASP of homes in backlog. The increase in backlog ASP compared to prior year quarter was due to changes in product and community mix as well as price appreciation in certain communities.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$365,141	$344,864	5.9%	$516.5	$517.0	(0.1)%	707	667	6.0%
East	120,420	111,631	7.9%	523.6	519.2	0.8%	230	215	7.0%
Southeast	70,471	82,141	(14.2)%	496.3	507.0	(2.1)%	142	162	(12.3)%
Total	$556,032	$538,636	3.2%	$515.3	$515.9	(0.1)%	1,079	1,044	3.4%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$657,004	$579,273	13.4%	$510.1	$516.7	(1.3)%	1,288	1,121	14.9%
East	228,984	183,384	24.9%	531.3	522.5	1.7%	431	351	22.8%
Southeast	130,466	156,898	(16.8)%	488.6	498.1	(1.9)%	267	315	(15.2)%
Total	$1,016,454	$919,555	10.5%	$511.8	$514.6	(0.5)%	1,986	1,787	11.1%
Three Months Ended March 31, 2025 as compared to 2024
West Segment: Homebuilding revenue increased by 5.9% for the three months ended March 31, 2025 compared to the prior year quarter due to a 6.0% increase in closings, partially offset by a 0.1% decrease in ASP. The increase in closings was primarily due to the higher volume of spec homes that sold and closed within the current fiscal quarter and improved construction cycle times compared to prior year quarter.
East Segment: Homebuilding revenue increased by 7.9% for the three months ended March 31, 2025 compared to the prior year quarter due to a 7.0% increase in closings and a 0.8% increase in ASP. The increase in closings was primarily due to higher volume of spec homes that sold and closed within the current fiscal quarter and improved construction cycle times compared to prior year quarter.
Southeast Segment: Homebuilding revenue decreased by 14.2% for the three months ended March 31, 2025 compared to the prior year quarter due to a 12.3% decrease in closings and a 2.1% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to prior year quarter.
Six Months Ended March 31, 2025 as compared to 2024
West Segment: Homebuilding revenue increased by 13.4% for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to a 14.9% increase in closings, partially offset by a 1.3% decrease in ASP. The increase in closings was primarily due to higher volume of spec homes that sold and closed within the current year period and improved construction cycle times compared to prior year period.
East Segment: Homebuilding revenue increased by 24.9% for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to a 22.8% increase in closings as well as a 1.7% increase in ASP. The increase in closings was primarily due to higher volume of spec homes that sold and closed within the current year period and improved construction cycle times compared to prior year period.
Southeast Segment: Homebuilding revenue decreased by 16.8% six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to a 15.2% decrease in closings and a 1.9% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to prior year period.

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

	Three Months Ended March 31, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$69,205	19.0%	$528	$69,733	19.1%	$—	$69,733	19.1%
East	17,677	14.7%	—	17,677	14.7%	—	17,677	14.7%
Southeast	11,486	16.3%	—	11,486	16.3%	—	11,486	16.3%
Corporate & unallocated(a)	(14,236)		—	(14,236)		17,226	2,990
Total homebuilding	$84,132	15.1%	$528	$84,660	15.2%	$17,226	$101,886	18.3%

	Three Months Ended March 31, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$74,277	21.5%	$—	$74,277	21.5%	$—	$74,277	21.5%
East	21,775	19.5%	—	21,775	19.5%	—	21,775	19.5%
Southeast	18,602	22.6%	—	18,602	22.6%	—	18,602	22.6%
Corporate & unallocated(a)	(13,880)		—	(13,880)		16,071	2,191
Total homebuilding	$100,774	18.7%	$—	$100,774	18.7%	$16,071	$116,845	21.7%

	Six Months Ended March 31, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$122,513	18.6%	$528	$123,041	18.7%	$—	$123,041	18.7%
East	34,050	14.9%	—	34,050	14.9%	—	34,050	14.9%
Southeast	21,139	16.2%	—	21,139	16.2%	—	21,139	16.2%
Corporate & unallocated (a)	(23,595)		—	(23,595)		31,136	7,541
Total homebuilding	$154,107	15.2%	$528	$154,635	15.2%	$31,136	$185,771	18.3%

	Six Months Ended March 31, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$125,077	21.6%	$—	$125,077	21.6%	$—	$125,077	21.6%
East	34,498	18.8%	—	34,498	18.8%	—	34,498	18.8%
Southeast	35,340	22.5%	—	35,340	22.5%	—	35,340	22.5%
Corporate & unallocated (a)	(18,198)		—	(18,198)		27,261	9,063
Total homebuilding	$176,717	19.2%	$—	$176,717	19.2%	$27,261	$203,978	22.2%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.
Three Months Ended March 31, 2025 as compared to 2024
Our homebuilding gross profit decreased by $16.6 million to $84.1 million for the three months ended March 31, 2025, compared to $100.8 million in the prior year quarter. The decrease in homebuilding gross profit compared to the prior year quarter was primarily due to a decrease in gross margin of 360 basis points to 15.1%, partially offset by an increase in homebuilding revenue of $17.4 million. As shown in the tables above, the comparability of our gross profit and gross margin was slightly impacted by impairment and abandonment charges, which increased by $0.5 million, and interest amortized to homebuilding cost of sales, which increased by $1.2 million compared to the prior year quarter (refer to Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $15.0 million compared to the prior year quarter, while homebuilding gross margin decreased by 340 basis points to 18.3%. The decrease in gross margin for the three months ended March 31, 2025 compared to the prior year quarter was due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $5.1 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 19.1%, down from 21.5% in the prior year quarter, primarily due to an increase in closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $4.1 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.7%, down from 19.5% in the prior year quarter, primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.

Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $7.1 million due to lower gross margin and a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 16.3%, down from 22.6% in the prior year quarter, primarily due to an increase in price concessions, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
Six Months Ended March 31, 2025 as compared to 2024
Our homebuilding gross profit decreased by $22.6 million to $154.1 million for the six months ended March 31, 2025, from $176.7 million in the prior year period. The decrease in homebuilding gross profit was primarily due to a decrease in gross margin of 400 basis points to 15.2%, partially offset by an increase in homebuilding revenue of $96.9 million. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period was slightly impacted by impairment and abandonment charges, which increased by $0.5 million, and interest amortized to homebuilding cost of sales, which increased by $3.9 million year-over-year (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $18.2 million compared to the prior year period, while homebuilding gross margin decreased by 390 basis points to 18.3%. The decrease in gross margin for the six months ended March 31, 2025 compared to the prior year period was primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $2.6 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 18.7%, down from 21.6% in the prior year period, primarily due to an increase in closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $0.4 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.9%, down from 18.8% in the prior year period, primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
Southeast Segment: Compared to the prior year period, homebuilding gross profit decreased by $14.2 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 16.2%, down from 22.5% in the prior year period, primarily due to an increase in price concessions, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$8,715	$2,474	$6,241	$2,234	$766	$1,468
East	436	213	223	294	156	138
Southeast	156	217	(61)	104	157	(53)
Corporate and unallocated (a)	—	—	—	(766)	—	(766)
Total	$9,307	$2,904	$6,403	$1,866	$1,079	$787

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$15,768	$5,158	$10,610	$3,933	$1,378	$2,555
East	1,754	3,237	(1,483)	588	1,211	(623)
Southeast	316	408	(92)	214	277	(63)
Corporate and unallocated (a)	—	—	—	(766)	—	(766)
Total	$17,838	$8,803	$9,035	$3,969	$2,866	$1,103
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sale related to land and lots sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at net realizable value.
For the three months ended March 31, 2025, land sales and other revenue increased by $6.4 million to $9.3 million, and land sales and other gross profit increased by $0.8 million to $1.9 million compared to the prior year quarter. For the six months ended March 31, 2025, land sales and other revenue increased by $9.0 million to $17.8 million, and land sales and other gross profit increased by $1.1 million to $4.0 million compared to the prior year period. Period-over-period fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. Land sales and other gross profit are primarily impacted by the profitability of individual land and lot sale transactions as well as the volume of our title examinations operations. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.
Operating Income
The table below summarizes operating income by reportable segment for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$39,475	$46,030	$(6,555)	$66,889	$74,369	$(7,480)
East	7,557	12,282	(4,725)	14,229	18,638	(4,409)
Southeast	3,737	10,953	(7,216)	6,358	20,093	(13,735)
Corporate and unallocated(a)	(37,400)	(33,274)	(4,126)	(71,969)	(56,844)	(15,125)
Operating income	$13,369	$35,991	$(22,622)	$15,507	$56,256	$(40,749)
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

Our operating income decreased by $22.6 million to $13.4 million for the three months ended March 31, 2025, compared to operating income of $36.0 million for the three months ended March 31, 2024. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A expense increased by 9.1% compared to prior year quarter in proportion to active community count growth. SG&A as a percentage of total revenue increased by 50 basis points compared to the prior year quarter, from 11.5% to 12.0%, primarily due to higher sales and marketing costs and other G&A expenses as we continue to grow and activate new communities.
Our operating income decreased by $40.7 million to $15.5 million for the six months ended March 31, 2025, compared to operating income of $56.3 million for the six months ended March 31, 2024. This decrease compared to the prior year period was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A expense increased by 13.9% compared to prior year in proportion to active community count growth. SG&A as a percentage of total revenue increased by 20 basis points compared to the prior year period, from 12.7% to 12.9%, primarily due to higher other G&A expenses and higher sales and marketing costs as we continue to grow and activate new communities.
Three Months Ended March 31, 2025 as compared to 2024
West Segment: The $6.6 million decrease in operating income compared to the prior year quarter was primarily due to lower gross profit previously discussed, and higher sales and marketing costs and other G&A expenses driven by community count growth.
East Segment: The $4.7 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, and higher sales and marketing costs driven by community count growth.
Southeast Segment: The $7.2 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, partially offset by lower commissions expense on lower homebuilding revenue.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2025, corporate and unallocated net expenses increased by $4.1 million from the prior year quarter primarily due to higher G&A expenses as well as higher amortization of capitalized interest to cost of sales on higher closings and homebuilding revenue.
Six Months Ended March 31, 2025 as compared to 2024
West Segment: The $7.5 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher commissions expense on higher homebuilding revenue and higher sales and marketing expenses.
East Segment: The $4.4 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed as well as higher commission expenses on higher homebuilding revenue and higher sales and marketing expenses.
Southeast Segment: The $13.7 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, partially offset by lower commissions expense on lower homebuilding revenue.
Corporate and Unallocated: For the six months ended March 31, 2025, corporate and unallocated net expenses increased by $15.1 million over the prior year period. This increase was primarily due to higher G&A expenses as well as higher amortization of capitalized interest to cost of sales on higher closings and homebuilding revenue.
Below operating income, we had three noteworthy fluctuations for the three and six months ended March 31, 2025 compared to the prior year periods. Specifically, (1) within other income, net, we recognized a gain on sale of investment of $8.6 million during the three and six months ended March 31, 2024 compared to no such transaction in the current period (See the "EBITDA: Reconciliation of Net Income to Adjusted EBITDA" section above for further discussion on this transaction), (2) within other income, net, we experienced lower interest income driven by lower interest rates on lower operating cash balances, and (3) we recorded a loss on extinguishment of debt of $0.4 million during the three and six months ended March 31, 2024 compared to no such loss in the current period. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of debt.

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
We recognized income tax expense from continuing operations of $1.4 million and $1.4 million for the three and six months ended March 31, 2025, respectively, compared to $6.7 million and $7.9 million for the three and six months ended March 31, 2024, respectively. Income tax expense for the six months ended March 31, 2025 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period. Income tax expense for the six months ended March 31, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by both energy efficiency tax credits generated from expected closings during fiscal 2024 and the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, as well as stock-based compensation activity in the period. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2025	2024
Net cash used in operating activities	$(155,934)	$(239,573)
Net cash used in investing activities	(9,401)	(18,761)
Net cash provided by financing activities	31,193	37,439
Net decrease in cash, cash equivalents, and restricted cash	$(134,142)	$(220,895)
Operating Activities
Net cash used in operating activities was $155.9 million for the six months ended March 31, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $191.0 million resulting from land acquisition, land development and house construction spending to support growth. This was partially offset by cash inflows from income before income taxes of $17.3 million, which included $12.7 million of non-cash charges, and a net decrease in non-inventory working capital balances of $5.1 million.
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
Investing Activities
Net cash used in investing activities was $9.4 million for the six months ended March 31, 2025, primarily driven by capital expenditures for model homes and information systems infrastructure, partially offset by proceeds from maturities in investment securities.
Net cash used in investing activities was $18.8 million for the six months ended March 31, 2024, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.

Financing Activities
Net cash provided by financing activities was $31.2 million for the six months ended March 31, 2025, primarily driven by net borrowings from our Unsecured Facility (see Note 6 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion), partially offset by common stock repurchases under our share repurchase program and tax payments for stock-based compensation awards vesting.
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
Financial Position
As of March 31, 2025, our liquidity position consisted of $85.1 million in cash and cash equivalents and $292.6 million of remaining capacity under the Unsecured Facility, compared to $132.9 million in cash and cash equivalents and $300.0 million of remaining capacity under the Unsecured Facility as of March 31, 2024. Meanwhile, we invested $197.0 million and $197.8 million in land acquisition and land development during quarters ended March 31, 2025 and March 31, 2024, respectively.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $365.0 million, which includes a letter of credit capacity of $100.0 million. As of March 31, 2025, we had $55.0 million in borrowings and $17.4 million in letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $292.6 million.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $21.9 million of outstanding letters of credit under these facilities.
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

Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In February 2025, S&P reaffirmed the Company’s corporate credit rating of B+ and revised the Company's outlook from stable to negative. In October 2024, Moody's reaffirmed the Company's issuer corporate family rating of B1 and reaffirmed the Company's outlook of stable. In addition, our Senior Notes have a rating of B+ and B1 per S&P and Moody's, respectively. These ratings and our current credit condition affect, among other things, our ability to access new capital. These ratings are not recommendations to buy, sell or hold debt securities. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid
In May 2022, the Company's Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program had no expiration date. The Company repurchased 905 thousand shares of its common stock for $20.6 million at an average price per share of $22.73 during the three and six months ended March 31, 2025 through open market transactions. No share repurchases were made during the three and six months ended March 31, 2024. All shares have been retired upon repurchase. The aggregate reduction to stockholders' equity related to share repurchases during the three and six months ended March 31, 2025 was $20.6 million. As of March 31, 2025, the remaining availability of the share repurchase program was $8.3 million.
In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program. Refer to Note 15 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and six months ended March 31, 2025 or 2024.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of March 31, 2025, we controlled 28,290 lots, which includes 251 lots of land held for future development and 525 lots of land held for sale. Of the 27,514 active lots, we controlled 16,322 of these lots, or 59.3%, through option agreements, as compared to 13,527 active lots controlled, or 51.6% of our total active lots, through option agreements as of March 31, 2024. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $313.5 million as of March 31, 2025. The total remaining purchase price, net of cash deposits, committed under all options was $1.57 billion as of March 31, 2025. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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

Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $39.3 million and $324.0 million, respectively, as of March 31, 2025, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2024 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2025 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2025, we had variable rate debt outstanding totaling approximately $77.4 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2025 was $938.3 million, compared to a carrying amount of $949.8 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $938.3 million to $971.7 million as of March 31, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company's common stock repurchases during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
January 1 - January 31, 2025	—	$—	—	$28,903,261
February 1 - February 28, 2025	544,971	$22.81	544,971	$16,470,759
March 1 - March 31, 2025	360,275	$22.61	360,275	$8,323,428
Total	905,246	$22.73	905,246	$8,323,428
(a) In May 2022, the Company's Board of Directors approved the share repurchase program that authorized the Company to repurchase up to $50.0 million of its outstanding common stock. The repurchase program had no expiration date. As of March 31, 2025, the remaining availability of the share repurchase program was $8.3 million. In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date:	May 1, 2025	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer