Form 10-Q
period 2025-06-30
BEAZER HOMES USA INC
filed 2025-07-31
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 28, 2025: 29,725,726

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$82,932	$203,907
Restricted cash	7,490	38,703
Accounts receivable (net of allowance of $266 and $284, respectively)	76,124	65,423
Income tax receivable	1,532	—
Owned inventory	2,292,063	2,040,640
Deferred tax assets, net	135,281	128,525
Property and equipment, net	46,382	38,628
Operating lease right-of-use assets	17,305	18,356
Goodwill	11,376	11,376
Other assets	41,839	45,969
Total assets	$2,712,324	$2,591,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$184,528	$164,389
Operating lease liabilities	18,774	19,778
Other liabilities	148,818	149,900
Total debt (net of debt issuance costs of $7,036 and $8,310, respectively)	1,143,173	1,025,349
Total liabilities	1,495,293	1,359,416
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 29,726,410 issued and outstanding and 31,047,510 issued and outstanding, respectively)	30	31
Paid-in capital	823,232	853,895
Retained earnings	393,769	378,185
Total stockholders’ equity	1,217,031	1,232,111
Total liabilities and stockholders’ equity	$2,712,324	$2,591,527
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2025	2024	2025	2024
Total revenue	$545,367	$595,682	$1,579,659	$1,524,040
Home construction and land sales expenses	462,448	492,178	1,338,136	1,240,953
Inventory impairments and abandonments	10,339	200	10,867	200
Gross profit	72,580	103,304	230,656	282,887
Commissions	18,615	21,233	53,511	52,764
General and administrative expenses	53,104	49,655	152,075	135,645
Depreciation and amortization	4,571	3,892	13,273	9,698
Operating (loss) income	(3,710)	28,524	11,797	84,780
Loss on extinguishment of debt, net	—	—	—	(437)
Other income, net	1,204	1,136	3,031	14,136
(Loss) income from continuing operations before income taxes	(2,506)	29,660	14,828	98,479
(Benefit) expense from income taxes	(2,182)	2,452	(756)	10,372
(Loss) income from continuing operations	(324)	27,208	15,584	88,107
Income from discontinued operations, net of tax	—	2	—	2
Net (loss) income	$(324)	$27,210	$15,584	$88,109
Weighted-average number of shares:
Basic	29,440	30,513	29,996	30,625
Diluted	29,440	30,935	30,238	31,017
Basic (loss) income per share:
Continuing operations	$(0.01)	$0.89	$0.52	$2.88
Discontinued operations	—	—	—	—
Total	$(0.01)	$0.89	$0.52	$2.88
Diluted (loss) income per share:
Continuing operations	$(0.01)	$0.88	$0.52	$2.84
Discontinued operations	—	—	—	—
Total	$(0.01)	$0.88	$0.52	$2.84
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of March 31, 2025	30,303	$30	$833,944	$394,093	$1,228,067
Net loss and comprehensive loss	—	—	—	(324)	(324)
Stock-based compensation expense	—	—	1,817	—	1,817
Stock option exercises	—	—	1	—	1
Shares issued under employee stock plans, net	12	—	—	—	—
Forfeiture and other settlements of restricted stock	(2)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(15)	—	(15)
Share repurchases	(586)	—	(12,515)	—	(12,515)
Balance as of June 30, 2025	29,726	$30	$823,232	$393,769	$1,217,031

	Nine Months Ended June 30, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
Net income and comprehensive income	—	—	—	15,584	15,584
Stock-based compensation expense	—	—	5,442	—	5,442
Stock option exercises	11	—	107	—	107
Shares issued under employee stock plans, net	286	—	—	—	—
Forfeiture and other settlements of restricted stock	(32)	—	—	—	—
Common stock redeemed for tax liability	(96)	—	(3,136)	—	(3,136)
Share repurchases	(1,491)	(1)	(33,076)	—	(33,077)
Balance as of June 30, 2025	29,726	$30	$823,232	$393,769	$1,217,031

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

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2025	2024
Cash flows from operating activities:
Net income	$15,584	$88,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,273	9,698
Stock-based compensation expense	5,442	5,536
Inventory impairments and abandonments	10,867	200
(Benefit) expense from income taxes	(756)	10,373
Gain on disposal of fixed assets	(192)	(350)
Gain on sale of investment	—	(8,591)
Loss on extinguishment of debt, net	—	437
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,701)	(18,968)
Increase in income tax receivable	(1,532)	(1,675)
Increase in inventory	(258,908)	(412,665)
Increase in other assets	(4,377)	(1,374)
Increase in trade accounts payable	20,139	34,616
Decrease in other liabilities	(7,035)	(28,327)
Net cash used in operating activities	(218,196)	(322,981)
Cash flows from investing activities:
Capital expenditures	(21,027)	(16,691)
Proceeds from sale of fixed assets	192	352
Purchases of investment securities	(965)	(7,536)
Proceeds from maturities of investment securities	9,144	—
Net cash used in investing activities	(12,656)	(23,875)
Cash flows from financing activities:
Repayment of debt	—	(202,195)
Proceeds from issuance of debt	—	250,000
Repayment of borrowings from credit facility	(260,000)	(150,000)
Borrowings from credit facility	375,000	195,000
Debt issuance costs	(230)	(5,653)
Repurchase of common stock	(33,077)	(12,928)
Tax payments for stock-based compensation awards	(3,136)	(5,237)
Stock option exercises	107	16
Net cash provided by financing activities	78,664	69,003
Net decrease in cash, cash equivalents, and restricted cash	(152,188)	(277,853)
Cash, cash equivalents, and restricted cash at beginning of period	242,610	386,289
Cash, cash equivalents, and restricted cash at end of period	$90,422	$108,436
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2024 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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

Share Repurchase Program
In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The newly authorized program replaced the prior share repurchase program authorized in May 2022 of up to $50.0 million of common stock repurchases, pursuant to which $8.3 million of the capacity remained prior to the replacement of the program. Under the new share repurchase program, the Company repurchased 586 thousand shares of its common stock for $12.5 million at an average price per share of $21.38 during the three months ended June 30, 2025 through open market transactions. This brings the total repurchases for the nine months ended June 30, 2025 to 1.5 million shares of common stock for $33.1 million at an average price per share of $22.20. During the three and nine months ended June 30, 2024, 455 thousand shares were repurchased for $12.9 million at an average price per share of $28.41 through open market transactions. All shares have been retired upon repurchase.
The aggregate reduction to stockholders' equity related to share repurchases during the three and nine months ended June 30, 2025 was $12.5 million and $33.1 million, respectively. As of June 30, 2025, the remaining availability of the share repurchase program was $87.5 million.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Homebuilding revenue	$535,390	$589,643	$1,551,844	$1,509,198
Land sales and other revenue	9,977	6,039	27,815	14,842
Total revenue(a)	$545,367	$595,682	$1,579,659	$1,524,040
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
Homebuilding revenue is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $20.7 million and $18.7 million as of June 30, 2025 and September 30, 2024, respectively. Of the customer liabilities outstanding as of September 30, 2024, $2.0 million and $15.8 million was recognized in revenue during the three and nine months ended June 30, 2025 upon closing of the related homes.
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

Recent Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 will be effective for our fiscal year ending September 30, 2025 and for our interim periods starting in our first quarter of fiscal 2026. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is still evaluating the impact of the adoption of ASU 2023-07 and expects to include additional disclosures within the consolidated financial statements for the fiscal year ending September 30, 2025.
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

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2025	2024
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$1,493	$4,114
Increase in operating lease liabilities(a)	$1,493	$4,114
Supplemental disclosure of cash activity:
Interest payments	$67,645	$60,715
Income tax payments	$9,930	$10,321
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$82,932	$73,212
Restricted cash	7,490	35,224
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$90,422	$108,436
(a) Represents leases renewed or additional leases that commenced during the nine months ended June 30, 2025 and 2024.

(4) Owned Inventory
The components of our owned inventory are as follows as of June 30, 2025 and September 30, 2024:

in thousands	As of June 30, 2025	As of September 30, 2024
Homes under construction	$914,261	$754,705
Land under development	1,073,661	1,023,188
Land held for future development	19,489	19,879
Land held for sale	44,024	19,086
Capitalized interest	137,759	124,182
Model homes	102,869	99,600
Total owned inventory	$2,292,063	$2,040,640
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of June 30, 2025, we had 2,539 homes under construction, including 1,376 speculative (spec) homes totaling $490.5 million (1,004 in-process spec homes totaling $332.2 million, and 372 finished spec homes totaling $158.3 million). As of September 30, 2024, we had 2,315 homes under construction, including 1,154 spec homes totaling $360.9 million (827 in-process spec homes totaling $231.4 million, and 327 finished spec units totaling $129.5 million).
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

Total owned inventory by reportable segment and Corporate and unallocated is presented in the table below as of June 30, 2025 and September 30, 2024:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2025
West	$1,117,885	$3,483	$24,811	$1,146,179
East	457,064	10,888	14,357	482,309
Southeast	430,325	5,118	4,856	440,299
Corporate and unallocated(b)	223,276	—	—	223,276
Total	$2,228,550	$19,489	$44,024	$2,292,063
September 30, 2024
West	$1,023,140	$3,483	$17,110	$1,043,733
East	411,914	10,888	1,300	424,102
Southeast	365,676	5,508	676	371,860
Corporate and unallocated(b)	200,945	—	—	200,945
Total	$2,001,675	$19,879	$19,086	$2,040,640
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
The following table presents by reportable segment and Corporate and unallocated our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2025	2024	2025	2024
Projects in Progress:
West	$2,236	$—	$2,236	$—
Southeast	5,404	—	5,404	—
Corporate and unallocated(a)	1,002	—	1,002	—
Total impairment charges on projects in progress	8,642	—	8,642	—
Land Held for Sale:
West	845	—	845	—
Corporate and unallocated(a)	621	—	621	—
Total impairment charges on land held for sale	1,466	—	1,466	—
Abandonments:
West	—	9	528	9
East	—	91	—	91
Southeast	231	100	231	100
Total abandonments charges	231	200	759	200
Total impairment and abandonment charges	$10,339	$200	$10,867	$200
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within Corporate and unallocated.

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
Valuation assumptions for communities tested for impairment are specific to each community. For projects in progress impaired during the periods presented, we determined the fair value of each community by discounting its estimated future cash flows at a rate commensurate with the risks associated with the underlying community. The discount rate used depends on (1) community specific factors such as product types, development stage and expected duration of the project, and competitive factors influencing the sales performance of the community, (2) local market factors such as employment levels, consumer confidence and existing supply of new and used homes for sale, and (3) other specific factors. The estimated future cash flows for each community were determined based on the expected pace of closings and average sales price less expected costs for land acquisition and land development, direct construction, overhead and interest. The assumptions used in the determination of fair value of projects in progress communities are based on factors known to us at the time such estimates are made and our expectations of future operations and market conditions. Due to uncertainties in the estimation process, the significant volatility in market conditions, the long life cycles of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from our estimates.
During the three and nine months ended June 30, 2025, we performed discounted cash flow analyses to determine the fair value of two projects in progress communities, one located in our Phoenix market and the other in our Orlando market. These analyses led to an $8.6 million projects in progress impairment charge, principally due to a reduction in price that is other than temporary based on current competitive and market dynamics. No projects in progress impairments were recognized during the three and nine ended June 30, 2024.
The following table presents by reportable segment and Corporate and unallocated details of the impairment charges taken on projects in progress for the period presented:

$ in thousands	Results of Impairment Analysis
	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Time of Impairment(b)
Three Months Ended June 30, 2025
West	1	24	$2,236	$5,003
Southeast	1	65	5,404	11,837
Corporate and unallocated(a)	—	—	1,002	2,210
Total	2	89	$8,642	$19,050
(a) Amount represents the capitalized interest and indirects balances that were impaired. Capitalized interest and indirects are maintained within Corporate and unallocated.
(b) Projects in progress assets are measured at fair value on a non-recurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair value of projects in progress is determined using Level 3 unobservable inputs. Refer to Note 9 for further discussion of our fair value measurements and hierarchy levels.

The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the period presented:

$ in thousands
Unobservable Inputs	Three Months Ended June 30, 2025
Average selling price	$360 - $444
Closings per community per month	1 - 6
Discount rate	15.0%
Land Held for Sale Impairments
We evaluate the fair value less cost to sell of a land held for sale asset when indicators of impairment are present. Impairments on land held for sale generally represent write downs of these properties from their carrying values to estimated fair value less cost to sell based on executed sales contracts, current sales prices for comparable assets in the area, recent market analysis studies, appraisals, recent legitimate offers and listing prices of similar properties, as applicable. Absent an executed sales contract, our assumptions related to land sales prices are based on factors known to us at the time such estimates are made and require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results.
In conjunction with the discounted cash flow analysis conducted for the project in progress community in Phoenix discussed above, we performed a strategic review of this community and determined to sell a portion of the lots that were no longer aligned with our operating plans. As a result of this change in strategy, we reclassified 38 lots from project in progress to land held for sale and recognized a land held for sale impairment charge of $1.5 million during the three and nine months ended June 30, 2025. No land held for sale impairments were recognized during the three and nine ended June 30, 2024.
The following table presents by reportable segment and Corporate and unallocated details of the impairment charges taken on land held for sale for the period presented:

$ in thousands	Results of Impairment Analysis
	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value Less Cost to Sell of Impaired Inventory at Time of Impairment(b)
Three Months Ended June 30, 2025
West	1	38	$845	$3,686
Corporate and unallocated(a)	—	—	621	—
Total	1	38	$1,466	$3,686
(a) Amount represents the capitalized interest and indirects balances that were impaired. Capitalized interest and indirects are maintained within Corporate and unallocated.
(b) Land held for sale assets are measured at fair value less cost to sell on a non-recurring basis when events and circumstances indicate that their carrying value is not recoverable. The fair values of land held for sale assets are determined using Level 3 unobservable inputs. Refer to Note 9 for further discussion of our fair value measurements and hierarchy levels.
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
We recognized $0.2 million and $0.8 million of abandonment charges during the three and nine months ended June 30, 2025, respectively. We recognized $0.2 million of abandonment charges during the three and nine months ended June 30, 2024. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.

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
The following table provides a summary of our interests in lot option agreements as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025	As of September 30, 2024
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$322,574	$227,770
Remaining purchase price if lot option agreements are exercised	$1,651,071	$1,458,679
(a) Amount is included as a component of land under development within our owned inventory in the condensed consolidated balance sheets.
(5) Interest
Interest capitalized during the three and nine months ended June 30, 2025 and 2024 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2025	2024	2025	2024
Capitalized interest in inventory, beginning of period	$134,292	$123,214	$124,182	$112,580
Interest incurred	22,441	20,615	64,219	58,510
Capitalized interest impaired	(1,096)	—	(1,096)	—
Capitalized interest amortized to home construction and land sales expenses(a)	(17,878)	(17,267)	(49,546)	(44,528)
Capitalized interest in inventory, end of period	$137,759	$126,562	$137,759	$126,562
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of June 30, 2025 and September 30, 2024:

in thousands	Maturity Date	June 30, 2025	September 30, 2024
5.875% Senior Notes (2027 Notes)	October 2027	$357,255	$357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	250,000
Unamortized debt issuance costs		(7,036)	(8,310)
Total Senior Notes, net		950,219	948,945
Junior Subordinated Notes (net of unamortized accretion of $22,819 and $24,369, respectively)	July 2036	77,954	76,404
Senior Unsecured Revolving Credit Facility	March 2028	115,000	—
Total debt, net		$1,143,173	$1,025,349

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
As of June 30, 2025, we had $115.0 million in borrowings and $40.6 million in letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $209.4 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of June 30, 2025, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of June 30, 2025 and September 30, 2024, the Company had letters of credit outstanding under these additional facilities of $0.4 million and $36.4 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2025.
No debt repurchases were made during the three and nine months ended June 30, 2025.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of June 30, 2025. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 6.99% as of June 30, 2025. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2025, the unamortized accretion was $22.8 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month SOFR plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value, and beginning on June 1, 2022, the redemption price has increased by 1.785% annually. As of June 30, 2025, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2025	2024	2025	2024
Operating lease expense	$1,172	$1,108	$3,481	$3,207
Cash payments on lease liabilities	$1,154	$1,399	$3,435	$3,393
At June 30, 2025 and 2024, the weighted-average remaining lease term and discount rate were as follows:

	As of June 30,
	2025	2024
Weighted-average remaining lease term	6.2 years	6.7 years
Weighted-average discount rate	6.43%	6.26%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2025:

Fiscal Years Ending September 30,
in thousands
2025(a)	$1,160
2026	4,379
2027	3,499
2028	3,293
2029	3,225
Thereafter	7,776
Total lease payments(b)	23,332
Less: imputed interest	4,558
Total operating lease liabilities	$18,774
(a) Remaining lease payments are for the period beginning July 1, 2025 through September 30, 2025.
(b) Lease payments exclude $1.5 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related right-of-use asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of June 30, 2025.
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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Balance at beginning of period	$11,554	$12,129	$12,717	$13,046
Warranty provision	1,521	2,387	4,766	6,499
Warranty expenditures	(2,162)	(2,681)	(6,570)	(7,710)
Balance at end of period	$10,913	$11,835	$10,913	$11,835
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

We have an accrual of $9.8 million and $9.3 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of June 30, 2025 and September 30, 2024, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit and surety bonds of $41.0 million and $330.2 million, respectively, as of June 30, 2025, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value on a recurring basis for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of June 30, 2025
Deferred compensation plan assets(a)	$8,288	$—	$—	$8,288
As of September 30, 2024
Deferred compensation plan assets(a)	$8,115	$—	$—	$8,115
(a) Amount is included in other assets within the condensed consolidated balance sheets.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Unsecured Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.

The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025		As of September 30, 2024
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$412	$412	$9,449	$9,584
Total financial assets	$412	$412	$9,449	$9,584
Financial liabilities(b)
Senior Notes(c)	$950,219	$964,995	$948,945	$976,494
Junior Subordinated Notes(d)	77,954	77,954	76,404	76,404
Total financial liabilities	$1,028,173	$1,042,949	$1,025,349	$1,052,898
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
(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. We recognized income tax benefit from continuing operations of $2.2 million and $0.8 million for the three and nine months ended June 30, 2025, respectively, compared to income tax expense from continuing operations of $2.5 million and $10.4 million for the three and nine months ended June 30, 2024, respectively. Income tax benefit for the nine months ended June 30, 2025 was primarily driven by energy efficiency tax credits generated from expected closings during the current fiscal year and stock-based compensation activity in the period, partially offset by income tax expense on earnings from continuing operations and permanent differences. Income tax expense for the nine months ended June 30, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current year, the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, and stock-based compensation activity in the period.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2025, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2024, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2024 Annual Report.

(11) Stock-Based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Stock-based compensation expense	$1,817	$2,474	$5,442	$5,536
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2025:

	Nine Months Ended
	June 30, 2025
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,150	$10.04
Granted	1,692	22.38
Exercised	(11,000)	9.79
Cancelled	(200)	20.27
Outstanding at end of period	1,642	23.14
As of June 30, 2025 and September 30, 2024, there was less than $0.1 million of total unrecognized compensation costs related to unvested stock options.
Restricted Stock Awards
During the nine months ended June 30, 2025, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2025:

	Nine Months Ended June 30, 2025
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	303,712	415,787	719,499
Granted	96,603	189,186	285,789
Vested	(71,470)	(224,458)	(295,928)
Forfeited(a)	(21,357)	(10,832)	(32,189)
End of period	307,488	369,683	677,171
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
As of June 30, 2025 and September 30, 2024, total unrecognized compensation costs related to unvested restricted stock awards were $10.3 million and $6.8 million, respectively. The costs remaining as of June 30, 2025 are expected to be recognized over a weighted average period of 1.9 years.

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
Following is a summary of the components of basic and diluted (loss) income per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands (except per share data)	2025	2024	2025	2024
Numerator:
(Loss) income from continuing operations	$(324)	$27,208	$15,584	$88,107
Income from discontinued operations, net of tax	—	2	—	2
Net (loss) income	$(324)	$27,210	$15,584	$88,109

Denominator:
Basic weighted-average shares	29,440	30,513	29,996	30,625
Dilutive effect of restricted stock awards	—	414	240	384
Dilutive effect of stock options	—	8	2	8
Diluted weighted-average shares(a)	29,440	30,935	30,238	31,017

Basic (loss) income per share:
Continuing operations	$(0.01)	$0.89	$0.52	$2.88
Discontinued operations	—	—	—	—
Total	$(0.01)	$0.89	$0.52	$2.88

Diluted (loss) income per share:
Continuing operations	$(0.01)	$0.88	$0.52	$2.84
Discontinued operations	—	—	—	—
Total	$(0.01)	$0.88	$0.52	$2.84
(a) The following potentially dilutive shares were excluded from the calculation of diluted (loss) income per share as a result of their anti-dilutive effect. Due to the reported net loss for the three months ended June 30, 2025, all common stock equivalents were excluded from the computation of diluted loss per share for that respective quarter because inclusion would have resulted in anti-dilution.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2025	2024	2025	2024
Stock options	2	—	1	1
Time-based restricted stock	370	3	110	1
Performance-based restricted stock	307	—	2	—

(13) Other Liabilities
Other liabilities include the following as of June 30, 2025 and September 30, 2024:

in thousands	As of June 30, 2025	As of September 30, 2024
Accrued compensations and benefits	$32,344	$45,335
Customer deposits	20,730	18,669
Accrued interest	16,562	23,369
Warranty reserves	10,913	12,717
Litigation accruals	9,844	9,297
Income tax liabilities	—	2,399
Other	58,425	38,114
Total	$148,818	$149,900
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
The following tables contain our revenue, operating income, and depreciation and amortization by reportable segment and Corporate and unallocated for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Revenue
West	$329,149	$369,359	$1,001,921	$953,790
East	149,160	123,565	379,898	310,186
Southeast	67,058	102,758	197,840	260,064
Total revenue	$545,367	$595,682	$1,579,659	$1,524,040

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Operating (loss) income
West	$27,402	$45,582	$94,291	$119,951
East	14,473	9,158	28,702	27,796
Southeast	(2,561)	12,755	3,797	32,848
Segment total	39,314	67,495	126,790	180,595
Corporate and unallocated(a)	(43,024)	(38,971)	(114,993)	(95,815)
Total operating (loss) income	$(3,710)	$28,524	$11,797	$84,780
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Depreciation and amortization
West	$2,151	$2,520	$6,860	$6,283
East	633	494	1,637	1,109
Southeast	428	397	1,123	985
Segment total	3,212	3,411	9,620	8,377
Corporate and unallocated(a)	1,359	481	3,653	1,321
Total depreciation and amortization	$4,571	$3,892	$13,273	$9,698
(a) Represents depreciation and amortization related to assets held by our corporate functions that benefit all segments.
The following table presents capital expenditures by reportable segment and Corporate and unallocated for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2025	2024
Capital expenditures
West	$7,627	$9,132
East	2,274	1,829
Southeast	3,753	756
Corporate and unallocated	7,373	4,974
Total capital expenditures	$21,027	$16,691

The following table presents assets by reportable segment and Corporate and unallocated as of June 30, 2025 and September 30, 2024:

in thousands	June 30, 2025	September 30, 2024
Assets
West	$1,222,047	$1,114,450
East	512,577	454,255
Southeast	474,221	389,058
Corporate and unallocated(a)	503,479	633,764
Total assets	$2,712,324	$2,591,527
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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•macroeconomic uncertainty, including high levels of inflation, elevated interest rates and insurance costs, stock market volatility, and historic changes in U.S. trade policy, negatively impacting consumer sentiment and softening demand for the homes we sell;
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
•the availability and cost of land and the risks associated with the future value of our inventory, including impairment and abandonment charges;
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

•changes in tax laws, such as the recently passed One Big Beautiful Bill Act, or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as the IRS's guidance regarding heightened qualification requirements for federal credits for building energy-efficient homes;
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
Market Conditions and Strategy
During the third quarter of fiscal 2025, the sales environment remained challenging due to elevated mortgage rates, weak consumer sentiment, and continued uncertainties in the macroeconomic environment. In response, we are taking a disciplined approach to our operations and capital allocation by slowing land spend to match current market conditions, renegotiating land acquisition terms to reduce costs and enhance flexibility, and pursuing capital-efficient growth opportunities through expanded usage of lot option agreements. Additionally, with our shares currently trading below book value, we prioritized share repurchases, buying back approximately 586,000 shares of our common stock for $12.5 million during the third quarter of fiscal 2025.
While the headwinds of affordability and consumer sentiment continue to create challenges for us and our peers, we are committed to leaning into our differentiators, as follows: (1) our Mortgage Choice platform which identifies qualified lenders and encourages multiple lenders to compete for our customer's business with the most competitive interest rates, fees, and service levels; (2) our Choice Plans® which allow customers to select from a list of structural options that meets their lifestyle at no additional cost; and (3) our homes are designed to deliver Surprising Performance with nearly all new home starts built to Zero Energy Ready standards, reducing the cost to operate a home. We continue to enhance the durability and quality of our homes through innovative design and superior construction standards, reinforcing our commitment to delivering high-quality, differentiated homes in desirable locations.
For the remainder of fiscal 2025, we will continue to focus on deleveraging, growing book value per share, and positioning our business for durable long-term growth. Our Multi-Year Goals, updated during the second quarter of fiscal 2025, include reducing our net debt to net capitalization ratio to the low 30% range by the end of fiscal 2027, achieving a double-digit compound annual growth in book value per share from the end of fiscal 2024 through fiscal 2027, and reaching more than 200 active communities by the end of fiscal 2027. With a path to 200 active communities in sight, supported by our current land position, we are prioritizing deleveraging and book value growth. Backed by a strong balance sheet, ample liquidity, and a focused sales strategy, we believe we are well-equipped to navigate the macroeconomic uncertainty as we continue to progress toward our Multi-Year Goals.
Overview of Results for Our Fiscal Third Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended June 30, 2025 and a comparison to the quarter ended June 30, 2024:
•During the quarter ended June 30, 2025, our average active community count of 167 was up 14.9% from 146 in the prior year quarter. We invested $153.8 million in land acquisition and land development during the quarter ended June 30, 2025, down from $201.1 million in land spend during the quarter ended June 30, 2024. We expect the pace of community growth to moderate as we strategically reallocate a portion of our land investment toward reaching our Multi-Year Goals of deleveraging and growth in book value per share. This shift underscores our confidence in the long-term value of our business and reinforces our commitment to enhancing shareholder returns while reducing risk.
•As of June 30, 2025, our land position included 27,794 controlled lots, down 2.0% from 28,365 as of June 30, 2024. Excluding land held for future development and land held for sale lots, we controlled 26,944 active lots, down 3.2% from a year ago. We remain focused on the expanded usage of lot option agreements, which allow us to position for future growth while providing the flexibility to respond to market conditions. As of June 30, 2025, we had 16,195 lots, or 60.1% of our total active lots, under option agreements as compared to 15,434 lots, or 55.5% of our total active lots, under option agreements as of June 30, 2024.
•During the quarter ended June 30, 2025, orders per community per month were 1.7 compared to 2.4 in the prior year quarter, and our net new orders were 861, down 19.5% from 1,070 in the prior year quarter. Sales pace fell short of expectations, softening in May and remained subdued in June. The decrease in sales pace compared to the prior year quarter reflected weaker consumer sentiment driven by affordability challenges and uncertainties in the macroeconomic environment. While all of our markets experienced challenging market conditions, we saw the most pronounced pressure in our Houston, San Antonio and Orlando markets. We continue to adjust prices and features to align with the current market, including offering rate buy-downs and other closing incentives.

•Our Average Selling Price (ASP) for homes closed during the quarter ended June 30, 2025 was $517.3 thousand, up 2.4% from $505.3 thousand in the prior year quarter. The increase in ASP compared to prior year quarter was primarily due to changes in product and community mix in the East segment.
•Homebuilding gross margin for the quarter ended June 30, 2025 was 13.5%, down from 17.3% compared to the prior year quarter. Homebuilding gross margin was impacted by inventory impairment and abandonment charges of $8.9 million during the quarter ended June 30, 2025, of which $8.6 million related to impairments recorded for two projects in progress communities, one located in our Phoenix market and the other in our Orlando market, principally due to a reduction in price that is other than temporary based on current competitive and market dynamics. The remaining $0.2 million represents abandonment charges related to a land acquisition deal we terminated during the quarter. Refer to Note 4 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion. Homebuilding gross margin, excluding impairments, abandonments, and interest for the quarter ended June 30, 2025, was 18.4%, down from 20.3% in the prior year quarter. The decrease in homebuilding gross margin, excluding impairments, abandonments, and interest, compared to the prior year quarter was primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
•SG&A for the quarter ended June 30, 2025 was 13.2% of total revenue, up from 11.9% in the prior year quarter. The increase in SG&A as a percentage of total revenue compared to the prior year quarter was primarily due to lower homebuilding revenue. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three and nine months ended June 30, 2025 may not be indicative of our full year results.

RESULTS OF CONTINUING OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2025	2024	2025	2024
Revenue:
Homebuilding	$535,390	$589,643	$1,551,844	$1,509,198
Land sales and other	9,977	6,039	27,815	14,842
Total	$545,367	$595,682	$1,579,659	$1,524,040
Gross profit:
Homebuilding	$72,474	$101,983	$226,581	$278,700
Land sales and other	106	1,321	4,075	4,187
Total	$72,580	$103,304	$230,656	$282,887
Gross margin:
Homebuilding(a)	13.5%	17.3%	14.6%	18.5%
Land sales and other(b)	1.1%	21.9%	14.7%	28.2%
Total	13.3%	17.3%	14.6%	18.6%
Commissions	$18,615	$21,233	$53,511	$52,764
General and administrative expenses (G&A)	$53,104	$49,655	$152,075	$135,645
SG&A (commissions plus G&A) as a percentage of total revenue	13.2%	11.9%	13.0%	12.4%
G&A as a percentage of total revenue	9.7%	8.3%	9.6%	8.9%
Depreciation and amortization	$4,571	$3,892	$13,273	$9,698
Operating (loss) income	$(3,710)	$28,524	$11,797	$84,780
Operating (loss) income as a percentage of total revenue	(0.7)%	4.8%	0.7%	5.6%
Effective tax rate(c)	87.1%	8.3%	(5.1)%	10.5%
Inventory impairments and abandonments	$10,339	$200	$10,867	$200
Loss on extinguishment of debt, net	$—	$—	$—	$(437)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 18.4% and 20.3% for the three months ended June 30, 2025 and 2024, respectively, and 18.3% and 21.4% for the nine months ended June 30, 2025 and 2024, respectively. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax (benefit) expense for the period divided by (loss) income from continuing operations before income taxes. Our income tax (benefit) expense is not always directly correlated to the amount of pre-tax (loss) income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Our tax credits are predominantly due to the energy efficiency of our homes, with credits valued between $2,000 and $5,000 per single family home. For the three months ended June 30, 2025, the tax benefit arising from our pre-tax loss, in part driven by the $10.3 million inventory impairment and abandonment charges, combined with energy efficiency tax credits, resulted in a total tax benefit that was similar in size to our pre-tax loss from continuing operations, yielding an effective tax rate of 87.1%. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA repeals many of the energy efficiency credits enacted under the Inflation Reduction Act, including our ability to claim energy efficient new home tax credits for homes that close after June 30, 2026. While this change does not impact our fiscal 2025 effective tax rate and deferred tax balances, we are evaluating the full impact of OBBBA on our future tax provision and financial results.

Reconciliation of Net (Loss) Income (GAAP) to Adjusted EBITDA (Non-GAAP)
Reconciliation of net (loss) income (GAAP measure) to Adjusted EBITDA (Non-GAAP measure) is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing core operating results and underlying business trends by eliminating many of the differences in companies' respective capitalization, tax position, level of impairments, and other non-recurring items. This non-GAAP financial measure may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as a substitute for, or superior to, financial measures prepared in accordance with GAAP.
The following table reconciles our net (loss) income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30,(a)
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24	2025	2024	25 vs 24
Net (loss) income (GAAP)	$(324)	$27,210	$(27,534)	$15,584	$88,109	$(72,525)	$67,650	$143,865	$(76,215)
(Benefit) expense from income taxes	(2,182)	2,453	(4,635)	(756)	10,373	(11,129)	7,781	18,843	(11,062)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	18,974	17,267	1,707	50,642	44,528	6,114	74,347	64,447	9,900
EBIT (Non-GAAP)	16,468	46,930	(30,462)	65,470	143,010	(77,540)	149,778	227,155	(77,377)
Depreciation and amortization	4,571	3,892	679	13,273	9,698	3,575	18,442	13,456	4,986
EBITDA (Non-GAAP)	21,039	50,822	(29,783)	78,743	152,708	(73,965)	168,220	240,611	(72,391)
Stock-based compensation expense	1,817	2,474	(657)	5,442	5,536	(94)	7,297	7,564	(267)
Loss on extinguishment of debt	—	—	—	—	437	(437)	—	450	(450)
Inventory impairments and abandonments(b)	9,243	200	9,043	9,771	200	9,571	11,567	225	11,342
Gain on sale of investment(c)	—	—	—	—	(8,591)	8,591	—	(8,591)	8,591
Adjusted EBITDA (Non-GAAP)	$32,099	$53,496	$(21,397)	$93,956	$150,290	$(56,334)	$187,084	$240,259	$(53,175)
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

in thousands	As of June 30, 2025	As of June 30, 2024
Total debt (GAAP)	$1,143,173	$1,069,408
Stockholders' equity (GAAP)	1,217,031	1,178,315
Total capitalization (GAAP)	$2,360,204	$2,247,723
Total debt to total capitalization ratio (GAAP)	48.4%	47.6%

Total debt (GAAP)	$1,143,173	$1,069,408
Less: cash and cash equivalents (GAAP)	82,932	73,212
Net debt (Non-GAAP)	1,060,241	996,196
Stockholders' equity (GAAP)	1,217,031	1,178,315
Net capitalization (Non-GAAP)	$2,277,272	$2,174,511
Net debt to net capitalization ratio (Non-GAAP)	46.6%	45.8%

Homebuilding Operations Data
The following table summarizes new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2025	2024	25 vs 24	2025	2024
West	482	715	(32.6)%	23.9%	17.1%
East	224	250	(10.4)%	14.8%	18.8%
Southeast	155	105	47.6%	12.9%	27.6%
Total	861	1,070	(19.5)%	19.8%	18.6%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2025	2024	25 vs 24	2025	2024
West	1,736	2,108	(17.6)%	19.6%	15.9%
East	708	685	3.4%	15.1%	15.6%
Southeast	447	399	12.0%	13.9%	18.7%
Total	2,891	3,192	(9.4)%	17.7%	16.2%
Net new orders for the quarter ended June 30, 2025 decreased to 861, down 19.5% from the quarter ended June 30, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 30.0% decrease in sales pace from 2.4 orders per community per month in the prior year quarter to 1.7, partially offset by a 14.9% increase in average active community count from 146 in the prior year quarter to 167. The decrease in sales pace compared to the prior year quarter reflected weaker consumer sentiment driven by affordability challenges and uncertainties in the macroeconomic environment.
Net new orders for the nine months ended June 30, 2025 decreased to 2,891, down 9.4% from the nine months ended June 30, 2024. The decrease in net new orders compared to the prior year period was driven by an 22.0% decrease in sales pace from 2.5 orders per community per month in the prior year period to 2.0, partially offset by a 16.2% increase in average active community count from 141 in the prior year period to 164.
Three Months Ended June 30, 2025 as compared to 2024
West Segment: Net new orders for the quarter ended June 30, 2025 decreased to 482, down 32.6% from the quarter ended June 30, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 37.4% decrease in sales pace from 2.5 orders per community per month in the prior year quarter to 1.6, partially offset by a 7.7% increase in average active community count from 95 in the prior year quarter to 103. Our Houston and San Antonio markets experienced the greatest sales pace challenges.
East Segment: Net new orders for the quarter ended June 30, 2025 decreased to 224, down 10.4% from the quarter ended June 30, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 25.2% decrease in sales pace from 2.6 orders per community per month in the prior year quarter to 1.9, partially offset by a 19.8% increase in average active community count from 32 in the prior year quarter to 38.
Southeast Segment: Net new orders for the quarter ended June 30, 2025 increased to 155, up 47.6% from the quarter ended June 30, 2024. The increase in net new orders compared to the prior year quarter was driven by a 43.6% increase in average active community count from 18 in the prior year quarter to 26 and a 2.8% increase in sales pace from 1.9 orders per community per month in the prior year quarter to 2.0.
Nine Months Ended June 30, 2025 as compared to 2024
West Segment: Net new orders for the nine months ended June 30, 2025 decreased to 1,736, down 17.6% from the nine months ended June 30, 2024. The decrease in net new orders was driven by a 26.7% decrease in sales pace from 2.6 orders per community per month to 1.9, partially offset by a 12.4% increase in average active community count from 91 to 102.
East Segment: Net new orders for the nine months ended June 30, 2025 increased to 708, up 3.4% from the nine months ended June 30, 2024. The increase in net new orders was driven by a 26.2% increase in average active community count from 29 to 36, partially offset by an 18.1% decrease in sales pace from 2.6 orders per community per month to 2.2.

Southeast Segment: Net new orders for the nine months ended June 30, 2025 increased to 447, up 12.0% from the nine months ended June 30, 2024. The increase in net new orders was driven by an 18.8% increase in average active community count from 21 to 25, partially offset by a 5.6% decrease in sales pace from 2.1 orders per community per month to 2.0.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024	25 vs 24
Backlog Units:
West	766	1,292	(40.7)%
East	336	417	(19.4)%
Southeast	250	240	4.2%
Total	1,352	1,949	(30.6)%
Aggregate dollar value of homes in backlog (in millions)	$742.5	$1,046.5	(29.0)%
ASP in backlog (in thousands)	$549.2	$536.9	2.3%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The decrease in backlog units was primarily due to beginning the fiscal quarter with fewer backlog units and year-over-year lower net new orders for the quarter ended June 30, 2025. The aggregate dollar value of homes in backlog as of June 30, 2025 decreased 29.0% compared to June 30, 2024 due to a 30.6% decrease in backlog units, partially offset by a 2.3% increase in the ASP of homes in backlog. The increase in backlog ASP compared to prior year quarter was primarily due to changes in product and community mix.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$322,935	$365,906	(11.7)%	$499.1	$502.6	(0.7)%	647	728	(11.1)%
East	145,587	121,239	20.1%	568.7	505.2	12.6%	256	240	6.7%
Southeast	66,868	102,498	(34.8)%	506.6	515.1	(1.7)%	132	199	(33.7)%
Total	$535,390	$589,643	(9.2)%	$517.3	$505.3	2.4%	1,035	1,167	(11.3)%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$979,939	$945,179	3.7%	$506.4	$511.2	(0.9)%	1,935	1,849	4.7%
East	374,571	304,623	23.0%	545.2	515.4	5.8%	687	591	16.2%
Southeast	197,334	259,396	(23.9)%	494.6	504.7	(2.0)%	399	514	(22.4)%
Total	$1,551,844	$1,509,198	2.8%	$513.7	$510.9	0.5%	3,021	2,954	2.3%
Three Months Ended June 30, 2025 as compared to 2024
West Segment: Homebuilding revenue decreased by 11.7% for the three months ended June 30, 2025 compared to the prior year quarter due to a 11.1% decrease in closings and a 0.7% decrease in ASP. The decrease in closings was primarily due to the lower beginning backlog, partially offset by higher volume of spec homes that sold and closed within the current fiscal quarter and improved construction cycle times compared to prior year quarter.
East Segment: Homebuilding revenue increased by 20.1% for the three months ended June 30, 2025 compared to the prior year quarter due to a 12.6% increase in ASP and a 6.7% increase in closings. The increase in closings was primarily due to higher share of homes near completion within beginning backlog as well as improved construction cycle times compared to prior year quarter.
Southeast Segment: Homebuilding revenue decreased by 34.8% for the three months ended June 30, 2025 compared to the prior year quarter due to a 33.7% decrease in closings and a 1.7% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by higher volume of spec homes that sold and closed within the current fiscal quarter and improved construction cycle times compared to prior year quarter.
Nine Months Ended June 30, 2025 as compared to 2024
West Segment: Homebuilding revenue increased by 3.7% for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024 due to a 4.7% increase in closings, partially offset by a 0.9% decrease in ASP. The increase in closings was primarily due to higher volume of spec homes that sold and closed within the current year period and improved construction cycle times compared to prior year period.
East Segment: Homebuilding revenue increased by 23.0% for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024 due to a 16.2% increase in closings and a 5.8% increase in ASP. The increase in closings was primarily due to higher volume of spec homes that sold and closed within the current year period and improved construction cycle times compared to prior year period.
Southeast Segment: Homebuilding revenue decreased by 23.9% nine months ended June 30, 2025 compared to the nine months ended June 30, 2024 due to a 22.4% decrease in closings and a 2.0% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to prior year period.

Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and Corporate and unallocated. In addition, such amounts are presented excluding inventory impairments and abandonments and interest amortized to cost of sales (COS). Homebuilding gross profit is defined as homebuilding revenue less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs, and inventory impairment and abandonment charges).
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

	Three Months Ended June 30, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$56,256	17.4%	$2,236	$58,492	18.1%	$—	$58,492	18.1%
East	25,975	17.8%	—	25,975	17.8%	—	25,975	17.8%
Southeast	6,180	9.2%	5,635	11,815	17.7%	—	11,815	17.7%
Corporate & unallocated(a)	(15,937)		1,002	(14,935)		17,383	2,448
Total homebuilding	$72,474	13.5%	$8,873	$81,347	15.2%	$17,383	$98,730	18.4%

	Three Months Ended June 30, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$75,467	20.6%	$9	$75,476	20.6%	$—	$75,476	20.6%
East	19,683	16.2%	91	19,774	16.3%	—	19,774	16.3%
Southeast	21,872	21.3%	100	21,972	21.4%	—	21,972	21.4%
Corporate & unallocated(a)	(15,039)		—	(15,039)		17,267	2,228
Total homebuilding	$101,983	17.3%	$200	$102,183	17.3%	$17,267	$119,450	20.3%

	Nine Months Ended June 30, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$178,769	18.2%	$2,764	$181,533	18.5%	$—	$181,533	18.5%
East	60,025	16.0%	—	60,025	16.0%	—	60,025	16.0%
Southeast	27,319	13.8%	5,635	32,954	16.7%	—	32,954	16.7%
Corporate & unallocated (a)	(39,532)		1,002	(38,530)		48,519	9,989
Total homebuilding	$226,581	14.6%	$9,401	$235,982	15.2%	$48,519	$284,501	18.3%

	Nine Months Ended June 30, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$200,544	21.2%	$9	$200,553	21.2%	$—	$200,553	21.2%
East	54,181	17.8%	91	54,272	17.8%	—	54,272	17.8%
Southeast	57,212	22.1%	100	57,312	22.1%	—	57,312	22.1%
Corporate & unallocated (a)	(33,237)		—	(33,237)		44,528	11,291
Total homebuilding	$278,700	18.5%	$200	$278,900	18.5%	$44,528	$323,428	21.4%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.
Three Months Ended June 30, 2025 as compared to 2024
Our homebuilding gross profit decreased by $29.5 million to $72.5 million for the three months ended June 30, 2025, compared to $102.0 million in the prior year quarter. The decrease in homebuilding gross profit compared to the prior year quarter was primarily due to a decrease in homebuilding revenue of $54.3 million and a decrease in gross margin of 380 basis points to 13.5%. As shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairment and abandonment charges, which increased by $8.7 million, and interest amortized to homebuilding cost of sales, which increased by $0.1 million compared to the prior year quarter (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $20.7 million compared to the prior year quarter, while homebuilding gross margin decreased by 190 basis points to 18.4%. The decrease in gross margin for the three months ended June 30, 2025 compared to the prior year quarter was due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $19.2 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 18.1%, down from 20.6% in the prior year quarter, primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
East Segment: Compared to the prior year quarter, homebuilding gross profit increased by $6.3 million due to an increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 17.8%, up from 16.3% in the prior year quarter, primarily due to changes in product and community mix as we closed more homes at higher margin communities, partially offset by an increase in price concessions.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $15.7 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 17.7%, down from 21.4% in the prior year quarter, primarily due to an increase in price concessions, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.

Nine Months Ended June 30, 2025 as compared to 2024
Our homebuilding gross profit decreased by $52.1 million to $226.6 million for the nine months ended June 30, 2025, from $278.7 million in the prior year period. The decrease in homebuilding gross profit was primarily due to a decrease in gross margin of 390 basis points to 14.6%, partially offset by an increase in homebuilding revenue of $42.6 million. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the nine-month period was impacted by impairment and abandonment charges, which increased by $9.2 million, and interest amortized to homebuilding cost of sales, which increased by $4.0 million year-over-year (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $38.9 million compared to the prior year period, while homebuilding gross margin decreased by 310 basis points to 18.3%. The decrease in gross margin for the nine months ended June 30, 2025 compared to the prior year period was primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $21.8 million due to lower gross margin, partially offset by an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 18.5%, down from 21.2% in the prior year period, primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
East Segment: Compared to the prior year period, homebuilding gross profit increased by $5.8 million due to an increase in homebuilding revenue, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 16.0%, down from 17.8% in the prior year period, primarily due to an increase in price concessions and closing cost incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
Southeast Segment: Compared to the prior year period, homebuilding gross profit decreased by $29.9 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 16.7%, down from 22.1% in the prior year period, primarily due to an increase in price concessions and changes in product and community mix.
Measures of homebuilding gross profit and gross margin after excluding inventory impairments and abandonments, interest amortized to cost of sales, and other non-recurring items are non-GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit and gross margin determined in accordance with GAAP as an indicator of operating performance.

Land Sales and Other Revenue and Gross Profit
Land sales relate to land and lots sold that do not fit within our homebuilding programs or strategic plans. We also have other revenue related to title examinations provided for our homebuyers in certain markets. The following tables summarize our land sales and other revenue and related gross profit by reportable segment and Corporate and unallocated for the periods presented:

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$6,214	$3,453	$2,761	$614	$874	$(260)
East	3,573	2,326	1,247	690	253	437
Southeast	190	260	(70)	131	194	(63)
Corporate and unallocated (a)	—	—	—	(1,329)	—	(1,329)
Total	$9,977	$6,039	$3,938	$106	$1,321	$(1,215)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$21,982	$8,611	$13,371	$4,547	$2,252	$2,295
East	5,327	5,563	(236)	1,278	1,464	(186)
Southeast	506	668	(162)	345	471	(126)
Corporate and unallocated (a)	—	—	—	(2,095)	—	(2,095)
Total	$27,815	$14,842	$12,973	$4,075	$4,187	$(112)
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sales related to land and lots sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at fair value less cost to sell.
For the three months ended June 30, 2025, land sales and other revenue increased by $3.9 million to $10.0 million, and land sales and other gross profit decreased by $1.2 million to $0.1 million compared to the prior year quarter. For the nine months ended June 30, 2025, land sales and other revenue increased by $13.0 million to $27.8 million, and land sales and other gross profit decreased by $0.1 million to $4.1 million compared to the prior year period.
During the three months ended June 30, 2025, we performed a strategic review of a community in our Phoenix market and determined to sell a portion of the lots that were no longer aligned with our operating plans. As a result of this change in strategy, we reclassified 38 lots from project in progress to land held for sale and recognized a land held for sale impairment charge of $1.5 million during the three and nine months ended June 30, 2025. No land held for sale impairments were recognized during the three and nine ended June 30, 2024. Refer to Note 4 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion.
Period-over-period fluctuations on land sales and other revenue are primarily driven by the timing and volume of land and lot sales closings. As we continue to proactively manage our land position and divest land assets that no longer align with our strategic priorities, the dollar value of land sales and other revenue may grow. Land sales and other gross profit are primarily impacted by the profitability of individual land and lot sale transactions as well as the volume of our title examinations operations. Future land and lot sales will depend on a variety of factors, including local market conditions, individual community performance, and changing strategic plans.

Operating (Loss) Income
The table below summarizes operating (loss) income by reportable segment and Corporate and unallocated for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$27,402	$45,582	$(18,180)	$94,291	$119,951	$(25,660)
East	14,473	9,158	5,315	28,702	27,796	906
Southeast	(2,561)	12,755	(15,316)	3,797	32,848	(29,051)
Corporate and unallocated(a)	(43,024)	(38,971)	(4,053)	(114,993)	(95,815)	(19,178)
Operating (loss) income	$(3,710)	$28,524	$(32,234)	$11,797	$84,780	$(72,983)
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
Our operating income decreased by $32.2 million to a loss of $3.7 million for the three months ended June 30, 2025, compared to income of $28.5 million for the three months ended June 30, 2024. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit and gross margin, including the impact of $10.3 million inventory impairments and abandonments recognized during the three months ended June 30, 2025. SG&A expense increased by 1.2% compared to prior year primarily due to higher sales and marketing costs and other G&A expenses, partially offset by lower commissions expense on lower homebuilding revenue to support community count growth. SG&A as a percentage of total revenue increased by 130 basis points compared to the prior year quarter, from 11.9% to 13.2%, primarily due to lower homebuilding revenue.
Our operating income decreased by $73.0 million to $11.8 million for the nine months ended June 30, 2025, compared to operating income of $84.8 million for the nine months ended June 30, 2024. This decrease compared to the prior year period was primarily due to the previously discussed decrease in gross profit and gross margin, including the impact of $10.9 million inventory impairments and abandonments recognized during the nine months ended June 30, 2025. SG&A expense increased by 9.1% compared to prior year in proportion to active community count growth. SG&A as a percentage of total revenue increased by 60 basis points compared to the prior year period, from 12.4% to 13.0%, primarily due to higher other G&A expenses and higher sales and marketing costs as we continue to grow and activate new communities.
Three Months Ended June 30, 2025 as compared to 2024
West Segment: The $18.2 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, including the impact of $3.1 million inventory impairments and abandonments recognized during the current quarter, partially offset by lower commissions expense on lower homebuilding revenue.
East Segment: The $5.3 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed, partially offset by higher other G&A expenses and higher commissions expense on higher homebuilding revenue.
Southeast Segment: The $15.3 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed, including the impact of $5.6 million inventory impairments and abandonments recognized during the current quarter, and higher other G&A expenses, partially offset by lower commissions expense on lower homebuilding revenue.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2025, corporate and unallocated net expenses increased by $4.1 million from the prior year quarter primarily due to an impairment of capitalized interest and capitalized indirects costs of $1.6 million recognized during the current quarter, higher G&A expenses, higher depreciation and amortization expenses, and higher capitalized interest and capitalized indirect costs expensed to land cost of sales related to land and lots sold.

Nine Months Ended June 30, 2025 as compared to 2024
West Segment: The $25.7 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, including the impact of $3.6 million inventory impairments and abandonments recognized during the current period, as well as higher sales and marketing expenses and higher commissions expense on higher homebuilding revenue.
East Segment: The $0.9 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit previously discussed, partially offset by higher commission expenses on higher homebuilding revenue, higher other G&A expenses, and higher sales and marketing expenses.
Southeast Segment: The $29.1 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed, including the impact of $5.7 million inventory impairments and abandonments recognized during the current period, and higher other G&A expenses, partially offset by lower commissions expense on lower homebuilding revenue.
Corporate and Unallocated: For the nine months ended June 30, 2025, corporate and unallocated net expenses increased by $19.2 million over the prior year period. This increase was primarily due to higher G&A expenses, higher amortization of capitalized interest to cost of sales on higher closings and homebuilding revenue, higher depreciation and amortization expenses, higher capitalized interest and capitalized indirect costs expensed to land cost of sales related to land and lots sold, and an impairment of capitalized interest and capitalized indirects costs of $1.6 million recognized during the current year period compared to no such charge in the prior year period.
Below operating income, we had three noteworthy fluctuations for the nine months ended June 30, 2025 compared to the prior year periods. Specifically, (1) within other income, net, we recognized a gain on sale of investment of $8.6 million during the nine months ended June 30, 2024 compared to no such transaction in the current period (See the "EBITDA: Reconciliation of Net Income to Adjusted EBITDA" section above for further discussion on this transaction), (2) within other income, net, we experienced lower interest income driven by lower interest rates on lower operating cash balances, and (3) we recorded a loss on extinguishment of debt of $0.4 million during the nine months ended June 30, 2024 compared to no such loss in the current period. See Note 6 of the notes to our condensed consolidated financial statements in this Form 10-Q for a further discussion of debt.
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
We recognized income tax benefit from continuing operations of $2.2 million and $0.8 million for the three and nine months ended June 30, 2025, respectively, compared to income tax expense of $2.5 million and $10.4 million for the three and nine months ended June 30, 2024, respectively. Income tax benefit for the nine months ended June 30, 2025 was primarily driven by energy efficiency tax credits generated from expected closings during the current fiscal year and stock-based compensation activity in the period, partially offset by income tax expense on earnings from continuing operations and permanent differences. Income tax expense for the nine months ended June 30, 2024 was primarily driven by income tax expense on earnings from continuing operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current year, the discrete tax benefits related to the generation of additional energy efficiency tax credits from homes closed in prior periods, and stock-based compensation activity in the period. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA repeals many of the energy efficiency credits enacted under the Inflation Reduction Act, including our ability to claim energy efficient new home tax credits for homes that close after June 30, 2026. While this change does not impact our fiscal 2025 effective tax rate and deferred tax balances, we are evaluating the full impact of OBBBA on our future tax provision and financial results.
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

Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2025	2024
Net cash used in operating activities	$(218,196)	$(322,981)
Net cash used in investing activities	(12,656)	(23,875)
Net cash provided by financing activities	78,664	69,003
Net decrease in cash, cash equivalents, and restricted cash	$(152,188)	$(277,853)
Operating Activities
Net cash used in operating activities was $218.2 million for the nine months ended June 30, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $258.9 million resulting from land acquisition, land development and house construction spending and a net increase in non-inventory working capital balances of $3.5 million. This was partially offset by cash inflows from income before income taxes of $14.8 million, which included $29.4 million of non-cash charges.
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
Investing Activities
Net cash used in investing activities was $12.7 million for the nine months ended June 30, 2025, primarily driven by capital expenditures for model homes and information systems infrastructure and purchase of investment securities, partially offset by proceeds from maturities in investment securities.
Net cash used in investing activities was $23.9 million for the nine months ended June 30, 2024, primarily driven by capital expenditures for model homes and information systems infrastructure, and purchases of investment securities.
Financing Activities
Net cash provided by financing activities was $78.7 million for the nine months ended June 30, 2025, primarily driven by net borrowings from our Unsecured Facility (refer to Note 6 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion), partially offset by common stock repurchases under our share repurchase program and tax payments for stock-based compensation awards vesting.
Net cash provided by financing activities was $69.0 million for the nine months ended June 30, 2024, primarily driven by inflows from the issuance of the 2031 Notes and borrowings from our Unsecured Facility, partially offset by outflows from redemption of our 2025 Notes, debt issuance costs related to the 2031 Notes and extension of the term of our Unsecured Facility (refer to Note 6 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion), repurchases of common stock, and tax payments for stock-based compensation awards vesting.
Financial Position
As of June 30, 2025, our liquidity position consisted of $82.9 million in cash and cash equivalents and $209.4 million of remaining capacity under the Unsecured Facility, compared to $73.2 million in cash and cash equivalents and $255.0 million of remaining capacity under the Unsecured Facility as of June 30, 2024.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $365.0 million, which includes a letter of credit capacity of $100.0 million. As of June 30, 2025, we had $115.0 million in borrowings and $40.6 million in letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $209.4 million.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $0.4 million of outstanding letters of credit under these facilities.
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

Stock Repurchases and Dividends Paid
In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The newly authorized program replaced the prior share repurchase program authorized in May 2022 of up to $50.0 million of common stock repurchases, pursuant to which $8.3 million of the capacity remained prior to the replacement of the program. Under the new share repurchase program, the Company repurchased 586 thousand shares of its common stock for $12.5 million at an average price per share of $21.38 during the three months ended June 30, 2025 through open market transactions. This brings the total repurchases for the nine months ended June 30, 2025 to 1.5 million shares of common stock for $33.1 million at an average price per share of $22.20. During the three and nine months ended June 30, 2024, 455 thousand shares were repurchased for $12.9 million at an average price per share of $28.41 through open market transactions. All shares have been retired upon repurchase.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and nine months ended June 30, 2025 or 2024.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of June 30, 2025, we controlled 27,794 lots, which includes 251 lots of land held for future development and 599 lots of land held for sale. Of the 26,944 active lots, we controlled 16,195 of these lots, or 60.1%, through option agreements, as compared to 15,434 active lots controlled, or 55.5% of our total active lots, through option agreements as of June 30, 2024. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $322.6 million as of June 30, 2025. The total remaining purchase price, net of cash deposits, committed under all options was $1.65 billion as of June 30, 2025. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $41.0 million and $330.2 million, respectively, as of June 30, 2025, primarily related to our obligations to local governments to construct roads and other improvements in various developments.

Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2024 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2025 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2025, we had variable rate debt outstanding totaling approximately $78.0 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2025 was $965.0 million, compared to a carrying amount of $950.2 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $965.0 million to $997.8 million as of June 30, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company's common stock repurchases during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
April 1 - April 30, 2025	—	$—	—	$100,000,000
May 1 - May 31, 2025	100,000	$21.74	100,000	$97,826,070
June 1 - June 30, 2025	485,959	$21.31	485,959	$87,472,259
Total	585,959	$21.38	585,959	$87,472,259
(a) In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. This newly authorized program replaced the prior share repurchase program. The repurchase program has no expiration date. As of June 30, 2025, the remaining availability of the share repurchase program was $87.5 million.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date:	July 31, 2025	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer