Form 10-K
period 2025-09-30
BEAZER HOMES USA INC
filed 2025-11-13
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2025, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $574,670,720.

Class	Outstanding at November 10, 2025
Common Stock, $0.001 par value	29,759,950

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2025.

BEAZER HOMES USA, INC.

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company” in this Annual Report on Form 10-K refer to Beazer Homes USA, Inc.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (Form 10-K), as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events or results, and it is possible that such events or results described in this Form 10-K will not occur or be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as "outlook," "may," "will," "strategy," "believe," "expect," "anticipate," "inspires," "intend," "plan," "foresee," "likely," "goal," "target," "estimate," "should," "project," "initial" or other similar words or phrases.
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A – Risk Factors of this Form 10-K for the fiscal year ended September 30, 2025. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•macroeconomic uncertainty, including high levels of inflation, elevated interest rates and insurance costs, stock market volatility, the current U.S. government shutdown, and historic changes in U.S. trade policy, negatively impacting consumer sentiment and softening demand for the homes we sell;
•elevated mortgage interest rates for prolonged periods, as well as further increases to, and reduced availability of, mortgage financing;
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
•the availability and cost of land and the risks associated with the future value of our inventory, including impairments and abandonment charges;
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

•changes in tax laws, such as the recently passed One Big Beautiful Bill Act (OBBBA), or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as the IRS's guidance regarding heightened qualification requirements for federal credits for building energy-efficient homes;
•increased competition or delays in reacting to changing consumer preferences in home design;
•natural disasters, severe weather, or other related events that could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;
•shortages of or increased costs for labor used in housing production, including as a result of federal or state legislation, and/or enforcement, and the level of quality and craftsmanship provided by such labor;
•terrorist acts, protests and civil unrest, political uncertainty, acts of war or other factors over which the Company has no control, such as the conflict between Russia and Ukraine, the instability and tension in Gaza, and other instabilities and tensions in the Middle East;
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
•the impact of governmental regulations on homebuilding in key markets, such as regulations limiting the availability of water and electricity (including availability of electrical equipment such as transformers and meters); and
•the success of our sustainability initiatives, as well as the success of any other related partnerships or pilot programs we may enter into in order to increase the energy efficiency of our homes.
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

PART I
Item 1. Business
Beazer Homes is a nationally recognized homebuilder committed to building homes and communities designed with the intention of inspiring sustainable and healthier living. With personalized options and expert guidance, we empower homebuyers with competitive mortgage choices and energy saving features that make homeownership more attainable. Operating across 13 states in the West, East, and Southeast geographic regions of the United States, Beazer Homes offers a diverse portfolio of products tailored to meet the evolving needs of homebuyers that value a well-constructed and energy efficient home.
Beazer Homes USA, Inc. was incorporated in Delaware in 1993. Our principal executive offices are located at 2002 Summit Blvd NE, 15th Floor, Atlanta, GA 30319, and our main telephone number is (770) 829-3700. We also provide information about our company, including active communities, online at www.beazer.com. Information on our website is not a part of this Form 10-K and shall not be deemed incorporated by reference.
Strategy
We continue to execute against our long-term balanced growth strategy, which is focused on growing profitability, improving balance sheet efficiency, and generating returns above our cost of capital, while minimizing operational risk and financial leverage. In response to changing market conditions, we intend to balance decreasing leverage and returning capital to investors through stock repurchases, as we make investments to grow the business long-term.
Earlier this year, we updated our Multi-Year Goals, originally introduced in fiscal 2023, which reflected objectives aligned with our balanced growth strategy. For fiscal 2026, we expect continued progress on these goals, which include:
•reaching more than 200 active communities by the end of fiscal 2027,
•reducing our net debt to net capitalization ratio to the low 30% range by the end of fiscal 2027, and
•achieving a double-digit compound annual growth rate in book value per share from the end of fiscal 2024 through fiscal 2027.
Differentiating Beazer Homes
Beazer crafts homes intended to inspire sustainable and healthier living. We focus on four points of strategic differentiation that we believe deliver meaningful financial and lifestyle benefits to our buyers. Our points of differentiation are as follows:
Advanced Home Performance – Every Beazer home is built to deliver measurable, industry-leading advantages in efficiency, comfort, and durability. Our construction standards support healthier, quieter and more comfortable living environments while reducing ongoing operating costs, particularly in regard to energy efficiency and utility bills. Key performance elements include:
•Energy Savings: This is one of several ways we are helping buyers address increasingly prevalent affordability concerns. We have become a leading energy-efficient homebuilder, delivering proven efficiency and lowering monthly utility costs to our customers. To quantify and convey the benefits of our construction, we provide buyers with an individual energy rating (HERS® index score) for their home, completed by a qualified third-party rating company. According to the Residential Energy Services Network, used homes typically have a HERS index score (a lower score on scale is better) of 130, while homes built to the same standard as the HERS Reference Home (equivalent to the 2006 International Energy Conservation Code) have a HERS index score of 100. By comparison, new Beazer homes had an average HERS index score of 32 for the fiscal year ended September 30, 2025, demonstrating the significant outperformance resulting from our construction.
As part of our commitment to energy efficiency, substantially all of Beazer’s newly constructed homes meet the Department of Energy's Zero Energy Ready standard, meaning an appropriately sized renewable energy source (such as solar) can supply all of the home's energy needs, minimizing usage and expenses. By ensuring all homes have the proper infrastructure for solar installation (solar-ready), we are enabling customers to pursue solar investments on their own timeframe, while still providing the significant benefits of highly efficient construction. Further, we have begun introducing solar-included communities, in which every home will include a fully installed solar energy system.
•Cleaner Air: Through our commitment to the U.S. Environmental Protection Agency's (the EPA) Indoor AirPlus program, we are creating a healthier breathing environment for our homeowners with HVAC systems specifically designed to deliver improved indoor air quality.

•Quieter Home: Our enhanced building practices include added insulation that not only minimizes temperature fluctuations and improve energy efficiency, but also reduces noise, creating a more peaceful and comfortable living environment.
Curated Choices – Beazer has long been known for offering choices, and we have expanded and reframed what choice means to better meet the evolving needs of our homebuyers.
•Mortgage Choice: Most of our buyers either require or opt into financing to purchase a new home. Unlike many of our major competitors, we have no ownership or other financial interest in a mortgage company nor do we provide mortgage origination services. Instead, for every Beazer community, we identify Choice Lenders, who are selected for their ability to provide a comprehensive array of products and programs, ability to meet our high customer service standards, and their willingness to compete to earn our customer’s business. This helps our customers get competitive interest rates, fees, and service levels. We then provide an industry-leading online comparison tool that helps customers easily compare multiple mortgage offers from Choice Lenders and other lenders side by side. This often results in cost savings versus other financing alternatives, further helping our buyers address affordability constraints. Approximately 84% of our fiscal 2025 customers elected to finance a portion of their home purchase.
•Choice Plans®: We have designed flexible layouts that adapt to the different lifestyles of each targeted buyer segment. At no additional cost, homebuyers can select variations to primary living spaces such as kitchens and bathrooms. We also have options that can make homes safer and more accessible.
•Style Choice: By streamlining design selections, we help buyers feel confident in the features they choose. Style Choice reduces stress that can come with designing a home, while ensuring buyers receive high-quality and complementary finishes. Through carefully curated design packages with a range of aesthetics and design studio consultations, buyers can better visualize their home’s interior finishes, leading to higher satisfaction and smoother closings.
Elevated Experiences – We understand that buying a home is an important milestone, so we have designed a process intended to deliver an elevated experience that begins well before move-in day and continues long after.
•A Trusted Team: Every Beazer employee that homebuyers interact with is trained to provide support and guidance throughout the homebuying journey. Through our GuildQuality and Trust Builder surveys, we focus on delivering an outstanding customer experience, from the moment a potential buyer enters our system to years after closing. Among the nation's largest homebuilders, Beazer Homes has been ranked #1 in customer experience by Trust Builder for each of the past four years.
•Easy Shopping: Clear, accessible tools allow our homebuyers to feel connected and involved during their purchasing process. From an easy-to-navigate website and personalized interactions with our sales team, to consideration of how buyers prefer to tour our models, we strive to make the shopping experience feel as positive as the experience of living in one of our homes.
•Continuing Care: Even after closing, our Customer Care and Customer Advocate teams work to ensure that our homeowners feel confident in their decision to own a Beazer home. In addition, our comprehensive warranty program supports homeowners when concerns arise, as well as educate them on how to maintain their high-performance homes.
Community Impact – Beazer understands that homes exist within a broader social ecosystem. For today’s buyers, purchasing decisions are influenced not only by the quality or value of a product, but also by alignment with their personal values.
•Charitable Giving: We established both Charity Title Agency and Charity Home Insurance Agency to make a positive impact in the communities where our customers and employees live and work. Charity Title Agency and Charity Home Insurance Agency are both wholly-owned by Beazer Homes and donate 100% of their net profits, after normal business expenses, taxes, reserves, and mission-related costs, to the Beazer Charity Foundation (the Foundation), our philanthropic arm. The Foundation, a 501(c)(3) private foundation governed by a Board of Directors, distributes these funds to vetted national and local non-profits. This unique structure can help us make a lasting and meaningful impact in the communities we serve. During the fiscal year ended September 30, 2025, contributions to the Foundation totaled $2.2 million.

•Employee Commitments: As a part of our commitment to community impact, we encourage employees to actively contribute their time and talents to charitable and community causes. In March 2025, we held our inaugural Day of Service, a day devoted to making a collective impact in the community. In just one day, our employees contributed more than 4,000 volunteer hours to both national and local charitable organizations. Providing opportunities for employees across the country to serve the communities where they live and work is a critical part of our Company's culture.
Markets
Our active homebuilding operations consist of the development, design, construction, marketing, and sale of homes in the following markets:

Region/State	Market(s)
West:
Arizona	Phoenix
California	Riverside-San Bernardino, Sacramento, San Diego
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston, San Antonio
East:
Indiana	Indianapolis
Maryland/Delaware	Baltimore, Salisbury, Washington D.C.
Tennessee	Nashville
Virginia	Washington D.C.
Southeast:
Florida	Orlando
Georgia	Atlanta
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
We evaluate a range of factors when determining which geographic markets to enter, remain, or in some cases exit. While we maintain geographic diversity across the United States to help mitigate exposure to regional economic cycles, our decisions extend well beyond land opportunities. We focus on markets where our product offerings and community designs align with buyer demand, and where demographic and economic trends indicate long-term strength. These evaluations incorporate data such as employment and labor market conditions, affordability, land prices and availability, competitive dynamics, and our historical operating results, enabling us to direct capital to markets where we believe we can maximize profitability and returns.
Within each market, we carefully tailor our product lineup to meet the needs of defined buyer segments, including entry-level, move-up, and 55+ age-restricted communities. Our approach is guided by detailed buyer profiles that incorporate demographic and psychological insights such as age, household size, employment, affluence, lifestyle preferences, media habits, and relocation patterns. These profiles inform our decisions on floorplans, amenities, pricing, and targeted marketing strategies, ensuring we are not just building homes, but creating communities that reflect how our customers want to live. To better serve the 55+ category, our Gatherings® brand offers condominiums, villas, duets, and single-family homes that deliver quality and lower-maintenance living in active adult communities. Although we offer a range of personalization and amenity options, we do not construct custom homes.
Marketing and Sales
We make extensive use of digital and traditional marketing strategies to attract customers at all stages of their homebuying process. Whether we are driving engagement through our website and real estate listing sites or through digital advertising, social media, video, brochures, and on-site signage, our goal is to reduce any barriers to entry for homebuyers to discover and connect with our communities. We have also built strong brand recognition through internet domain names and the use of trademarks that are either registered or pending registration, including Beazer Homes®, Gatherings®, and Choice Plans®. Reflecting our commitment to quality, comfort, and attainability, our marketing tagline, Enjoy the Great IndoorsTM, captures the essence of what differentiates a Beazer home.

Our sales tools have evolved to suit changing homebuyer preferences. We have invested in virtual experiences that make the process simpler and more flexible, including 24/7 chatbot support, self-service appointment booking, and self-guided tours that allow buyers to explore homes on their own schedule.
Model homes remain central to our customer experience. As of September 30, 2025, we operated 259 model homes across our communities, each designed to inspire and showcase life in a Beazer home. Inside, buyers find more than beautifully furnished and landscaped spaces. They discover interactive and hands-on tools like digital kiosks, site maps, magnetic floor plan boards, and cutaway home displays that showcase our construction and materials. These features provide a concrete visual aid of the innovative building science incorporated into every home, allowing for a more memorable, engaging and informative experience.
Our homes are customarily sold through commissioned new home sales counselors (who work from sales offices located in the model homes used in the community) as well as through independent realtors. Our new home sales counselors are trained through a comprehensive internal program and are equipped with deep knowledge of our operating policies, housing product, communities, and differentiators. They guide buyers through every step, from exploring floorplans and pricing to highlighting savings opportunities and explaining the unique features of each Beazer community. Sales personnel must be licensed real estate agents where required by law.
Historically, most of our homes have been sold on a to-be-built (TBB) basis, meaning we did not begin construction until we had a signed contract with a customer. However, in response to evolving market conditions, we have strategically increased the number of speculative (spec) homes, homes started without a signed agreement, in many of our communities. Depending on local market conditions, we have also offered sales incentives to make the path to homeownership even more accessible.
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

Land Acquisition and Development
Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. The term “entitlements” refers to subdivision approvals, development agreements, tentative maps, or recorded plats, depending on the jurisdiction in which the land is located. Entitlements generally give a developer the right to obtain development permits and ensure compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the purchase of land, we may still be required to obtain a variety of other governmental approvals and permits during the development process. In limited circumstances, we will purchase property without all necessary entitlements where we have identified an opportunity to build on such property in a manner consistent with our strategy.
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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to home construction. Where required, we then undertake, or the grantor of the land purchase option then undertakes, the development activities (through contractual arrangements with local developers, general contractors, and/or subcontractors), which include site planning and engineering as well as constructing roads, water, sewer, and utility infrastructures, drainage and recreational facilities, and other amenities. In some transactions, land bankers take title to the land at closing subject to agreements which obligate us to perform all development activities (which are typically reimbursed by the land bankers) with respect to the land and provide us with an option to purchase the finished lots. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2025 and 2024, we continued to pursue land acquisition opportunities and develop our land positions, spending $491.9 million and $507.8 million, respectively, for land acquisition and $192.0 million and $268.7 million, respectively, for land development.
Option Agreements
We acquire certain lots by means of option agreements from various sellers and developers, including land banking entities. Option agreements generally require the payment of a cash deposit or issuance of a letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price.
Under option agreements, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option agreements is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $333.4 million as of September 30, 2025. The total remaining purchase price, net of cash deposits, committed under all land option agreements was $1.61 billion as of September 30, 2025.
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

The following table summarizes land controlled by us by reportable segment as of September 30, 2025:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	144	279	—	—	38	461	430	891
California	188	166	4	—	15	373	1,388	1,761
Nevada	114	140	68	66	—	388	569	957
Texas	754	1,788	1,411	—	394	4,347	5,700	10,047
Total West	1,200	2,373	1,483	66	447	5,569	8,087	13,656
East
Indiana	79	155	333	—	168	735	488	1,223
Maryland/Delaware	181	410	—	—	—	591	1,422	2,013
New Jersey	—	—	—	117	—	117	—	117
Tennessee	130	160	253	—	—	543	2,181	2,724
Virginia	68	6	—	—	1	75	296	371
Total East	458	731	586	117	169	2,061	4,387	6,448
Southeast
Florida	99	245	306	—	—	650	941	1,591
Georgia	59	152	199	—	—	410	839	1,249
North Carolina	34	63	520	—	—	617	230	847
South Carolina	126	182	569	68	35	980	889	1,869
Total Southeast	318	642	1,594	68	35	2,657	2,899	5,556
Total	1,976	3,746	3,663	251	651	10,287	15,373	25,660
(a) This category represents lots upon which construction of a home has commenced, including model homes.
The following table summarizes the dollar value of our land under development, land held for future development, and land held for sale by reportable segment as of September 30, 2025:

in thousands	Land Under Development	Land Held for Future Development	Land Held for Sale
West	$525,333	$3,483	$29,052
East	228,915	10,888	16,086
Southeast	311,454	5,118	2,230
Total	$1,065,702	$19,489	$47,368
Backlog
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders (new orders less cancellations) generated during the current period minus the number of homes closed during the current period.

The following table summarizes units and dollar value in backlog by reportable segment as of September 30, 2025, 2024 and 2023. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	As of September 30,
	2025		2024		2023
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	525	$276.4	965	$513.3	1,033	$535.3
East	228	131.1	315	184.1	323	174.7
Southeast	192	109.0	202	99.7	355	176.3
Total Company	945	$516.5	1,482	$797.2	1,711	$886.4
Average selling price (ASP) in backlog (in thousands)		$546.5		$537.9		$518.0
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

Competition
The development and sale of residential properties is highly competitive and fragmented, as buyers weigh a variety of factors, including location and design to reputation, quality, price and operating costs, when making a home buying decision. We compete with national builders that may have greater resources, as well as local builders, resales of existing homes, and rental options.
What we believe positions us successfully is how we adapt to each market. By leveraging our experience in the regions where we operate, we tailor our product offerings to meet local demand and stay responsive to changing conditions. This includes making smart land acquisitions in desirable areas and offering a breadth of home designs that give buyers real choice.
Most importantly, our four aforementioned points of strategic differentiation allow us to deliver more than just a house as they create lasting value for our homeowners. From energy-efficiency capabilities to curated choices, we focus on what matters most to today’s buyers. We design homes that align with our buyers' needs, preferences, and budgets while never compromising on quality, performance, or value.
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
Human Capital Resources
As of September 30, 2025, we employed 1,018 persons, of whom 261 were sales and marketing personnel and 207 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the independent subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements.

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
We are also deeply committed to fostering a culture where everyone feels welcome, respected, safe, and valued. As we continue to advance in this area, we are reaching across all functional and operational areas through our employee-driven storytelling platform and engagement activities, which empower our teams to share and learn from one another’s lived experiences.
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
In addition, many of our corporate governance documents are available on our website at www.beazer.com. Specifically, our Audit, Finance and Development, Human Capital, Technology, and Governance Committee Charters, our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available. Each of these documents is also available in print to any stockholder who requests it.
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
Negative changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. Demand softened during fiscal 2025 as homebuyers continued to face an elevated interest rate environment despite interest rate cuts by the Federal Reserve multiple times during fiscal 2025. This continued economic uncertainty is out of our control, affects buyer sentiment and behavior and the demand for the homes we sell, and negatively impacts consumer confidence, upon which our business is highly dependent.
A worsening of these conditions and/or further downturns in the homebuilding industry could also, among other things, result in an oversupply of both new and resale home inventory across housing markets in the U.S., an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders, and increased incentives for home sales, any of which could result in a decrease in our revenues, earnings, or margins and adversely affect our financial condition and results of operations.
In addition, any certain government actions such as continuance of the U.S. federal government shutdown or U.S. initiated tariffs on certain foreign goods, particularly raw materials, commodities, and products manufactured outside the United States that are used in our homebuilding processes, may disrupt our home closings process or cause our homebuilding costs to rise, which would have a negative impact on our business and results of operations.
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
Most of the purchasers of our homes finance their acquisition with mortgage financing. Despite modest interest rate reductions in September 2025, interest rates have remained at a heightened level for a prolonged period, and may continue to remain at a heightened level. Higher rate periods or future increases in interest rates could directly impact mortgage rates and increase the costs of owning a home, which could adversely affect the purchasing power of consumers. Elevated mortgage rates for prolonged periods could also lower demand for the homes we sell, resulting in a decrease in our revenues and earnings and adversely affect our financial condition.
The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration, and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. If these or other lenders’ borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations or the continuance of the U.S. federal government shutdown which may result in these or other government agencies furloughing employees and stopping activities critical to the mortgage financing process), it would likely make it more difficult for our customers to obtain acceptable financing, which would, in turn, adversely affect our business, financial condition and results of operations.
Mortgage interest expenses and real estate taxes represent significant costs of homeownership. Therefore, when there are changes in federal or state income tax laws that eliminate or substantially limit the income tax deductions relating to these expenses, the after-tax costs of owning a new home can increase significantly. For example, in July 2025, H.R. 1, or the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes provisions that impose significant limitations with respect to these income tax deductions. Under this legislation, through the end of 2029, the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $40,000 ($20,000 in the case of a separate return filed by a married individual). In addition, the deduction for mortgage interest will generally only be available with respect to acquisition indebtedness that does not exceed $750,000 ($375,000 in the case of a separate return filed by a married individual). These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, or have a moderating impact on home sales prices in areas with relatively high housing prices or high state and local income and real estate taxes.
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Although inflation has moderated slightly, it has remained persistent in the United States in recent years due, in part, to supply chain issues, elevated energy prices, labor shortages and trade policies, among other factors. Inflation can adversely affect us by increasing costs of land, materials, and labor. In addition, inflation is often accompanied by higher interest rates. In an inflationary environment, depending on homebuilding industry and other economic conditions, we may be unable to raise home prices enough to keep up with the rate of inflation, which would reduce our profit margins.
If we are unsuccessful in competing against other homebuilders, our market share could decline or our growth could be impeded and, as a result, our financial condition and results of operations could suffer.
Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Increased competition could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our financial results could suffer and our ability to service our debt could be adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, many of our competitors have substantially greater financial resources, less leverage, and lower costs of funds and operations than we do. In addition, the homebuilding industry has been subject to increasing consolidation and mergers and acquisition activity, which could result in existing competitors increasing their market share. Such changes have the potential to increase competitive dynamics in affected markets. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets.
Operational, Legal and Regulatory Risks
An increase in cancellation rates will negatively impact our business and could lead to imprecise estimates related to homes to be delivered in the future (backlog).
Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and generally do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If industry or economic conditions deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. While cancellation rates during fiscal 2025 have remained in line with our normal historical range, significant cancellations have had, and could again in the future have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate our performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.
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
The climates and geology of many of the states in which we operate present increased risks of natural disasters. To the extent that hurricanes, tornadoes, severe storms, heavy or prolonged precipitation, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Natural disasters or severe weather can also lead to increased competition for subcontractors and/or unavailability of laborers or service providers, both of which can delay our progress even after the event has concluded. Additionally, and as discussed below, increased competition for skilled labor can lead to cost overruns, as we may have to incentivize the impacted region’s limited trade base to work on our homes. Finally, natural disasters and other related events may also temporarily impact demand, as buyers are not as willing to shop for new homes during or after the event. These risks could adversely affect our business, financial condition, and results of operations.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs, delay deliveries and could adversely affect our financial condition and results of operations.
The residential construction industry experiences price fluctuations and shortages in labor and materials from time to time. Shortages in labor can be due to shortages in qualified trades people, changes in immigration laws and trends in labor migration, lack of availability of adequate utility infrastructure and services, or our need to rely on local subcontractors who may not be adequately capitalized or insured. Shortages of materials can be due to certain disruptions, such as natural disasters, civil or political unrest and conflicts, trade disputes, difficulties in production or delivery or health issues like a pandemic. Labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters such as hurricanes or flooding as discussed more fully above. Pricing for labor and materials can be affected by the factors discussed above, changes in energy prices, and various other national, regional, and local economic and political factors. Additionally, heightened immigration guidelines and enforcement, including federal immigration provisions contained in the OBBBA, could result in labor shortages, particularly with our trade partners. Many of these changes may result in adverse impacts for us or our trade partners that could materially affect our operations. Such actions limit our ability to control costs, which if we are not able to successfully offset such increased costs through higher sales prices, could adversely affect our margins on the homes we build.
We may incur additional operating expenses or longer construction cycle times due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations within our markets. Additionally, any violations of such regulations could harm our reputation, thereby negatively impacting our financial condition and results of operations.
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the location of the community site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the EPA and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that stringent requirements may be imposed on homebuilders in the future. In particular, our communities in California and Phoenix are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage.

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
Limitations on, or the elimination of, tax benefits in connection with the federal “Energy Star” or “Zero Energy” programs could be material to our business.
We receive tax benefits under Internal Revenue Code Section 45L, which we have earned through our substantial investment in and commitment to energy-efficient building practices (Energy-Efficiency Tax Credits). Historically, the Energy-Efficiency Tax Credits were valued at $2,000 per single family home that met the relevant qualifications. The Inflation Reduction Act of 2022 increased these credits to $2,500 or $5,000 per single family home meeting Energy Star or Zero Energy Ready qualifications, respectively. As we have effectively achieved our goal of building 100% Zero Energy Ready homes in fiscal 2025, we currently receive an Energy-Efficiency Tax Credit of $5,000 for each single family home certified as a Zero Energy Ready home.
However, pursuant to the OBBBA, the Energy-Efficiency Tax Credits for new energy-efficient homes delivered after June 30, 2026 will be disallowed and, therefore, unless the OBBBA is amended or other legislation is enacted, we will not receive any Energy-Efficiency Tax Credit benefit for any of our homes delivered after that date. As a result, our income tax expense and effective tax rate may increase. For more information, see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes.
Our activities and disclosures related to sustainability expose us to risks.
In recent years, we, along with many other companies, have been subject to focus and scrutiny from regulators, investors, employees and customers and other stakeholders regarding sustainability efforts, including compliance with evolving disclosure requirements. For example, the State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures, and other states have considered similar measures. We are assessing our obligations under these proposed and enacted rules and expect that compliance could require substantial effort in the future. Standards for tracking and reporting on sustainability matters, including climate-related matters, have also not been harmonized. Changes to these standards could require adjustments to our accounting or operational policies, as well as updates to our existing systems to meet these reporting obligations. We will therefore likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure approaches, frameworks and requirements.
At the same time, an increasing number of stakeholders, lawmakers and regulators have expressed or pursued contrary views, policy, and investment expectations with respect to sustainability matters, which may expose us to additional legal, financial or reputational risks. If our sustainability practices, commitments or disclosures do not meet, or are perceived not to meet, evolving regulatory, investor and other stakeholder expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. While we monitor a broad range of sustainability matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of regulators, investors, employees, customers and other stakeholders.
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
We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Presently, we employ a limited array of traditional and generative artificial intelligence (AI) solutions for certain functions for our operations. We are consistently considering new ways we might further integrate AI solutions into our information systems, potentially assuming a more critical role in our operations over time. AI programs can incur significant costs and demand substantial expertise for development, pose challenges in setup and management, and necessitate periodic updates. In addition, the AI-related legal and regulatory landscape is constantly evolving and therefore remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our operations. Our competitors or other entities may also integrate AI into their information systems and business operations more swiftly or effectively than us, potentially impairing our competitive edge and negatively impacting our financial performance.
Our computer systems, including our back-up systems and portable electronic devices, and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches including malware and phishing, cyberattacks, natural disasters, usage errors or misconduct by our employees or contractors, and other related risks. As part of our normal business activities, we collect and store certain confidential information, including information about employees, homebuyers, customers, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We share some of this information with third parties who assist us with certain aspects of our business. A significant and extended disruption of, or breach of, security related to our computer systems and back-up systems may result in business disruption, damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information, and require us to incur significant expense to remediate or otherwise resolve these issues including financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs and other competitive disadvantages. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information systems frequently change. For example, the deployment of evolving AI tools used to identify vulnerabilities and create more deceptive phishing attempts have the potential to not be recognized until such attacks are launched or have been in place for a period of time. A significant cybersecurity breach or attack could have a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.
Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.
Our business could be adversely affected by unstable economic and political conditions within the United States, and geopolitical conflicts around the world. While we do not have any international operations or direct supplier relationships, current military conflicts and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, changes in U.S. trade policy and retaliatory actions from other nations could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact consumer confidence, our business partners, employees or customers, or otherwise adversely impact our business.
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
Our ability to use our net operating losses and tax credits has been, and may in the future be, impacted by an “ownership change” pursuant to Section 382 and Section 383 of the Internal Revenue Code.
We currently possess meaningful assets in the form net operating loss carryforwards (NOLs) and Energy-Efficiency Tax Credits. Section 382 and Section 383 of the Internal Revenue Code contain rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its NOLs, tax credits (including, among others, Energy-Efficiency Tax Credits) and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. These rules generally operate by focusing on changes in the ownership among shareholders owning, directly or indirectly, 5% or more of the Company’s common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock or share repurchases by the Company.
NOLs, generated prior to fiscal 2019, and tax credits (including the Energy-Efficiency Tax Credits) generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Any NOLs created during or after fiscal 2019 may be carried forward indefinitely, but may only be utilized to offset 80% of taxable income generated in a tax year. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, due to the “ownership change” we experienced in January 2010, for purposes of Section 382 and Section 383, our ability to use certain NOLs, tax credits and built-in losses or deductions in existence prior to the ownership change was limited by Section 382 and/or Section 383. We cannot predict or control the occurrence or timing of another ownership change in the future. If another ownership change were to occur, the limitations imposed by Section 382 and Section 383 could result in a material amount of our NOLs and Energy-Efficiency Tax Credits expiring unused and, therefore, significantly impair the future value of our deferred tax assets.
Because of this potential impairment of the future value of our deferred tax assets, the majority of which are Energy-Efficiency Tax Credits that we earned through substantial investment in energy-efficient building practices, the Company and its Board of Directors believe these assets are worth protecting. Specifically, the Company and its Board of Directors believe the deferred tax assets, inclusive of the Energy-Efficiency Tax Credits, provide substantial value to the Company and its shareholders and reflect our investment and commitment to our energy-efficient homebuilding strategy. Therefore, on November 12, 2025, the Company, with the unanimous approval of its Board of Directors, entered into that certain Rights Agreement for the Protection of NOLs and Energy-Efficiency Tax Credits (the "New Rights Agreement"). The New Rights Agreement is intended to act as a deterrent to any person desiring to acquire 4.95% or more of our common stock. Additionally, our certificate of incorporation has historically prohibited certain transfers of our common stock that could result in an ownership change under Section 382 and Section 383 of the Internal Revenue Code. At the Company’s 2026 Annual Meeting of Stockholders, the Company intends to seek stockholder ratification of the New Rights Agreement, as well as approval of similar protective provisions in our certificate of incorporation. Failure to obtain these stockholder approvals may jeopardize the Company’s ability to fully utilize its Energy-Efficiency Tax Credits and other deferred tax assets in future periods. Neither the New Rights Agreement, nor any protective provisions included in our certificate of incorporation, offer a complete solution, and an ownership change may still occur. Additionally, any protective provisions approved by our stockholders may not be enforceable against all stockholders and may not prevent all stock transfers that have the potential to cause a Section 382 or Section 383 ownership shift, and the New Rights Agreement may deter, but ultimately may not block, all transfers of our common stock that might result in an ownership change.
The realization of all or a portion of our deferred income tax assets (including NOLs and Energy-Efficiency Tax Credits) is dependent upon the generation of future income during the statutory carryforward periods. Our inability to utilize our limited pre-ownership change NOLs, other tax credits and recognized built-in losses or deductions, or the occurrence of a future ownership change and resulting additional limitations to these tax attributes, could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
As part of our capital allocation strategy, from time to time we have, and may continue to, return value to our stockholders through share repurchases and to engage in bond repurchases to reduce our indebtedness. For example, in February 2025, we announced an acceleration of the pace of our share repurchases in light of market conditions, resulting in the repurchase of approximately 5% of our outstanding shares during fiscal 2025, for an aggregate purchase price of $33.1 million. As of September 30, 2025, we had the authority to purchase additional shares up to our remaining authorization limit of $87.5 million. Decisions with respect to share repurchases are subject to the discretion of our Board of Directors and are based on a variety of factors, including the price and availability of our shares, trading volume, our earnings and financial condition, general market conditions and other capital allocation opportunities. The share repurchase program may be suspended or discontinued at any time in the future without prior notice. Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases or potential debt repurchases may also diminish our cash reserves, which may also impact our ability to pursue other opportunities.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats as part of our efforts to protect and maintain the confidentiality and security of homebuyer, customer, employee, vendor and supplier information, and non-public information about the Company, which has been strategically integrated into our enterprise risk management program to promote a company-wide culture of cyber risk awareness and inform our decision-making process. The foundation of our cybersecurity program is based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework, which includes a set of controls to prevent, detect, and respond to cybersecurity and other data security threats and incidents.
Additionally, in furtherance of detecting, identifying, and managing material cybersecurity and other data security threats, including such threats associated with our use of any third-party service providers, we also:
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
We have a dedicated team of employees managing our cybersecurity program and initiatives, led by the Company’s Chief Information Security Officer (CISO), who reports to our Chief Information Officer (CIO). Both our CISO and CIO possess over 20 years of experience in senior leadership roles leading information security and technology teams across private and public companies. The team works directly in consultation with internal and external advisors to execute our cybersecurity and risk strategies.
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
Our Board of Directors has ultimate oversight responsibility for risks relating to our cybersecurity program. In addition, the Audit Committee assists the Board of Directors in monitoring our cybersecurity and data security risk exposures and compliance with the Company’s cybersecurity program, and regularly makes inquiries of the Company’s management team, internal auditors and independent auditors regarding these risk exposures and compliance matters. We have also established a Technology Committee, which is a committee currently comprised of four members of the Board of Directors. The Technology Committee is responsible for advising and assisting the Board of Directors in overseeing the Company’s technology strategy and investment matters, and regularly meets with the Company’s management team with respect to these initiatives.
Conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes. Like other companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. While, to date, we do not believe we have had a significant cybersecurity breach or attack that has had or is likely to have a material impact on our business strategy, results of operations, or financial condition, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. For more information about these and other cybersecurity risks faced by us, see Part 1. Item 1A. “Risk Factors.”
Item 2. Properties
As of September 30, 2025, we had under lease approximately 26,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease and own an aggregate of approximately 171,500 and 4,500 square feet of office space, respectively, for our divisional operations at various locations. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.
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
The Company lists its common stock on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 10, 2025, the last reported sales price of the Company's common stock on the NYSE was $21.79, and we had approximately 184 stockholders of record and 29,759,950 shares of common stock outstanding.
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during our fiscal 2025, 2024 or 2023. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under our indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations, and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2025, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,642	$23.14	2,652,283
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in the fourth quarter ended September 30, 2025.

Performance Graph
The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2025 as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The graph assumes an investment of $100 at September 30, 2020 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested, and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
Comparison of Five Year Cumulative Total Return Assuming $100 Investment as of September 30, 2020

		September 30,
		2020	2021	2022	2023	2024	2025
◆	Beazer Homes USA, Inc.	$100.00	$130.68	$73.26	$188.69	$258.80	$185.91
■	S&P 500 Index	$100.00	$130.00	$109.89	$133.65	$182.23	$214.30
▲	S&P 500 Homebuilding Index	$100.00	$112.30	$91.74	$148.31	$260.93	$222.31
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
Executive Overview and Outlook
Market Conditions
Fiscal 2025 presented a challenging operating environment, driven by persistent affordability concerns, elevated mortgage rates, weak consumer sentiment, and continued uncertainties in the macroeconomic environment. In response, we offered discounts and incentives to stimulate sales and turn inventory. We also maintained a disciplined approach to our operations and capital allocation. This included slowing land spend to match current market conditions, renegotiating more favorable land acquisition terms, and pursuing capital-efficient growth opportunities through expanded usage of lot option agreements. During fiscal 2025, we allocated more capital to share repurchases, as our shares traded at a discount to book value, which we believe represented a compelling investment opportunity. Despite the soft selling environment, we continue to see longer-term housing market conditions as favorable with production shortfalls over the past decade contributing to a fundamental long-term undersupply of housing.
Multi-Year Goals
During fiscal 2025, we made steady progress toward our Multi-Year Goals and remain on track to achieve each of these objectives.
•Growth: reaching more than 200 active communities by the end of fiscal 2027,
•Deleveraging: reducing our net debt to net capitalization ratio to the low 30% range by the end of fiscal 2027, and
•Book value per share: achieving a double-digit compound annual growth rate in book value per share from the end of fiscal 2024 through fiscal 2027.
As of September 30, 2025, our ending active community count was 169, up 4.3% from 162 in the prior year. This marks the third consecutive year of growth in community count as we work towards our goal of reaching more than 200 active communities by the end of fiscal 2027.
Our total debt to total capitalization ratio and net debt to net capitalization ratio were 45.2% and 39.5%, respectively, as of September 30, 2025, down 20 basis points and 50 basis points, respectively, compared to the prior year, despite the difficult environment. This reduction reflects our capital allocation and strategic asset alignment decisions to moderate land spend and increase land sales. With a strong balance sheet and ample liquidity, we believe we are well-equipped to navigate the evolving market dynamics and reduce our net debt to net capitalization ratio to the low 30% range by the end of fiscal 2027.
Our book value per share as of September 30, 2025 was $42.57, up from $40.05 in the prior year, an increase of 6.3%. This growth reflects our continued profitability and active share repurchase program, which has contributed meaningfully to long-term value creation. During fiscal 2025, we repurchased 1.5 million shares of our common stock, approximately 5% of our outstanding shares, for $33.1 million at an average price per share of $22.20.
As we look to fiscal 2026, we continue to advance towards the achievement of our Multi-Year Goals, while maintaining a strong liquidity position. We are accelerating our brand-building and marketing efforts to communicate our differentiated value proposition and drive customer engagement. A key component of this proposition is the energy efficiency of our homes, which enables homeowners to generate meaningful utility savings and reduce their total cost of ownership. We believe these operational and strategic initiatives will enhance our differentiated market position and support significant value creation for our stockholders.

Overview of Results for Our Fiscal 2025
The following is a summary of our performance against certain key operating and financial metrics during fiscal 2025, as compared to fiscal 2024.
•During the fiscal year ended September 30, 2025, our average active community count of 164 was up 14.2% from 144 in the prior year. As of September 30, 2025, our ending active community count was 169, up 4.3% from 162 in the prior year. We invested $684.0 million in land acquisition and land development during the year ended September 30, 2025, down 11.9% compared to $776.5 million in land spend during the year ended September 30, 2024. In response to the evolving market conditions, we reallocated a portion of our land investment toward reaching our Multi-Year Goals of deleveraging and growing book value per share. This shift underscores our confidence in our strong land position and the visibility we have into our community count growth.
•As of September 30, 2025, our land position included 25,660 controlled lots, down 10.1% from 28,538 as of September 30, 2024. We remain focused on the expanded usage of lot option agreements, which allow us to position for future growth while providing the flexibility to respond to market conditions. As of September 30, 2025, we had 15,373 lots, or 62.1% of our total active lots, under option agreements as compared to 16,125 lots, or 57.8% of our total active lots, under option agreements as of September 30, 2024.
•During the fiscal year ended September 30, 2025, orders per community per month were 2.0 compared to 2.4 in the prior year, and our net new orders were 3,890, down 7.8% from 4,221 in the prior year. The decrease in sales pace compared to the prior year reflected weaker consumer sentiment driven by affordability challenges and uncertainties in the macroeconomic environment. We continue to adjust prices, features and incentives to align with the current competitive market conditions.
•Homebuilding gross margin for the fiscal year ended September 30, 2025 was 14.3%, down from 18.0% in the prior year. Homebuilding gross margin was impacted by inventory impairment and abandonment charges of $10.2 million during the year ended September 30, 2025, of which $8.6 million related to impairments recorded for two projects in progress communities, one located in our Phoenix market and the other in our Orlando market, principally due to a reduction in price driven by the competitive and market dynamics. The remaining $1.6 million represents abandonment charges related to land acquisition deals we terminated during the year. Refer to Note 4 of the notes to the consolidated financial statements included in this Form 10-K for further discussion. Homebuilding gross margin, excluding impairments, abandonments and interest amortization, for the fiscal year ended September 30, 2025 was 18.0%, down from 21.1% in the prior year. The year-over-year decrease in homebuilding gross margin for the fiscal year ended September 30, 2025 was primarily driven by an increase in price concessions and incentives, such as mortgage rate buydowns, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
•SG&A for the fiscal year ended September 30, 2025 was 11.9% of total revenue compared with 11.4% a year earlier. SG&A expense was $281.7 million for the fiscal year ended September 30, 2025, up 5.8% compared to prior year primarily due to higher sales and marketing costs and other G&A expenses to support community count growth, partially offset by lower commissions.

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
The following tables present new order and closings data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2025	932	1,098	861	999	3,890
2024	823	1,299	1,070	1,029	4,221
2023	482	1,181	1,200	1,003	3,866
Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2025	907	1,079	1,035	1,406	4,427
2024	743	1,044	1,167	1,496	4,450
2023	833	1,063	1,117	1,233	4,246

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
$ in thousands	2025	2024	2023
Revenue:
Homebuilding	$2,302,630	$2,292,984	$2,198,400
Land sales and other	68,925	37,213	8,385
Total	$2,371,555	$2,330,197	$2,206,785
Gross profit:
Homebuilding	$329,376	$413,611	$438,120
Land sales and other	8,138	10,683	4,575
Total	$337,514	$424,294	$442,695
Gross margin:
Homebuilding(a)	14.3%	18.0%	19.9%
Land sales and other(b)	11.8%	28.7%	54.6%
Total	14.2%	18.2%	20.1%
Commissions	$76,911	$80,056	$73,450
General and administrative expenses (G&A)	$204,830	$186,345	$179,794
SG&A (commissions plus G&A) as a percentage of total revenue	11.9%	11.4%	11.5%
G&A as a percentage of total revenue	8.6%	8.0%	8.1%
Depreciation and amortization	$19,168	$14,867	$12,198
Operating income	$36,605	$143,026	$177,253
Operating income as a percentage of total revenue	1.5%	6.1%	8.0%
Effective tax rate(c)	(11.6)%	11.9%	13.1%
Inventory impairments and abandonments	$12,959	$1,996	$641
Loss on extinguishment of debt, net	$—	$(437)	$(546)
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 18.0%, 21.1% and 23.1% for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax (benefit) expense for the period divided by income from continuing operations before income taxes. Our income tax (benefit) expense is not always directly correlated to the amount of pre-tax income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Our tax credits are predominantly due to the energy efficiency of our homes, with credits valued between $2,000 and $5,000 per single family home. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA repeals many of the energy-efficiency credits enacted under the Inflation Reduction Act, including our ability to claim energy efficient new home tax credits for homes that close after June 30, 2026. While this change does not impact our fiscal 2025 effective rate and deferred tax balances, we are evaluating the full impact of the OBBBA on our future tax provision and financial results.

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
The following table reconciles our net income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023	2022	2021
Net income (GAAP)	$45,588	$140,175	$158,611	$220,704	$122,021
(Benefit) expense from income taxes	(4,738)	18,910	23,936	53,267	21,501
Interest amortized to home construction and land sales expenses and capitalized interest impaired	78,866	68,233	68,489	72,058	87,290
Interest expense not qualified for capitalization	—	—	—	—	2,781
EBIT (Non-GAAP)	119,716	227,318	251,036	346,029	233,593
Depreciation and amortization	19,168	14,867	12,198	13,360	13,976
EBITDA (Non-GAAP)	138,884	242,185	263,234	359,389	247,569
Stock-based compensation expense	7,338	7,391	7,275	8,478	12,167
Loss (gain) on extinguishment of debt	—	437	546	(309)	2,025
Inventory impairments and abandonments(a)	11,497	1,996	641	2,524	853
Gain on sale of investment(b)	—	(8,591)	—	—	—
Litigation settlement in discontinued operations	—	—	—	—	120
Restructuring and severance expenses	—	—	335	—	(10)
Adjusted EBITDA (Non-GAAP)	$157,719	$243,418	$272,031	$370,082	$262,724
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

	Fiscal Year Ended September 30,
in thousands	2025	2024
Total debt (GAAP)	$1,029,114	$1,025,349
Stockholders' equity (GAAP)	1,248,906	1,232,111
Total capitalization (GAAP)	$2,278,020	$2,257,460
Total debt to total capitalization ratio (GAAP)	45.2%	45.4%

Total debt (GAAP)	$1,029,114	$1,025,349
Less: cash and cash equivalents (GAAP)	214,705	203,907
Net debt (Non-GAAP)	814,409	821,442
Stockholders' equity (GAAP)	1,248,906	1,232,111
Net capitalization (Non-GAAP)	$2,063,315	$2,053,553
Net debt to net capitalization ratio (Non-GAAP)	39.5%	40.0%

Homebuilding Operations Data
The following table summarizes net new orders and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2025	2024	2023	25 v 24	24 v 23	2025	2024	2023
West	2,365	2,753	2,244	(14.1)%	22.7%	19.3%	17.3%	22.2%
East	935	912	859	2.5%	6.2%	15.7%	19.5%	18.8%
Southeast	590	556	763	6.1%	(27.1)%	14.1%	16.8%	15.9%
Total	3,890	4,221	3,866	(7.8)%	9.2%	17.7%	17.7%	20.3%
Net new orders for the year ended September 30, 2025 decreased to 3,890, down 7.8% from the year ended September 30, 2024. The decrease in net new orders was driven primarily by a decrease in sales pace from 2.4 orders per community per month in the prior year to 2.0, partially offset by an increase in average active community count from 144 in the prior year to 164.
West Segment: Net new orders for the year ended September 30, 2025 was 2,365, down 14.1% from the year ended September 30, 2024. The decrease in net new orders compared to the prior year was driven by a 22.4% decrease in sales pace from 2.5 orders per community per month in the prior year to 1.9, partially offset by a 10.7% increase in average active community count from 93 in the prior year to 103.
East Segment: Net new orders for the year ended September 30, 2025 was 935, up 2.5% from the year ended September 30, 2024. The increase in net new orders compared to the prior year was driven by a 20.6% increase in average active community count from 30 in the prior year to 36, partially offset by a 15.0% decrease in sales pace from 2.5 orders per community per month in the prior year to 2.2.
Southeast Segment: Net new orders for the year ended September 30, 2025 was 590, up 6.1% from the year ended September 30, 2024. The increase in net new orders compared to the prior year was driven by a 20.2% increase in average active community count from 21 in the prior year to 25, partially offset by an 11.7% decrease in sales pace from 2.2 orders per community per month in the prior year to 1.9.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of September 30, 2025, 2024 and 2023:

	As of September 30,
	2025	2024	2023	25 v 24	24 v 23
Backlog Units:
West	525	965	1,033	(45.6)%	(6.6)%
East	228	315	323	(27.6)%	(2.5)%
Southeast	192	202	355	(5.0)%	(43.1)%
Total	945	1,482	1,711	(36.2)%	(13.4)%
Aggregate dollar value of homes in backlog (in millions)	$516.5	$797.2	$886.4	(35.2)%	(10.1)%
ASP in backlog (in thousands)	$546.5	$537.9	$518.0	1.6%	3.8%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The decrease in backlog units was primarily due to closings exceeding net new orders for the year ended September 30, 2025. The aggregate dollar value of homes in backlog as of September 30, 2025 decreased 35.2% compared to the prior year due to a 36.2% decrease in backlog units, partially offset by a 1.6% increase in the ASP of homes in backlog. The increase in backlog ASP was primarily due to changes in product and community mix.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Homebuilding Revenue					Average Selling Price
$ in thousands	2025	2024	2023	25 v 24	24 v 23	2025	2024	2023	25 v 24	24 v 23
West	$1,422,260	$1,448,607	$1,292,060	(1.8)%	12.1%	$507.0	$513.5	$523.5	(1.3)%	(1.9)%
East	575,533	483,611	503,479	19.0%	(3.9)%	563.1	525.7	532.2	7.1%	(1.2)%
Southeast	304,837	360,766	402,861	(15.5)%	(10.4)%	508.1	508.8	484.2	(0.1)%	5.1%
Total	$2,302,630	$2,292,984	$2,198,400	0.4%	4.3%	$520.1	$515.3	$517.8	0.9%	(0.5)%

	Closings
	2025	2024	2023	25 v 24	24 v 23
West	2,805	2,821	2,468	(0.6)%	14.3%
East	1,022	920	946	11.1%	(2.7)%
Southeast	600	709	832	(15.4)%	(14.8)%
Total	4,427	4,450	4,246	(0.5)%	4.8%
West Segment: Homebuilding revenue decreased by 1.8% for the fiscal year ended September 30, 2025 compared to the prior fiscal year due to a 1.3% decrease in ASP and a 0.6% decrease in closings. The year-over-year slight decrease in closings in the West segment was primarily due to lower beginning backlog, partially offset by higher volume of spec homes that sold and closed within the current year period and improved construction cycle times for fiscal 2025 compared to fiscal 2024.
East Segment: Homebuilding revenue increased by 19.0% for the fiscal year ended September 30, 2025 compared to the prior fiscal year due to an 11.1% increase in closings as well as a 7.1% increase in ASP. The year-over-year increase in closings in the East segment was primarily due to higher volume of spec homes that sold and closed within the current year period and improved construction cycle times, partially offset by lower beginning backlog, for fiscal 2025 compared to fiscal 2024.
Southeast Segment: Homebuilding revenue decreased by 15.5% for the fiscal year ended September 30, 2025 compared to the prior fiscal year due to a 15.4% decrease in closings, and a 0.1% decrease in ASP. The year-over-year decrease in closings in the Southeast segment is primarily due to lower beginning backlog, partially offset by higher volume of spec homes that sold and closed within the current year period for fiscal 2025 compared to fiscal 2024.

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

$ in thousands	Fiscal Year Ended September 30, 2025
	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$255,332	18.0%	$3,157	$258,489	18.2%	$—	$258,489	18.2%
East	98,132	17.1%	215	98,347	17.1%	—	98,347	17.1%
Southeast	46,790	15.3%	5,852	52,642	17.3%	—	52,642	17.3%
Corporate & unallocated(a)	(70,878)		1,002	(69,876)		73,743	3,867
Total homebuilding	$329,376	14.3%	$10,226	$339,602	14.7%	$73,743	$413,345	18.0%

$ in thousands	Fiscal Year Ended September 30, 2024
	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$306,366	21.1%	$1,805	$308,171	21.3%	$—	$308,171	21.3%
East	87,481	18.1%	91	87,572	18.1%	—	87,572	18.1%
Southeast	79,174	21.9%	100	79,274	22.0%	—	79,274	22.0%
Corporate & unallocated(a)	(59,410)		—	(59,410)		67,658	8,248
Total homebuilding	$413,611	18.0%	$1,996	$415,607	18.1%	$67,658	$483,265	21.1%

$ in thousands	Fiscal Year Ended September 30, 2023
	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$307,240	23.8%	$487	$307,727	23.8%	$—	$307,727	23.8%
East	103,102	20.5%	154	103,256	20.5%	—	103,256	20.5%
Southeast	92,212	22.9%	—	92,212	22.9%	—	92,212	22.9%
Corporate & unallocated(a)	(64,434)		—	(64,434)		68,489	4,055
Total homebuilding	$438,120	19.9%	$641	$438,761	20.0%	$68,489	$507,250	23.1%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable.

Our homebuilding gross profit decreased by $84.2 million to $329.4 million for the fiscal year ended September 30, 2025, compared to $413.6 million in the prior year. The decrease in homebuilding gross profit was primarily driven by a decrease in gross margin of 370 basis points to 14.3%, partially offset by an increase in homebuilding revenue of $9.6 million. However, as shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairments and abandonment charges which increased by $8.2 million and interest amortized to homebuilding cost of sales which increased by $6.1 million year-over-year (refer to Note 4 and Note 5 of the notes to the consolidated financial statements in this Form 10-K for additional details). When excluding the impact of impairments and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $69.9 million compared to the prior year while homebuilding gross margin decreased by 310 basis points to 18.0%. The year-over-year decrease in gross margin for the fiscal year ended September 30, 2025 was primarily driven by an increase in price concessions and incentives, such as mortgage rate buydowns, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
West Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $51.0 million due to lower gross margin and a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 18.2%, down from 21.3% in the prior year. The decrease in gross margin was primarily driven by an increase in price concessions and incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
East Segment: Compared to the prior fiscal year, homebuilding gross profit increased by $10.7 million due to an increase in homebuilding revenue, partially offset by lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 17.1%, down from 18.1% in the prior year. The decrease in gross margin was primarily driven by an increase in price concessions and incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
Southeast Segment: Compared to the prior fiscal year, homebuilding gross profit decreased by $32.4 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 17.3%, down from 22.0% in the prior year. The decrease in gross margin was primarily driven by an increase in price concessions and incentives, an increased share of spec home closings which generally have lower margins than "to be built" homes, and changes in product and community mix.
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

$ in thousands	Land Sales and Other Revenue
	2025	2024	2023	25 v 24	24 v 23
West	$54,051	$18,680	$4,945	189.4%	277.8%
East	9,804	17,595	2,365	(44.3)%	644.0%
Southeast	5,070	938	1,075	440.5%	(12.7)%
Total	$68,925	$37,213	$8,385	85.2%	343.8%

$ in thousands	Land Sales and Other Gross Profit (Loss)
	2025	2024	2023	25 v 24	24 v 23
West	$9,953	$4,438	$2,989	124.3%	48.5%
East	2,469	6,391	736	(61.4)%	768.3%
Southeast	2,346	688	850	241.0%	(19.1)%
Corporate and unallocated(a)	(6,630)	(834)	—	(695.0)%	n/m(b)
Total	$8,138	$10,683	$4,575	(23.8)%	133.5%
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sales related to land and lots sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at fair value less cost to sell.
(b) n/m - indicates the percentage is "not meaningful."
For the fiscal year ended September 30, 2025, land sales and other revenue increased by 85.2% to $68.9 million, and land sales and other gross profit decreased by 23.8% to $8.1 million compared to the prior year.
During the fiscal year ended September 30, 2025, our reviews of various communities led to a decision to sell certain lots that no longer aligned with our strategic plans. As a result of changes in strategy, we reclassified 131 lots from projects in progress to land held for sale and recognized a land held for sale impairment charge of $2.7 million during the fiscal year ended September 30, 2025 related to communities in our Phoenix, San Antonio, and Houston markets. No land held for sale impairment charges were recognized during the fiscal year ended September 30, 2024. Refer to Note 4 of the notes to the condensed consolidated financial statements included in this Form 10-K for further discussion.
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

Operating Income
The table below summarizes operating income by reportable segment and Corporate and unallocated for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023	25 v 24	24 v 23
West	$142,514	$189,739	$205,850	$(47,225)	$(16,111)
East	54,655	52,898	65,021	1,757	(12,123)
Southeast	15,183	45,666	57,326	(30,483)	(11,660)
Corporate and Unallocated(a)	(175,747)	(145,277)	(150,944)	(30,470)	5,667
Operating income	$36,605	$143,026	$177,253	$(106,421)	$(34,227)
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
Our operating income decreased by $106.4 million to $36.6 million for the year ended September 30, 2025, compared to operating income of $143.0 million for year ended September 30, 2024, primarily driven by the previously discussed decrease in gross profit, including the impact of $13.0 million inventory impairments and abandonments recognized. SG&A as a percentage of total revenue increased by 50 basis points compared to the prior year, from 11.4% to 11.9%, primarily due to higher sales and marketing expenses and other G&A expenses to support community count growth, partially offset by lower commissions.
West Segment: The $47.2 million decrease in operating income compared to the prior year was primarily due to the decrease in gross profit and higher sales and marketing expenses, partially offset by lower commissions on lower homebuilding revenue in the segment.
East Segment: The $1.8 million increase in operating income compared to the prior year was primarily due to the increase in gross profit previously discussed, partially offset by higher commissions expense on higher homebuilding revenue, higher other G&A expenses, and higher sales and marketing expenses in the segment.
Southeast Segment: The $30.5 million decrease in operating income compared to the prior year was primarily due to the decrease in gross profit previously discussed and higher other G&A expenses, partially offset by lower commissions expense on lower homebuilding revenue in the segment.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the fiscal year ended September 30, 2025, corporate and unallocated net expenses increased by $30.5 million from the prior fiscal year, primarily due to higher G&A expenses, higher amortization of capitalized interest and capitalized indirect costs to homebuilding and land sales cost of sales, higher depreciation and amortization expenses, and an impairment of capitalized interest and capitalized indirect costs of $2.2 million recognized during the current year compared to no such charge in the prior year.
Below operating income, we had the following noteworthy year-over-year fluctuations for the fiscal year ended September 30, 2025 compared to the prior year. Specifically, (1) within, other income, net, we recognized a gain on sale of investment of $8.6 million during the year ended September 30, 2024 compared to no such transaction in the current year (See the "Reconciliation of Net Income (GAAP) to Adjusted EBITDA (Non-GAAP)" section above for further discussion on this transaction), (2) within other income, net, we experienced lower interest income year-over-year driven by lower interest rates on lower operating cash balances, and (3) we recorded a loss on extinguishment of debt of $0.4 million during the year ended September 30, 2024 compared to no such loss in the current period. See Note 7 of the notes to our consolidated financial statements in this Form 10-K for a further discussion of debt.

Income Taxes
We recognized income tax benefit from continuing operations of $4.7 million for the fiscal year ended September 30, 2025, compared to income tax expense from continuing operations of $18.9 million and $24.0 million for our fiscal years ended September 30, 2024 and 2023, respectively. Income tax benefit in our fiscal 2025 primarily resulted from the generation of additional federal tax credits, partially offset by the tax expense from income generated in the fiscal year and permanent book/tax differences. Income tax expense in our fiscal 2024 and 2023 primarily resulted from income generated in the fiscal year and permanent book/tax differences, partially offset by the generation of additional federal tax credits. Refer to Note 12 of the notes to the consolidated financial statements in this Form 10-K for a further discussion of our income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA repeals many of the energy efficiency credits enacted under the Inflation Reduction Act, including our ability to claim energy efficient new home tax credits for homes that close after June 30, 2026. While this change does not impact our fiscal 2025 effective tax rate and deferred tax balances, we are evaluating the full impact of the OBBBA on our future tax provision and financial results.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

in thousands	2025	2024	2023
Net cash provided by (used in) operating activities	$31,981	$(137,545)	$178,057
Net cash used in investing activities	(19,659)	(30,012)	(29,670)
Net cash (used in) provided by financing activities	(36,361)	23,878	(13,926)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(24,039)	$(143,679)	$134,461
Operating Activities
Net cash provided by operating activities was $32.0 million for the fiscal year ended September 30, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash provided by operating activities during the period was primarily driven by income before income taxes of $40.9 million, which included $30.4 million of non-cash charges and a decrease in inventory of $2.8 million, partially offset by a net increase in non-inventory working capital of $42.0 million.
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
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2025 was $19.7 million, primarily driven by capital expenditures for model homes and information systems infrastructure and purchase of investment securities, partially offset primarily by proceeds from maturities of investment securities.
Net cash used in investing activities for the fiscal year ended September 30, 2024 was $30.0 million, primarily driven by capital expenditures for model homes and information systems infrastructure and purchases of investment securities.
Financing Activities
Net cash used in financing activities was $36.4 million for the fiscal year ended September 30, 2025, primarily driven by repurchases of common stock and tax payments for stock-based compensation awards vesting.

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
Financial Position
As of September 30, 2025, our liquidity position consisted of $214.7 million in cash and cash equivalents and $323.6 million of remaining capacity under the Unsecured Facility, compared to $203.9 million in cash and cash equivalents and $300.0 million of remaining capacity under the Unsecured Facility as of September 30, 2024.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $365.0 million, which includes a letter of credit capacity of $100.0 million. As of September 30, 2025, no borrowings and $41.4 million letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $323.6 million. See Note 7 of the notes to the consolidated financial statements in this Form 10-K for further discussion.
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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In November 2025, S&P revised the Company’s corporate credit rating from B+ to B and revised the Company's outlook from negative to stable. In September 2025, Moody's reaffirmed the Company's issuer corporate family rating of B1 and reaffirmed the Company's outlook of stable. In addition, our Senior Notes have a rating of B and B1 per S&P and Moody's, respectively. These ratings and our current credit condition affect, among other things, our ability to access new capital. These ratings are not recommendations to buy, sell or hold debt securities. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

Stock Repurchases and Dividends Paid
In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The newly authorized program replaced the prior share repurchase program authorized in May 2022 of up to $50.0 million of common stock repurchases, pursuant to which $8.3 million of the capacity remained prior to the replacement of the program. Under our share repurchase programs, the Company repurchased 1.5 million shares of its common stock for $33.1 million at an average price per share of $22.20 during the fiscal year ended September 30, 2025 through open market transactions. All shares have been retired upon repurchase. The aggregate reduction to stockholders' equity related to share repurchases during the fiscal year ended September 30, 2025 was $33.1 million. As of September 30, 2025, the remaining availability of the share repurchase program was $87.5 million.
During the fiscal year ended September 30, 2024, the Company repurchased 455 thousand shares of its common stock for $12.9 million at an average price per share of $28.41 through open market transactions. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2024 was $12.9 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal years ended September 30, 2025, 2024 or 2023.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of September 30, 2025, we controlled 25,660 lots, which includes 251 lots of land held for future development and 651 lots of land held for sale. Of the 24,758 total active lots, we controlled 15,373 of these lots, or 62.1%, through option agreements, as compared to 16,125 active lots controlled, or 57.8% of our total active lots, through option agreements as of September 30, 2024. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $333.4 million as of September 30, 2025. The total remaining purchase price, net of cash deposits, committed under all options was $1.61 billion as of September 30, 2025. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our owned inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit and surety bonds of $41.4 million and $321.9 million, respectively, as of September 30, 2025, primarily related to our obligations to local governments to construct roads and other improvements in various developments.

Contractual Commitments
The following table summarizes our aggregate contractual commitments as of September 30, 2025:

	Payments Due by Period
in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior notes and junior subordinated notes(a)	$1,058,028	$—	$357,255	$350,000	$350,773
Interest commitments under senior notes and junior subordinated notes(b)	397,845	72,989	135,485	104,002	85,369
Obligations related to lots under option	1,610,171	639,196	726,167	225,199	19,609
Operating leases	32,924	8,738	11,707	6,926	5,553
Uncertain tax positions(c)	—	—	—	—	—
Total	$3,098,968	$720,923	$1,230,614	$686,127	$461,304
(a) For a listing of our borrowings, refer to Note 7 of the notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2025.
(c) Based on its current inventory of uncertain tax positions and tax carryforward attributes, the Company does not expect a cash settlement of unrecognized tax benefits related to uncertain tax positions in future years. See Note 12 of the notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits related to uncertain tax positions as of September 30, 2025.
We had outstanding letters of credit and surety bonds of $41.4 million and $321.9 million, respectively, as of September 30, 2025, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
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

There is uncertainty associated with preparing the undiscounted cash flow analyses because future market conditions will almost certainly be different, either better or worse, than current conditions. Significant valuation assumptions include expected pace of closings, average sales price, expected costs for land development, direct construction, overhead, and interest. The risk of over or under-stating any of the important cash flow variables is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. To address these risks, we consider home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than a year and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciation, we believe the long-term cash flow analysis would be unrealistic. Finally, we also ensure that the pace of sales and closings used in our undiscounted cash flow analyses are reasonable by considering seasonal variations in sales and closings, our development schedules and what we have achieved historically, and by comparing them to those achieved by our competitors for comparable communities.
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
At September 30, 2025, our warranty reserve was $13.6 million, reflecting an accrual range of 0.3% to 0.9% of total revenue recognized for each home closed depending on our loss history in the division in which the home was built. A ten basis point increase in our warranty reserve rate would have increased our accrual and corresponding cost of sales by $2.6 million as of September 30, 2025.
There were no material changes in assumptions in calculating our reserve balance for the year ended September 30, 2025.
Our estimation process is discussed in Note 8 of notes to the consolidated financial statements in this Form 10-K. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.
Income Taxes - Valuation Allowance
The carrying amounts of deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. Judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, the Section 382 and Section 383 limitation on our ability to carryforward pre-ownership change net operating losses, tax credits and certain built-in losses or deductions, and tax planning alternatives.

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
In fiscal 2025, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including our sustained tax profitability, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, elevated mortgage interest rates, and softening housing demand due to affordability challenges.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2025, we had variable rate debt outstanding, totaling $78.5 million. A one percent increase in the interest rate for these notes would result in an increase in our interest expense of approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed rate debt as of September 30, 2025 was $968.6 million, compared to a carrying amount of $950.6 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $968.6 million to $999.7 million as of September 30, 2025.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS

in thousands (except share and per share data)	September 30, 2025	September 30, 2024
ASSETS
Cash and cash equivalents	$214,705	$203,907
Restricted cash	3,866	38,703
Accounts receivable (net of allowance of $266 and $284, respectively)	78,145	65,423
Owned inventory	2,029,433	2,040,640
Deferred tax assets, net	142,647	128,525
Property and equipment, net	47,945	38,628
Operating lease right-of-use assets	34,987	18,356
Goodwill	11,376	11,376
Other assets	46,604	45,969
Total assets	$2,609,708	$2,591,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$143,481	$164,389
Operating lease liabilities	27,762	19,778
Other liabilities	160,445	149,900
Total debt (net of debt issuance costs of $6,611 and $8,310, respectively)	1,029,114	1,025,349
Total liabilities	1,360,802	1,359,416
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 29,762,293 issued and outstanding and 31,047,510 issued and outstanding, respectively)	30	31
Paid-in capital	825,103	853,895
Retained earnings	423,773	378,185
Total stockholders’ equity	1,248,906	1,232,111
Total liabilities and stockholders’ equity	$2,609,708	$2,591,527
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
in thousands (except per share data)	2025	2024	2023
Total revenue	$2,371,555	$2,330,197	$2,206,785
Home construction and land sales expenses	2,021,082	1,903,907	1,763,449
Inventory impairments and abandonments	12,959	1,996	641
Gross profit	337,514	424,294	442,695
Commissions	76,911	80,056	73,450
General and administrative expenses	204,830	186,345	179,794
Depreciation and amortization	19,168	14,867	12,198
Operating income	36,605	143,026	177,253
Loss on extinguishment of debt, net	—	(437)	(546)
Other income, net	4,245	16,496	5,939
Income from continuing operations before income taxes	40,850	159,085	182,646
(Benefit) expense from income taxes	(4,738)	18,910	23,958
Income from continuing operations	45,588	140,175	158,688
Loss from discontinued operations, net of tax	—	—	(77)
Net income	$45,588	$140,175	$158,611
Weighted-average number of shares:
Basic	29,758	30,548	30,353
Diluted	30,011	30,953	30,747
Basic income per share:
Continuing operations	$1.53	$4.59	$5.23
Discontinued operations	—	—	—
Total	$1.53	$4.59	$5.23
Diluted income per share:
Continuing operations	$1.52	$4.53	$5.16
Discontinued operations	—	—	—
Total	$1.52	$4.53	$5.16
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2022	30,880	$31	$859,856	$79,399	$939,286
Net income and comprehensive income	—	—	—	158,611	158,611
Stock-based compensation expense	—	—	7,275	—	7,275
Stock option exercises	14	—	262	—	262
Shares issued under employee stock plans, net	675	—	—	—	—
Forfeiture and other settlements of restricted stock	(12)	—	—	—	—
Common stock redeemed for tax liability	(206)	—	(2,615)	—	(2,615)
Balance as of September 30, 2023	31,351	$31	$864,778	$238,010	$1,102,819
Net income and comprehensive income	—	—	—	140,175	140,175
Stock-based compensation expense	—	—	7,391	—	7,391
Stock option exercises	3	—	20	—	20
Shares issued under employee stock plans, net	387	1	—	—	1
Forfeiture and other settlements of restricted stock	(61)	—	—	—	—
Common stock redeemed for tax liability	(177)	—	(5,366)	—	(5,366)
Share repurchases	(455)	(1)	(12,928)	—	(12,929)
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
Net income and comprehensive income	—	—	—	45,588	45,588
Stock-based compensation expense	—	—	7,338	—	7,338
Stock option exercises	11	—	107	—	107
Shares issued under employee stock plans, net	327	—	—	—	—
Forfeiture and other settlements of restricted stock	(36)	—	—	—	—
Common stock redeemed for tax liability	(97)	—	(3,161)	—	(3,161)
Share repurchases	(1,491)	(1)	(33,076)	—	(33,077)
Balance as of September 30, 2025	29,762	$30	$825,103	$423,773	$1,248,906
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Cash flows from operating activities:
Net income	$45,588	$140,175	$158,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,168	14,867	12,198
Stock-based compensation expense	7,338	7,391	7,275
Inventory impairments and abandonments	12,959	1,996	641
Model sale-leaseback revenue	(8,799)	—	—
Deferred and other income tax (benefit) expense	(4,738)	18,910	23,936
(Gain) loss on disposal of fixed assets	(301)	(426)	1,113
Gain on sale of investment	—	(8,591)	—
Loss on extinguishment of debt, net	—	437	546
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,722)	(19,825)	(9,708)
Decrease in income tax receivable	—	—	9,987
Decrease (increase) in inventory	2,763	(282,061)	(14,749)
(Increase) decrease in other assets	(9,680)	341	(2,784)
(Decrease) increase in trade accounts payable	(20,908)	10,133	10,615
Increase (decrease) in other liabilities	1,313	(20,892)	(19,624)
Net cash provided by (used in) operating activities	31,981	(137,545)	178,057
Cash flows from investing activities:
Capital expenditures	(28,501)	(22,353)	(20,334)
Proceeds from sale of fixed assets	317	428	445
Proceeds from maturities of investment securities	9,556	—	—
Purchases of investment securities	(1,031)	(8,087)	(9,779)
Other	—	—	(2)
Net cash used in investing activities	(19,659)	(30,012)	(29,670)
Cash flows from financing activities:
Repayment of debt	—	(202,195)	(8,998)
Proceeds from issuance of debt	—	250,000	—
Repayment of borrowings from credit facility	(450,000)	(280,000)	—
Borrowings from credit facility	450,000	280,000	—
Debt issuance costs	(230)	(5,653)	(2,575)
Repurchase of common stock	(33,077)	(12,928)	—
Tax payments for stock-based compensation awards	(3,161)	(5,366)	(2,615)
Stock option exercises	107	20	262
Net cash (used in) provided by financing activities	(36,361)	23,878	(13,926)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,039)	(143,679)	134,461
Cash, cash equivalents, and restricted cash at beginning of period	242,610	386,289	251,828
Cash, cash equivalents, and restricted cash at end of period	$218,571	$242,610	$386,289
See accompanying notes to consolidated financial statements.

BEAZER HOMES USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business
Beazer Homes USA, Inc. (“we,” “us,” “our,” “Beazer,” “Beazer Homes” or the “Company”) is a nationally recognized homebuilder committed to building homes and communities designed with the intention of inspiring sustainable and healthier living. Operating across 13 states in the West, East, and Southeast geographic regions of the United States, Beazer Homes offers a diverse portfolio of products tailored to meet the evolving needs of homebuyers that value a well-constructed and energy efficient home.
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
Our fiscal year 2025 began on October 1, 2024 and ended on September 30, 2025. Our fiscal year 2024 began on October 1, 2023 and ended on September 30, 2024. Our fiscal year 2023 began on October 1, 2022 and ended on September 30, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2025, the majority of our cash and cash equivalents were on demand deposits with major banks. These assets were valued at par and had no withdrawal restrictions. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our outstanding cash-secured letters of credit (refer to Note 7).
Accounts Receivable and Allowance
Accounts receivable includes receivables from municipalities related to the development of utilities or other infrastructure, land banker reimbursements to be received related to land development costs, rebates to be received from our suppliers, escrow proceeds to be received from title companies associated with closed homes, and other miscellaneous receivables. Generally, we receive cash from title companies within a few days of the home being closed. We regularly review our receivable balances for collectability and record an allowance for expected credit losses.
Owned Inventory
Owned inventory includes land acquisition costs, land development costs, home construction costs, capitalized interest, real estate taxes, direct overhead costs and capitalized indirect costs incurred during land development and home construction, and common costs that benefit the entire community, less impairment, if any. Land acquisition, land development and other common costs (both incurred and estimated to be incurred) are allocated to individual lots on a pro-rata basis, and the cost of individual lots is transferred to homes under construction when home construction begins. Changes in estimated land and other common costs to be incurred in a community are generally allocated to the remaining lots on a prospective basis. Home construction costs are accumulated on a per-home basis. Cost of home closings includes the specific construction costs of the home and the allocated lot costs. Refer to Note 4 for further discussion of our inventory balance.

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
Inventory Valuation - Land Held for Sale
Land held for sale includes land and lots that do not fit within our homebuilding programs or strategic plans in certain markets. We record land held for sale at the lower of the asset's carrying value or fair value less cost to sell. Land is classified as held for sale when the following criteria are met:
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
We evaluate the fair value less cost to sell of a land held for sale asset when indicators of impairment are present. In determining the fair value of the assets, we consider factors including executed sales contracts, current sales prices for comparable assets in the area, recent market analysis studies, appraisals, recent legitimate offers and listing prices of similar properties, as applicable. If the current carrying value of the asset exceeds the estimated fair value less cost to sell, the asset is impaired and written down.

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
The following table provides a summary of our interests in lot option agreements as of September 30, 2025 and 2024:

	As of September 30, 2025	As of September 30, 2024
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$333,435	$227,770
Remaining purchase price if lot option agreements are exercised	$1,610,171	$1,458,679
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
If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of option deposits already paid, to consolidated inventory not owned with an offsetting increase to obligations related to consolidated inventory not owned on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as consolidated inventory not owned. No VIEs required consolidation as of September 2025 and 2024 because we have determined that we were not the primary beneficiary of any VIEs.

Property and Equipment, Net
Our property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is generally computed on a straight-line basis based on estimated useful lives as follows:

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
During the fourth quarter of 2025, the Company performed its annual goodwill impairment analysis and concluded our goodwill was not impaired.
Other Assets
Our other assets principally include prepaid expenses, assets related to our deferred compensation plan (refer to Note 14 for a discussion of our deferred compensation plan), investment securities, and unamortized debt issuance costs on our Senior Unsecured Revolving Credit Facility.
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
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Homebuilding revenue	$2,302,630	$2,292,984	$2,198,400
Land sales and other revenue	68,925	37,213	8,385
Total revenue(a)	$2,371,555	$2,330,197	$2,206,785
(a) Please see Note 17 for total revenue disaggregated by reportable segment.
Homebuilding revenue
Homebuilding revenue is reported net of discounts and is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $14.3 million and $18.7 million as of September 30, 2025 and 2024, respectively. Of the customer liabilities outstanding as of September 30, 2024, $16.1 million was recognized in revenue during the fiscal year ended September 30, 2025 upon closing of the related homes, and $1.9 million was refunded to or forfeited by the buyer.
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
Home Construction and Land Sales Expenses
Home construction expenses include the specific construction costs of the home, the allocated lot costs (land acquisition, land development and other common costs are allocated to individual lots on a pro-rata basis based on the number of lots remaining to close within the community), and amortization of capitalized interest and indirect costs. All associated homebuilding costs are charged to home construction expenses in the period when the revenues from home closing are recognized.
Sales discounts and incentives include discounts on home prices, discounts on home building options and option upgrades, and seller-paid financing or closing costs, including mortgage rate buydowns. Home price discounts and option discounts are accounted for as a reduction in the sale price of the home, thereby decreasing the amount of revenue we recognize on that closing. All other sales incentives are recognized as a cost of selling the home and are included in home construction expenses.
Estimated future warranty costs are charged to home construction expense in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 0.9% of total revenue recognized for each home closed. Additional warranty costs are charged to home construction expenses as necessary based on management's estimate of the costs to remediate existing claims. See Note 8 for a more detailed discussion of warranty costs and related reserves.

Land sales expenses include land acquisition costs, land development costs, and amortization of capitalized interest and indirects costs. All associated land costs are charged to land sales expenses in the period when the revenues from the land sales are recognized.
Advertising Costs
Advertising costs related to continuing operations of $23.0 million, $19.9 million and $15.1 million for our fiscal years 2025, 2024 and 2023, respectively, were expensed as incurred and were included in general and administrative (G&A) expenses in the consolidated statements of operations.
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
Recent Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 became effective for us for the fiscal year ending September 30, 2025, and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 17 for more information regarding our reportable segments.
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

Credit Losses. In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to use the practical expedient to estimate expected credit losses. ASU 2025-05 will be effective for our fiscal year ending September 30, 2027 and interim reporting periods within this annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on our consolidated financial statements and disclosures.
Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for our fiscal year ending September 30, 2029 and interim reporting periods within this annual reporting period. Early adoption is permitted and the amendments in this update may be applied on a retrospective, modified transition, or prospective basis. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on our consolidated financial statements and disclosures.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the consolidated balance sheets and consolidated statements of cash flows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$11,309	$4,114	$10,829
Increase in operating lease liabilities(a)	$11,309	$4,114	$11,276
Supplemental disclosure of cash activity:
Interest payments	$82,172	$75,226	$67,342
Income tax payments	$11,751	$11,359	$1,956
Tax refunds received	$—	$—	$9,987
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$214,705	$203,907	$345,590
Restricted cash	3,866	38,703	40,699
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$218,571	$242,610	$386,289
(a) Represents leases renewed or additional leases that commenced during the fiscal years ended September 30, 2025, 2024 and 2023.

(4) Owned Inventory
The components of our owned inventory are as follows as of September 30, 2025 and 2024:

in thousands	As of September 30, 2025	As of September 30, 2024
Homes under construction	$692,327	$754,705
Land under development	1,065,702	1,023,188
Land held for future development	19,489	19,879
Land held for sale	47,368	19,086
Capitalized interest	131,845	124,182
Model homes	72,702	99,600
Total owned inventory	$2,029,433	$2,040,640
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of September 30, 2025, we had 1,800 homes under construction, including 1,078 spec homes totaling $417.4 million (577 in-process spec homes totaling $201.8 million, and 501 finished spec homes totaling $215.6 million). As of September 30, 2024, we had 2,315 homes under construction, including 1,154 spec homes totaling $360.9 million (827 in-process spec homes totaling $231.4 million, and 327 finished spec homes totaling $129.5 million).
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

Total owned inventory by reportable segment and Corporate and unallocated is presented in the table below as of September 30, 2025 and 2024:

in thousands	Projects in Progress (a)	Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2025
West	$944,601	$3,483	$29,052	$977,136
East	387,954	10,888	16,086	414,928
Southeast	418,497	5,118	2,230	425,845
Corporate and unallocated(b)	211,524	—	—	211,524
Total	$1,962,576	$19,489	$47,368	$2,029,433
September 30, 2024
West	$1,023,140	$3,483	$17,110	$1,043,733
East	411,914	10,888	1,300	424,102
Southeast	365,676	5,508	676	371,860
Corporate and unallocated(b)	200,945	—	—	200,945
Total	$2,001,675	$19,879	$19,086	$2,040,640
(a) Projects in progress include homes under construction, land under development, capitalized interest, and model home categories from the preceding table.
(b) Projects in progress amount includes capitalized interest and indirect costs that are maintained within Corporate and unallocated.
Inventory Impairments
The following table presents, by reportable segment and Corporate and unallocated, our total impairment and abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Projects in Progress:
West	$2,236	$—	$—
Southeast	5,404	—	—
Corporate and unallocated (a)	1,002	—	—
Total impairment charges on projects in progress	$8,642	$—	$—
Land Held for Sale:
West	$1,495	$—	$—
Corporate and unallocated(a)	1,238	—	—
Total impairment charges on land held for sale	$2,733	$—	$—
Abandonments:
West	$921	$1,805	$487
East	215	91	154
Southeast	448	100	—
Total abandonments charges	$1,584	$1,996	$641
Total impairment and abandonment charges	$12,959	$1,996	$641
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
During the fiscal year ended September 30, 2025, we performed discounted cash flow analyses to determine the fair value of two projects in progress communities, one in our Phoenix market and the other in our Orlando market. These analyses led to an $8.6 million projects in progress impairment charge, principally due to a reduction in price driven by the competitive and market dynamics. No projects in progress impairments were recognized during the fiscal years ended September 30, 2024 and 2023.
The following table presents, by reportable segment and Corporate and unallocated, details of the impairment charges taken on projects in progress for the period presented:

$ in thousands	Results of Impairment Analysis
	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Time of Impairment(b)
Fiscal Year Ended September 30, 2025
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

The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the period presented:

$ in thousands
Unobservable Inputs	Fiscal Year Ended September 30, 2025
Average selling price	$360 - $444
Closings per community per month	1 - 6
Discount rate	15.0%
Land Held for Sale Impairments
Impairments on land held for sale generally represent write downs of these properties to fair value less cost to sell based on executed sales contracts, current sales prices for comparable assets in the area, recent market analysis studies, appraisals, recent legitimate offers and listing prices of similar properties, as applicable. Absent an executed sales contract, our assumptions related to land sales prices are based on factors known to us at the time such estimates are made and require significant judgment because the real estate market is highly sensitive to changes in economic conditions, and our estimates of sale prices could differ significantly from actual results.
During the fiscal year ended September 30, 2025, our reviews of various communities led to a decision to sell certain lots that no longer aligned with our strategic plans. As a result of changes in strategy, we reclassified 131 lots from projects in progress to land held for sale and recognized a land held for sale impairment charge of $2.7 million during the fiscal year ended September 30, 2025 related to communities in our Phoenix, San Antonio, and Houston markets. No land held for sale impairment charges were recognized during the fiscal years ended September 30, 2024 and 2023.
The following table presents, by reportable segment and Corporate and unallocated, details of the impairment charges taken on land held for sale for the period presented:

$ in thousands	Results of Impairment Analysis
	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Time of Impairment(b)
Fiscal Year Ended September 30, 2025
West	4	131	$1,495	$11,240
Corporate and unallocated(a)	—	—	1,238	—
Total	4	131	$2,733	$11,240
(a)Amount represents the capitalized interest and indirects balances that were impaired. Capitalized interest and indirects are maintained within Corporate and unallocated.
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
During the fiscal years ended September 30, 2025, 2024 and 2023, we recognized $1.6 million, $2.0 million and $0.6 million in abandonment charges, respectively. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.

(5) Interest
Interest capitalized during the fiscal years ended September 30, 2025, 2024 and 2023 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Capitalized interest in inventory, beginning of period	$124,182	$112,580	$109,088
Interest incurred	86,529	79,835	71,981
Capitalized interest impaired	(1,462)	—	—
Capitalized interest amortized to home construction and land sales expenses(a)	(77,404)	(68,233)	(68,489)
Capitalized interest in inventory, end of period	131,845	124,182	112,580
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Property and Equipment
The following table presents our property and equipment as of September 30, 2025 and 2024:

in thousands	September 30, 2025	September 30, 2024
Model furnishings and sales office improvements	$32,727	$32,179
Information systems	39,483	30,140
Furniture, fixtures and office equipment	17,274	15,447
Leasehold improvements	4,192	3,226
Buildings and improvements	1,382	1,382
Property and equipment, gross	95,058	82,374
Less: Accumulated depreciation	(47,113)	(43,746)
Property and equipment, net	$47,945	$38,628
(7) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of September 30, 2025 and 2024:

in thousands	Maturity Date	September 30, 2025	September 30, 2024
5.875% Senior Notes (2027 Notes)	October 2027	$357,255	$357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	250,000
Unamortized debt issuance costs		(6,611)	(8,310)
Total Senior Notes, net		950,644	948,945
Junior Subordinated Notes (net of unamortized accretion of $22,303 and $24,369, respectively)	July 2036	78,470	76,404
Senior Unsecured Revolving Credit Facility	March 2028	—	—
Total debt, net		$1,029,114	$1,025,349

As of September 30, 2025, the future maturities of our borrowings were as follows:

Fiscal Years Ending September 30,
in thousands
2026	$—
2027	—
2028	357,255
2029	—
2030	350,000
Thereafter	350,773
Total	$1,058,028
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
As of September 30, 2025, we had no borrowings and $41.4 million in letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $323.6 million. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of September 30, 2025, the Company believes it was in compliance with all such covenants.
Letter of Credit Facilities
The Company has entered into stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit, to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Unsecured Facility). As of September 30, 2025, the Company had no letters of credit outstanding under these additional facilities. As of September 30, 2024, the Company had $36.4 million outstanding letters of credit under these additional facilities. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of September 30, 2025.
No debt repurchases were made during the fiscal year ended September 30, 2025.
During the fiscal year ended September 30, 2024, we repurchased $202.2 million of our outstanding 2025 Notes using proceeds from the issuance of the 2031 Notes and cash on hand, resulting in a loss on extinguishment of debt of $0.4 million. The Company terminated, cancelled, and discharged all of its obligations under the 2025 Notes as of March 31, 2024.

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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of September 30, 2025. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 7.02% as of September 30, 2025. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2025, the unamortized accretion was $22.3 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month SOFR plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value, and beginning on June 1, 2022, the redemption price has increased by 1.785% annually. As of September 30, 2025, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.

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
Changes in warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Balance at beginning of period	$12,717	$13,046	$13,926
Warranty provision	10,337	9,483	9,672
Warranty expenditures	(9,490)	(9,812)	(10,552)
Balance at end of period	$13,564	$12,717	$13,046
Our homebuilding work is performed by subcontractors who typically must agree to indemnify us with regard to their work and provide certificates of insurance demonstrating that they have met our insurance requirements and have named us as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors. In addition, we maintain third-party insurance policies that provide for the reimbursement of certain warranty costs incurred in the normal course of business, subject to applicable self-insured retentions. Amounts recorded for anticipated insurance and other third-party recoveries are reflected within the consolidated statements of operations as a reduction to home construction expense, if applicable. Anticipated recoveries not yet received from our insurer or other third-parties are recorded within accounts receivable on our consolidated balance sheets, if applicable.
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
We have an accrual of $9.9 million and $9.3 million in other liabilities on our consolidated balance sheets related to litigation matters as of September 30, 2025 and 2024, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit, surety bonds, and surety-backed letters of credit of $41.4 million, $321.9 million, and $2.4 million, respectively, as of September 30, 2025, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value on a recurring basis for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of September 30, 2025
Deferred compensation plan assets(a)	$8,661	$—	$—	$8,661
As of September 30, 2024
Deferred compensation plan assets(a)	$8,115	$—	$—	$8,115
As of September 30, 2023
Deferred compensation plan assets(a)	$6,495	$—	$—	$6,495
(a) Amount is included in other assets within the consolidated balance sheets.
The fair value of cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, and amounts due under the Unsecured Facility (if outstanding) approximate their carrying amounts due to the short maturity of these assets and liabilities. When outstanding, obligations related to land not owned under option agreements approximate fair value.

The following table presents the carrying value and estimated fair value of certain other financial assets and liabilities as of September 30, 2025 and 2024:

	As of September 30, 2025		As of September 30, 2024
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Certificates of deposit(a)	$—	$—	$9,449	$9,584
Total financial assets	$—	$—	$9,449	$9,584
Financial liabilities(b)
Senior Notes(c)	$950,644	$968,634	$948,945	$976,494
Junior Subordinated Notes(d)	78,470	78,470	76,404	76,404
Total financial liabilities	$1,029,114	$1,047,104	$1,025,349	$1,052,898
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
Operating lease expense is included as a component of general and administrative expenses in our consolidated statements of operations. Sublease income and variable lease expenses are de minimis. For the fiscal years ended September 30, 2025, 2024 and 2023, we recorded operating lease expense of $4.7 million, $4.4 million and $4.0 million, respectively. Cash payments on lease liabilities during the fiscal years ended September 30, 2025, 2024 and 2023 totaled $4.6 million, $4.2 million and $4.3 million, respectively.
During the fiscal year ended September 30, 2025, the Company executed a model sale-leaseback transaction involving the sale of 83 model homes, which were immediately leased back for terms ranging from 12 to 54 months. The Company determined that control of the model homes transferred to the buyer and the transaction qualified as a sale. The model sale-leaseback transaction generated homebuilding revenue of $45.0 million, home construction expense of $38.3 million, and cash proceeds of $36.2 million. The transaction revenue reflected the estimated fair value of the model homes, which exceeded the cash proceeds by $8.8 million. This difference was recognized as a prepayment of rent. The model home leases from the transaction are accounted for as operating leases and the Company recorded total right-of-use assets and lease liabilities of $16.5 million and $7.7 million, respectively, at the time of the transaction in the accompanying consolidated balance sheets.

At September 30, 2025 and 2024, weighted-average remaining lease term and discount rate were as follows:

	September 30,
	2025	2024
Weighted-average remaining lease term	5.0 years	6.6 years
Weighted-average discount rate	4.64%	6.30%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2025:

Fiscal Years Ending September 30,
in thousands
2026	$8,738
2027	7,025
2028	4,682
2029	3,846
2030	3,080
Thereafter	5,553
Total lease payments	32,924
Less: imputed interest	5,162
Total operating lease liabilities	$27,762
(11) Other Liabilities
Other liabilities include the following as of September 30, 2025 and 2024:

in thousands	September 30, 2025	September 30, 2024
Accrued compensations and benefits	$43,793	$45,335
Customer deposits	14,260	18,669
Accrued interest	23,211	23,369
Warranty reserves	13,564	12,717
Litigation accruals	9,930	9,297
Income tax liabilities	32	2,399
Other	55,655	38,114
Total	$160,445	$149,900

(12) Income Taxes
The Company's (benefit) expense from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Current federal	$6,019	$8,377	$—
Current state	3,299	5,101	1,896
Deferred federal	(13,202)	6,317	18,997
Deferred state	(854)	(885)	3,065
Total (benefit) expense from income taxes	$(4,738)	$18,910	$23,958
The Company's (benefit) expense from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Income tax computed at statutory rate	$8,579	$33,408	$38,356
State income taxes, net of federal benefit	2,223	3,273	2,874
Permanent differences	4,261	9,140	2,037
Stock-based compensation	611	1,055	179
Tax credits	(20,253)	(27,918)	(20,287)
Deferred rate change	(343)	53	665
Other, net	184	(101)	134
Total (benefit) expense from income taxes	$(4,738)	$18,910	$23,958
The principal differences between our effective tax rate and the U.S. federal statutory rate for fiscal years 2025, 2024 and 2023 relate to state taxes, permanent differences and tax credits. Due to the effects of tax credits, our income tax (benefit) expense is not always directly correlated to the amount of pre-tax income for the associated periods.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2025 and 2024:

in thousands	September 30, 2025	September 30, 2024
Deferred tax assets:
Federal and state net operating loss and tax credit carryforwards	$140,962	$126,547
Inventory adjustments	21,286	7,914
Property, equipment and other assets	7,900	6,199
Warranty and other reserves	7,789	6,613
Incentive compensation	7,565	8,621
Uncertain tax positions	705	705
Other	1,953	4,816
Total deferred tax assets	188,160	161,415
Valuation allowance	(35,758)	(27,578)
Total deferred tax assets, net of valuation allowance	$152,402	$133,837
Deferred tax liabilities:
Operating lease right-of-use assets	$(8,449)	$(4,286)
Intangible assets	(1,306)	(1,026)
Total deferred tax liabilities	(9,755)	(5,312)
Net deferred tax assets	$142,647	$128,525

As of September 30, 2025, our gross deferred tax assets included $18.9 million of federal net operating loss (NOL) carryforwards, $84.1 million of federal tax credits, and $39.9 million of state NOL carryforwards. Our federal NOL carryforwards expire at various dates through our fiscal 2033, our federal tax credits expire at various dates through our fiscal 2045, and our state NOL carryforwards expire at various dates through our fiscal 2045. As of September 30, 2025, our valuation allowance of $35.8 million remains on various state NOL carryforwards for which the Company has concluded that it is more likely than not that these attributes will not be realized.
We experienced an “ownership change” as defined in Section 382 and Section 383 of the Internal Revenue Code as of January 12, 2010. Section 382 and Section 383 contain rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards, tax credits and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Because the five-year period has expired, we have determined the actual impact and final classification of those amounts, which are properly reflected in the amounts presented above. There can be no assurance that another ownership change, as defined in the tax law, will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating loss carryforwards, tax credits and built-in losses would be determined as of that date. This limitation, should one be required in the future, is subject to assumptions and estimates that could differ from actual results.
Valuation Allowance
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with operating loss carryforwards and tax credit carryforwards not expiring unused, the Section 382 and Section 383 limitation on our ability to carryforward pre-ownership change net operating losses, tax credits and certain built-in losses or deductions, and tax planning alternatives. Our assessment, while rooted in actual Company performance, is subjective and rely on certain estimates, including forecasts, which could differ materially from actual results.
In fiscal 2025, our conclusions about our ability to more likely than not realize all of our federal and certain state tax attributes remain consistent with our prior determinations. We considered positive factors including our sustained tax profitability, interest savings from our debt reduction strategies, shortage in housing supply, and our backlog. The negative factors included the overall health of the broader economy, elevated mortgage interest rates, and softening housing demand due to affordability challenges. We expect to realize our deferred tax assets prior to their expiration through our regular operations and future earnings.
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits is as follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Balance at beginning of year	$2,420	$3,358	$3,358
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Reductions in tax positions of prior years	—	—	—
Lapse of statute of limitations	(425)	(938)	—
Balance at end of year	$1,995	$2,420	$3,358
If we were to recognize our $2.0 million gross unrecognized tax benefits remaining as of September 30, 2025, substantially all would result in adjustments to other tax accounts, primarily deferred taxes. Additionally, we had no accrued interest or penalties as of September 30, 2025, 2024 and 2023. If applicable, we would record interest and penalties related to unrecognized tax benefits in income tax expense within our consolidated statements of operations.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal year 2007 and subsequent years. As of September 30, 2025, we expect $0.4 million of our uncertain tax positions will reverse within the next twelve months.

(13) Stockholders' Equity
Preferred Stock
The Company currently has no shares of preferred stock outstanding.
Common Stock
As of September 30, 2025, the Company had 63,000,000 shares of common stock authorized and 29,762,293 shares both issued and outstanding.
Common Stock Repurchases
In April 2025, the Company's Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The newly authorized program replaced the prior share repurchase program authorized in May 2022 of up to $50.0 million of common stock repurchases, pursuant to which $8.3 million of the capacity remained prior to the replacement of the program. Under our share repurchase programs, the Company repurchased 1.5 million shares of its common stock for $33.1 million at an average price per share of $22.20 during the fiscal year ended September 30, 2025 through open market transactions. All shares have been retired upon repurchase. The aggregate reduction to stockholders' equity related to share repurchases during the fiscal year ended September 30, 2025 was $33.1 million. As of September 30, 2025, the remaining availability of the share repurchase program was $87.5 million.
During the fiscal year ended September 30, 2024, the Company repurchased 455 thousand shares of its common stock for $12.9 million at an average price per share of $28.41 through open market transactions. The aggregate reduction to stockholders’ equity related to share repurchases during the fiscal year ended September 30, 2024 was $12.9 million. No share repurchases were made during fiscal year 2023.
Dividends
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. There were no dividends paid during our fiscal 2025, 2024 or 2023.
Rights Agreement
As of September 30, 2025 and 2024, the Company had net deferred tax assets of $142.6 million and $128.5 million, respectively, representing an 11.0% increase. The vast majority of these tax assets are subject to potential limitation under Internal Revenue Code Sections 382 and 383, and approximately $84.1 million are Energy-Efficiency Tax Credits.
On November 12, 2025, the Company, with the unanimous approval of its Board of Directors, entered into that certain Rights Agreement for the Protection of NOLs and Energy-Efficiency Tax Credits (the New Rights Agreement). The New Rights Agreement will replace the existing rights agreement upon its expiration, effective as of the close of business on November 14, 2025. The New Rights Agreement is intended to preserve the value of the Company’s deferred tax assets, particularly Energy-Efficiency Tax Credits, by acting as a deterrent to any person desiring to acquire 4.95% or more of our common stock. At the 2026 Annual Meeting of Stockholders (the 2026 Annual Meeting), the Company intends to seek stockholder ratification of the New Rights Agreement, as well as approval of a charter amendment that would prohibit certain transfers of our common stock that could result in an ownership change under Internal Revenue Code rules. Subject to stockholder ratification at the 2026 Annual Meeting, the New Rights Agreement will expire upon the earlier of (i) the first day of the Company’s taxable year when the Company’s Board of Directors determines that no Energy-Efficiency Tax Credits carry-forwards are available, or (ii) any other event triggering expiration under its terms, but in no event later than November 14, 2028.

(14) Retirement and Deferred Compensation Plans
401(k) Retirement Plan
The Company sponsors a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan. Participants may defer and contribute from 1% to 80% of their salary to the Plan, with certain limitations on highly compensated individuals. The Company matches up to 50% of the participant's contributions limited to 6% of the participant's earnings. The participant's contributions vest immediately, while the Company's contributions vest over five years. The total Company contributions for the fiscal years ended September 30, 2025, 2024 and 2023 were $3.7 million, $3.5 million and $3.2 million, respectively. During fiscal 2025, 2024 and 2023, participants forfeited $0.9 million, $0.9 million and $0.7 million, respectively, of unvested matching contributions.
Deferred Compensation Plan
The Beazer Homes USA, Inc. Deferred Compensation Plan (DCP) is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP is voluntary. The Company may voluntarily make a contribution to the participants' DCP accounts. For the years ended September 30, 2025, 2024 and 2023, the Company contributed $0.2 million, $0.2 million and $0.2 million, respectively, to the participants' DCP accounts in the form of voluntary contributions, which was recorded as compensation expense within general and administrative expenses in our consolidated statements of operations. DCP assets of $8.7 million and $8.1 million as of September 30, 2025 and 2024, respectively, are included in other assets on our consolidated balance sheets and are recorded at fair value. Realized and unrealized gains and losses on DCP assets are recorded in other income, net within our consolidated statement of operations. DCP liabilities of $8.7 million and $8.1 million as of September 30, 2025 and 2024, respectively, are included in other liabilities on our consolidated balance sheets.
(15) Stock-Based Compensation
The Company has shares available for grant under the Amended and Restated 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan, as amended. We issue new shares upon the exercise of stock options and the grant of restricted stock awards. In cases of forfeitures and cancellations, those shares are returned to the share pool for future issuance. As of September 30, 2025, we had 2.7 million shares of common stock available for future issuances under our equity incentive plan, of which 1,642 shares are to be issued upon exercise of outstanding options.
Stock-based compensation expense is included in general and administrative expenses in our consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented.

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Stock options expense	$7	$1	$—
Restricted stock awards expense	7,331	7,390	7,275
Stock-based compensation expense	$7,338	$7,391	$7,275
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
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). As of both September 30, 2025 and 2024, there was less than $0.1 million of total unrecognized compensation cost related to unvested stock options. The cost remaining as of September 30, 2025 is expected to be recognized over a weighted-average period of 1.4 years.

During fiscal 2018, the Compensation Committee of our Board of Directors approved the Employee Stock Option Program (ESOP). This program is available to all full-time employees and is designed to enable employees to share in potential price appreciation of the Company's stock. The ESOP matches stock purchases made by eligible employees meeting certain conditions with an option to purchase an additional share of the Company's shares on a one-to-one basis. The exercise price of the options granted is equal to the closing price of the Company's stock on the day the underlying shares are purchased by the employee, which is also the ESOP grant date. The options will vest on the second anniversary of the date of grant but are forfeited if (1) the eligible employee no longer works for the Company or (2) the underlying shares are sold before the two-year vesting period is over. The total number of options available under the ESOP is limited to 100,000, each for one share of the Company's common stock, of which 33,810 options were granted through the end of fiscal 2025.
During the fiscal years ended September 30, 2025, 2024, and 2023, we issued 1,692, 50, and 100 stock options under the ESOP, respectively.
Following is a summary of stock option activity for the periods presented:

	Fiscal Year Ended September 30,
	2025		2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	11,150	$10.04	13,575	$9.61	27,507	$14.31
Granted	1,692	22.38	50	27.73	100	27.98
Exercised	(11,000)	9.79	(2,475)	8.08	(13,796)	19.00
Forfeited	(200)	20.27	—	—	(236)	16.58
Outstanding at end of period	1,642	$23.14	11,150	$10.04	13,575	$9.61
Exercisable at end of period	100	$27.98	11,000	$9.79	13,475	$9.48
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
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2025 and 2024, there was $9.1 million and $6.8 million, respectively, of total unrecognized compensation cost related to unvested restricted stock awards. The cost remaining as of September 30, 2025 is expected to be recognized over a weighted-average period of 1.9 years.
During fiscal 2025, we issued time-based restricted stock awards and performance-based restricted stock awards with a payout subject to certain performance and market conditions. Each award type is discussed below.
Performance-Based Restricted Stock Awards
During the fiscal year ended September 30, 2025, we issued 96,603 shares of performance-based restricted stock (2025 Performance Shares), containing market conditions, to our executive officers and certain other employees. The 2025 Performance Shares are structured to be awarded based on the Company's performance under three pre-determined financial and operational metrics at the end of the three-year performance period. After determining the number of shares earned based on the financial and operational metrics, which can range from 0% to 175% of the targeted number of shares, the award will be subject to further upward or downward adjustment by as much as 30% based on the Company's relative total shareholder return (TSR) compared against a selected small to mid-cap homebuilder peers during the three-year performance period. The 2025 Performance Shares were valued using the Monte Carlo valuation model due to the existence of the TSR market condition and had an estimated fair value of $36.86 per share on the date of grant.
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

	Fiscal Year Ended September 30,
	2025	2024	2023
Expected volatility range	36.3% - 82.7%	32.5% - 84.6%	41.5% - 86.9%
Risk-free interest rate	4.22%	4.57%	4.26%
Dividend yield	—	—	—
Grant-date stock price range	$10.49 - $179.41	$9.81 - $142.79	$10.31 - $93.50
Each of our performance shares represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Human Capital Committee. We have no current plans to settle any additional performance-based restricted shares in the future in cash.
The performance criteria of the 2023 Performance Share grant were satisfied as of September 30, 2025. Based on the actual performance level achieved, 140,035 performance-based restricted stock awards from the 2023 Performance Share grant will cliff vest at the end of the three-year vesting period on November 20, 2025. Of the total $2.5 million compensation cost related to these awards, we have recognized $0.3 million, $1.5 million and $0.6 million during the fiscal years ended September 30, 2025, 2024 and 2023, respectively. The remaining $0.1 million of unrecognized compensation cost will be recognized in the first quarter of fiscal 2026.
Time-Based Restricted Stock Awards
During the fiscal year ended September 30, 2025, we also issued 229,186 shares of time-based restricted stock (Restricted Shares) to our directors, executive officers, and certain other employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. The Restricted Shares granted to our non-employee directors vest on the first anniversary of the grant, while the Restricted Shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant.
Activity relating to all restricted stock awards for the periods presented is as follows:

	Fiscal Year Ended September 30, 2025
	Performance-Based		Time-Based		Total
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Beginning of period	303,712	$19.48	415,787	$19.89	719,499	$19.72
Granted	96,603	36.86	229,186	31.03	325,789	32.76
Vested	(71,470)	23.36	(228,863)	19.89	(300,333)	20.72
Forfeited(a)	(21,748)	23.51	(14,085)	26.36	(35,833)	24.63
End of period	307,097	$23.76	402,025	$26.01	709,122	$25.04
(a) During the fiscal year ended September 30, 2025, 17,875 of the 89,345 performance-based shares issued under the fiscal 2022 performance-based award plan were forfeited by the holders of the awards based on the performance level achieved under the terms of the plan.

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
Following is a summary of the components of basic and diluted income per share for the periods presented:

	Fiscal Year Ended September 30,
in thousands (except per share data)	2025	2024	2023
Numerator:
Income from continuing operations	$45,588	$140,175	$158,688
Loss from discontinued operations, net of tax	—	—	(77)
Net income	$45,588	$140,175	$158,611

Denominator:
Basic weighted-average shares	29,758	30,548	30,353
Dilutive effect of restricted stock awards	251	397	388
Dilutive effect of stock options	2	8	6
Diluted weighted-average shares(a)	30,011	30,953	30,747

Basic income per share:
Continuing operations	$1.53	$4.59	$5.23
Discontinued operations	—	—	—
Total	$1.53	$4.59	$5.23

Diluted income per share:
Continuing operations	$1.52	$4.53	$5.16
Discontinued operations	—	—	—
Total	$1.52	$4.53	$5.16
(a) The following potentially dilutive shares were excluded from the calculation of diluted income per share as a result of their anti-dilutive effect.

	Fiscal Year Ended September 30,
in thousands	2025	2024	2023
Stock options	1	—	11
Time-based restricted stock	110	2	—
Performance-based restricted stock	2	—	—

(17) Segment Information
Per ASC Topic 280, Segment Reporting (ASC 280), an operating segment is defined as a component of an enterprise that engages in business activities from which it earns revenues and incur expenses and has discrete financial information available that is reviewed regularly by the Company's chief operating decision maker (CODM) to evaluate performance, make operating decisions, and determine how to allocate resources. We have identified each homebuilding component as an operating segment because each homebuilding component is engaged in development, design, construction, marketing, and sale of homes as well as land and lot sales, and provides title examinations for our homebuyers in certain markets. In accordance with the aggregation criteria defined in ASC 280, we aggregate our homebuilding operating segments into reportable segments based on similar long-term economic characteristics and geographical proximity.
We currently operate in 13 states that are grouped into three reportable segments as follows:
West: Arizona, California, Nevada, and Texas
East: Delaware, Indiana, Maryland, Tennessee, and Virginia
Southeast: Florida, Georgia, North Carolina, and South Carolina
Our Corporate and unallocated component includes amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments.
The Company's CODM is the Chief Executive Officer. The CODM is regularly provided with the operating results of individual operating segments which comprise our reportable segments. Segment performance is evaluated, and resources are allocated primarily based on segment operating income (loss), which also plays a central role in the Company's forecasting process. In addition, the CODM considers forecast-to-actual variances when determining the allocation of operating and capital resources across segments. The accounting policies of our segments are those described in Note 2.
The following tables provide financial information about our reportable segments and Corporate and unallocated component for the periods presented:

	Fiscal Year Ended September 30, 2025
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	1,476,311	585,337	309,907	2,371,555	—	2,371,555
Home construction and land sale expenses	1,206,374	484,521	254,919	1,945,814	75,268	2,021,082
Inventory impairments and abandonments	4,652	215	5,852	10,719	2,240	12,959
Commissions	48,940	17,335	10,636	76,911	—	76,911
Sales and marketing	30,703	11,152	8,552	50,407	14,377	64,784
Other general and administrative expenses	33,376	14,968	12,884	61,228	78,818	140,046
Depreciation and amortization	9,752	2,491	1,881	14,124	5,044	19,168
Operating income (loss)	142,514	54,655	15,183	212,352	(175,747)	36,605
Other income, net						4,245
Income from continuing operations before income taxes						40,850
Total assets(a)	1,060,650	451,299	461,110	1,973,059	636,649	2,609,708

	Fiscal Year Ended September 30, 2024
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	1,467,287	501,206	361,704	2,330,197	—	2,330,197
Home construction and land sale expenses	1,154,678	407,243	281,742	1,843,663	60,244	1,903,907
Inventory impairments and abandonments	1,805	91	100	1,996	—	1,996
Commissions	50,658	15,846	13,552	80,056	—	80,056
Sales and marketing	27,560	10,013	7,749	45,322	11,582	56,904
Other general and administrative expenses	33,027	13,323	11,417	57,767	71,674	129,441
Depreciation and amortization	9,820	1,792	1,478	13,090	1,777	14,867
Operating income (loss)	189,739	52,898	45,666	288,303	(145,277)	143,026
Loss on extinguishment of debt, net						(437)
Other income, net(b)						16,496
Income from continuing operations before income taxes						159,085
Total assets(a)	1,114,450	454,255	389,058	1,957,763	633,764	2,591,527

	Fiscal Year Ended September 30, 2023
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	1,297,005	505,844	403,936	2,206,785	—	2,206,785
Home construction and land sale expenses	986,289	401,852	310,874	1,699,015	64,434	1,763,449
Inventory impairments and abandonments	487	154	—	641	—	641
Commissions	43,971	15,100	14,379	73,450	—	73,450
Sales and marketing	23,378	8,472	6,980	38,830	8,983	47,813
Other general and administrative expenses	29,480	13,583	12,722	55,785	76,196	131,981
Depreciation and amortization	7,550	1,662	1,655	10,867	1,331	12,198
Operating income (loss)	205,850	65,021	57,326	328,197	(150,944)	177,253
Loss on extinguishment of debt, net						(546)
Other income, net						5,939
Income from continuing operations before income taxes						182,646
Total assets(a)	994,597	356,020	320,430	1,671,047	739,986	2,411,033
(a) Total assets at Corporate and unallocated include cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.
(b) We recognized a gain on sale of investment of $8.6 million during the fiscal year ended September 30, 2024 within other income, net. We previously held a minority interest in a technology company specializing in digital marketing for new home communities, which was sold in March 2024. In exchange for the previously held investment, we received cash in escrow along with a minority partnership interest in the acquiring company, which was recorded within other assets in our consolidated balance sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter Description
Projects in progress inventory includes homes under construction and land under development grouped together as communities. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The Company assesses its projects in progress inventory for indicators of potential impairment at the community level on a quarterly basis. The Company evaluates, among other things, the average sales price and margins on current homes and sales contracts in backlog for each community. As of September 30, 2025, the carrying value of the Company’s projects in progress inventory was $1.96 billion.
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
November 13, 2025
We have served as the Company’s auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Beazer Homes USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 13, 2025, expressed an unqualified opinion on those financial statements.
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
November 13, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that the Company has maintained effective internal control over financial reporting as of September 30, 2025. The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 – Financial Statements and Supplementary Data.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Reporting Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed on or before December 26, 2025.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed on or before December 26, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed on or before December 26, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed on or before December 26, 2025.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
Further information required by this item is incorporated by reference to our proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed on or before December 26, 2025.

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

10.1*	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2008)
10.2*	—	Amended and Restated 2014 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on November 13, 2024)
10.3*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K filed on November 13, 2014)

10.4*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for TSR Performance Share Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.22 of the Company’s Form 10-K filed on November 13, 2014)

10.5*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Pre-Tax Income Performance Share Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.23 of the Company’s Form 10-K filed on November 13, 2014)

10.6*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.24 of the Company’s Form 10-K filed on November 13, 2014)

10.7*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Performance Shares (Named Executive Officers) (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2017)

10.8*	—
Severance and Change In Control Agreement by and between Allan P. Merrill and the Company, effective as of September 18, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 24, 2018)

10.9*	—
Severance and Change In Control Agreement by and between Michael Dunn and the Company, effective as of August 1, 2024 (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on November 13, 2024)

10.10*	—
Severance and Change in Control Agreement, by and between David I. Goldberg and the Company, effective November 20, 2020 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on November 20, 2020)

10.11*	—	Offer Letter by and between Michael Dunn and the Company dated August 1, 2024 (incorporated by reference to Exhibit 10.21 to the Company's form 10-K filed on November 13, 2024)
10.12	—	Credit Agreement, dated March 11, 2016, by and between Beazer Homes USA, Inc. and Wilmington Trust (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 11, 2016)
10.13	—
Credit Agreement, dated as of October 13, 2022, among Beazer Homes USA, Inc. and JPMorgan Chase Bank, N.A., as an issuing lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-k, filed on October 13, 2022)

10.14	—
Commitment Increase Activation Notice dated October 12, 2023, by and among Beazer Homes USA, Inc. Flagstar Bank, N.A. and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed on February 1, 2024)

10.15	—
Commitment Increase Activation Notice and New Lender Supplement, dated October 12, 2023, by and among Beazer Homes USA, Inc., Texas Capital Bank and JPMorgan Chase Bank, N.A., as an administrative agent and issuing lender (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed on February 1, 2024)

10.16	—
Commitment Increase Activation Notice, dated January 28, 2025, by and among Beazer Homes USA, Inc., Texas Capital Bank and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on January 30, 2025)

10.17	—
Commitment Increase Activation Notice and New Lender Supplement, dated January 28, 2025, by and among Beazer Homes USA, Inc., Truist Bank and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on January 30, 2025)

10.18	—
Commitment Increase Activation Notice, dated January 28, 2025, by and among Beazer Homes USA, Inc., Texas Capital Bank and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on January 30, 2025)

10.19	—
Commitment Increase Activation Notice and New Lender Supplement, dated January 28, 2025, by and among Beazer Homes USA, Inc., Truist Bank and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on January 30, 2025)

19	—	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19 to the Company’s Form 10-K, filed on November 13, 2024)
21	—	Subsidiaries of the Company
22	—	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22 to the Company’s Form 10-Q filed May 1, 2024)
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	—	Beazer Homes USA, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K, filed November 16, 2023)
101	—	The consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K are formatted in Inline XBRL
104	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Represents a management contract or compensatory plan or arrangement.

# Furnished, not filed.

(b)	Exhibits
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

Date:	November 13, 2025	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 13, 2025	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
Chairman, President, Chief Executive Officer and Director

Date:	November 13, 2025	By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer

Date:	November 13, 2025	By:		/s/ Lloyd E. Johnson
			Name:	Lloyd E. Johnson
Director

Date:	November 13, 2025	By:		/s/ John J. Kelley III
			Name:	John J. Kelley III
Director

Date:	November 13, 2025	By:		/s/ Peter M. Orser
			Name:	Peter M. Orser
Director

Date:	November 13, 2025	By:		/s/ Norma A. Provencio
			Name:	Norma A. Provencio
Director

Date:	November 13, 2025	By:		/s/ June Sauvaget
			Name:	June Sauvaget
Director

Date:	November 13, 2025	By:		/s/ Danny R. Shepherd
			Name:	Danny R. Shepherd
Director

Date:	November 13, 2025	By:		/s/ Alyssa P. Steele
			Name:	Alyssa P. Steele
Director

Date:	November 13, 2025	By:		/s/ C. Christian Winkle
			Name:	C. Christian Winkle
Director