Form 10-Q
period 2025-12-31
BEAZER HOMES USA INC
filed 2026-01-29
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of January 26, 2026: 29,506,806

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	December 31, 2025	September 30, 2025
ASSETS
Cash and cash equivalents	$120,757	$214,705
Restricted cash	3,592	3,866
Accounts receivable (net of allowance of $266 and $266, respectively)	92,759	78,145
Inventory	2,140,766	2,029,433
Deferred tax assets, net	141,953	142,647
Property and equipment, net	49,461	47,945
Operating lease right-of-use assets	33,100	34,987
Goodwill	11,376	11,376
Other assets	45,949	46,604
Total assets	$2,639,713	$2,609,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$120,149	$143,481
Operating lease liabilities	27,093	27,762
Other liabilities	167,168	160,445
Total debt (net of debt issuance costs of $6,187 and $6,611, respectively)	1,125,055	1,029,114
Total liabilities	1,439,465	1,360,802
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 29,507,049 issued and outstanding and 29,762,293 issued and outstanding, respectively)	30	30
Paid-in capital	809,042	825,103
Retained earnings	391,176	423,773
Total stockholders’ equity	1,200,248	1,248,906
Total liabilities and stockholders’ equity	$2,639,713	$2,609,708
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
in thousands (except per share data)	2025	2024
Total revenue	$363,491	$468,953
Home construction and land sales expenses	323,917	396,875
Inventory impairments and abandonments	2,370	—
Gross profit	37,204	72,078
Commissions	12,016	16,113
General and administrative expenses	52,989	49,772
Depreciation and amortization	4,042	4,055
Operating (loss) income	(31,843)	2,138
Other income, net	778	1,028
(Loss) income before income taxes	(31,065)	3,166
Expense from income taxes	1,532	36
Net (loss) income	$(32,597)	$3,130
Weighted-average number of shares:
Basic	28,928	30,426
Diluted	28,928	30,800
(Loss) income per share:
Basic	$(1.13)	$0.10
Diluted	$(1.13)	$0.10
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended December 31, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2025	29,762	$30	$825,103	$423,773	$1,248,906
Net loss and comprehensive loss	—	—	—	(32,597)	(32,597)
Stock-based compensation expense	—	—	1,554	—	1,554
Shares issued under employee stock plans, net	564	1	(1)	—	—
Forfeiture and other settlements of restricted stock	(7)	—	—	—	—
Common stock redeemed for tax liability	(115)	—	(2,488)	—	(2,488)
Share repurchases	(697)	(1)	(15,126)	—	(15,127)
Balance as of December 31, 2025	29,507	$30	$809,042	$391,176	$1,200,248

	Three Months Ended December 31, 2024
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
Net income and comprehensive income	—	—	—	3,130	3,130
Stock-based compensation expense	—	—	1,913	—	1,913
Shares issued under employee stock plans, net	267	—	—	—	—
Forfeiture and other settlements of restricted stock	(19)	—	—	—	—
Common stock redeemed for tax liability	(94)	—	(3,106)	—	(3,106)
Balance as of December 31, 2024	31,202	$31	$852,702	$381,315	$1,234,048

See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
in thousands	2025	2024
Cash flows from operating activities:
Net (loss) income	$(32,597)	$3,130
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,042	4,055
Stock-based compensation expense	1,554	1,913
Inventory impairments and abandonments	2,370	—
Expense from income taxes	1,532	36
Gain on disposal of fixed assets	(16)	(50)
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,614)	(5,298)
Increase in inventory	(112,570)	(122,319)
Decrease in other assets	1,231	393
Decrease in trade accounts payable	(23,332)	(12,672)
Increase (decrease) in other liabilities	7,103	(28,553)
Net cash used in operating activities	(165,297)	(159,365)
Cash flows from investing activities:
Capital expenditures	(5,558)	(5,219)
Proceeds from sale of fixed assets	16	50
Purchases of investment securities	(768)	(503)
Net cash used in investing activities	(6,310)	(5,672)
Cash flows from financing activities:
Repayment of borrowings from credit facility	—	(30,000)
Borrowings from credit facility	95,000	75,000
Repurchase of common stock	(15,127)	—
Tax payments for stock-based compensation awards	(2,488)	(3,106)
Net cash provided by financing activities	77,385	41,894
Net decrease in cash, cash equivalents, and restricted cash	(94,222)	(123,143)
Cash, cash equivalents, and restricted cash at beginning of period	218,571	242,610
Cash, cash equivalents, and restricted cash at end of period	$124,349	$119,467
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Description of Business
Beazer Homes USA, Inc. (“we,” “us,” “our,” “Beazer,” “Beazer Homes” or the “Company”) is a nationally recognized homebuilder committed to building homes and communities designed to inspire sustainable and healthier living. Operating across 13 states in the West, East, and Southeast geographic regions of the United States, Beazer Homes offers a diverse portfolio of products tailored to meet the evolving needs of homebuyers that value a well-constructed and energy efficient home.
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (2025 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2025 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Our fiscal year 2026 began on October 1, 2025 and ends on September 30, 2026. Our fiscal year 2025 began on October 1, 2024 and ended on September 30, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Share Repurchase Program
In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date. The Company repurchased 697 thousand shares of its common stock for an aggregate $15.1 million at an average price per share of $21.72 during the three months ended December 31, 2025 through open market transactions. All shares have been retired upon repurchase. No share repurchases were made during the three months ended December 31, 2024.
The aggregate reduction to stockholders' equity related to share repurchases during the three months ended December 31, 2025 was $15.1 million. As of December 31, 2025, the remaining availability of the share repurchase program was $72.3 million.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended
	December 31,
in thousands	2025	2024
Homebuilding revenue	$359,742	$460,422
Land sales and other revenue	3,749	8,531
Total revenue(a)	$363,491	$468,953
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
Homebuilding revenue is generally recognized when title to and possession of the home is transferred to the buyer at the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $15.3 million and $14.3 million as of December 31, 2025 and September 30, 2025, respectively. Of the customer liabilities outstanding as of September 30, 2025, $7.1 million was recognized in revenue during the three months ended December 31, 2025 upon closing of the related homes.
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
Recent Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for our fiscal year ending September 30, 2026. Early adoption is permitted and the amendments in this update should be applied on a prospective basis. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on our consolidated financial statements and disclosures.
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
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2025	2024
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$1,123	$594
Increase in operating lease liabilities(a)	$1,123	$594
Supplemental disclosure of cash activity:
Interest payments	$25,584	$26,049
Income tax payments	$—	$7
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$120,757	$80,379
Restricted cash	3,592	39,088
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$124,349	$119,467
(a) Represents leases renewed or additional leases that commenced during the three months ended December 31, 2025 and 2024.

(4) Inventory
The components of our inventory are as follows as of December 31, 2025 and September 30, 2025:

in thousands	As of December 31, 2025	As of September 30, 2025
Homes under construction	$701,010	$692,327
Land under development	1,090,862	1,065,702
Land held for future development	19,489	19,489
Land held for sale	73,218	47,368
Capitalized interest	139,678	131,845
Model homes	82,467	72,702
Land not owned under option agreements	34,042	—
Total inventory	$2,140,766	$2,029,433
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of December 31, 2025, we had 1,868 homes under construction, including 1,091 speculative (spec) homes totaling $411.8 million (569 in-process spec homes totaling $181.9 million, and 522 finished spec homes totaling $229.9 million). As of September 30, 2025, we had 1,800 homes under construction, including 1,078 spec homes totaling $417.4 million (577 in-process spec homes totaling $201.8 million, and 501 finished spec homes totaling $215.6 million).
Land under development consists principally of land acquisition, land development and other common costs. These land-related costs are allocated to individual lots on a pro-rata basis, and the lot costs are transferred to homes under construction when home construction begins for the respective lots. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract.
Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable carrying costs, such as interest and real estate taxes, are expensed as incurred.
Land held for sale includes land and lots that do not fit within our homebuilding programs or strategic plans in certain markets, and land is classified as held for sale once certain criteria are met (refer to Note 2 to the consolidated financial statements within our 2025 Annual Report). These assets are recorded at the lower of the carrying value or fair value less cost to sell.
The amount of interest we are able to capitalize depends on our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and land under development but excludes land held for future development and land held for sale (see Note 5 for additional information on capitalized interest).
Land not owned under option agreements includes the remaining contractual purchase price for certain land and lot option agreements that we account for as financing arrangements pursuant to ASC Subtopic 470-40, Product Financing Arrangements, which occurs when we are economically compelled to exercise the option and purchase the land, even though the Company has no direct obligation to pay these future amounts. For these contracts, the remaining purchase price is recorded within land not owned under option agreements with a corresponding liability recorded within obligations related to land not owned under option agreements within other liabilities on our condensed consolidated balance sheet.

Total inventory by reportable segment and Corporate and unallocated is presented in the table below as of December 31, 2025 and September 30, 2025:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Inventory
December 31, 2025
West	$969,564	$3,483	$55,828	$1,028,875
East	398,335	10,888	12,127	421,350
Southeast	455,253	5,118	5,263	465,634
Corporate and unallocated(b)	224,907	—	—	224,907
Total	$2,048,059	$19,489	$73,218	$2,140,766
September 30, 2025
West	$944,601	$3,483	$29,052	$977,136
East	387,954	10,888	16,086	414,928
Southeast	418,497	5,118	2,230	425,845
Corporate and unallocated(b)	211,524	—	—	211,524
Total	$1,962,576	$19,489	$47,368	$2,029,433
(a) Projects in progress include homes under construction, land under development, capitalized interest, model homes, and land not owned under option agreements categories from the preceding table.
(b) Projects in progress amount include capitalized interest and indirect costs that are maintained within Corporate and unallocated.
Inventory Impairments
Inventory assets are assessed for recoverability periodically in accordance with the policies described in Notes 2 and 4 to the consolidated financial statements within our 2025 Annual Report.
The following table presents, by reportable segment and Corporate and unallocated, our total impairment and abandonment charges for the periods presented:

	Three Months Ended December 31,
in thousands	2025	2024
Land Held for Sale:
West	$45	$—
East	878	—
Corporate and unallocated(a)	122	—
Total impairment charges on land held for sale	1,045	—
Abandonments:
West	1,304	—
East	21	—
Total abandonments charges	1,325	—
Total impairment and abandonment charges	$2,370	$—
(a) Amount represents capitalized interest and indirects balance that was impaired. Capitalized interest and indirects are maintained within Corporate and unallocated.
Projects in Progress Impairments
Projects in progress inventory include homes under construction and land under development grouped together as communities. Projects in progress are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable.

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
No projects in progress impairments were recognized during the three months ended December 31, 2025 and 2024.
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
During the three months ended December 31, 2025, we recognized $1.0 million land held for sale impairment charges related to two communities in our West and East segments. Estimated fair value less cost to sell of the land held for sale assets at the time of impairment was $14.0 million. The fair values of land held for sale assets are determined using Level 3 unobservable inputs. No land held for sale impairments were recognized during the three months ended December 31, 2024.
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
During the three months ended December 31, 2025, we recognized $1.3 million of abandonment charges. No abandonment charges were recognized during the three months ended December 31, 2024. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
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
The following table provides a summary of our interests in lot option agreements as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025	As of September 30, 2025
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$353,903	$333,435
Remaining purchase price if lot option agreements are exercised	$1,601,201	$1,610,171
(a) Amount is included as a component of land under development and land not owned under option agreements within our inventory in the condensed consolidated balance sheets.

(5) Interest
Interest capitalized during the three months ended December 31, 2025 and 2024 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended December 31,
in thousands	2025	2024
Capitalized interest in inventory, beginning of period	$131,845	$124,182
Interest incurred	19,756	20,161
Capitalized interest impaired	(66)	—
Capitalized interest amortized to home construction and land sales expenses(a)	(11,857)	(13,910)
Capitalized interest in inventory, end of period	$139,678	$130,433
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of December 31, 2025 and September 30, 2025:

in thousands	Maturity Date	December 31, 2025	September 30, 2025
5.875% Senior Notes (2027 Notes)	October 2027	$357,255	$357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	250,000
Unamortized debt issuance costs		(6,187)	(6,611)
Total Senior Notes, net		951,068	950,644
Junior Subordinated Notes (net of unamortized accretion of $21,786 and $22,303, respectively)	July 2036	78,987	78,470
Senior Unsecured Revolving Credit Facility	March 2028	95,000	—
Total debt, net		$1,125,055	$1,029,114
Senior Unsecured Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility (Unsecured Facility) with J.P. Morgan Chase Bank, N.A., as administrative agent, and the participating lenders, was most recently amended on January 13, 2026. The Unsecured Facility provides working capital and letter of credit capacity. The $365.0 million borrowing capacity includes a letter of credit facility of up to $100.0 million. The Company also will have the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $35.0 million for a maximum of $400.0 million. The Unsecured Facility terminates on March 15, 2028 (Termination Date), and the Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.
Borrowings under the Unsecured Facility bear interest, at our option, at either (i) a secured overnight financing rate (SOFR) plus an applicable margin ranging from 2.35% to 3.10% per annum or (ii) an alternate base rate (ABR) plus an applicable margin ranging from 1.35% to 2.10% per annum. Commitment fees on the unused portion of the facility range from 0.25% to 0.40% per annum. The applicable margin and the commitment fees vary based on the Company's leverage ratio, as defined under the Unsecured Facility.
Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Unsecured Facility and are jointly and severally liable for obligations under the Unsecured Facility. For additional discussion of the Unsecured Facility, refer to Note 7 to the consolidated financial statements within our 2025 Annual Report.
As of December 31, 2025, we had $95.0 million in borrowings and $48.1 million in letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $221.9 million. The weighted-average interest rate on outstanding borrowings as of December 31, 2025 was 8.70%. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of December 31, 2025, the Company believes it was in compliance with all such covenants.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of December 31, 2025.
No debt repurchases were made during the three months ended December 31, 2025 and 2024.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of December 31, 2025. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 6.55% as of December 31, 2025. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2025, the unamortized accretion was $21.8 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month SOFR plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value, and beginning on June 1, 2022, the redemption price has increased by 1.785% annually. As of December 31, 2025, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended December 31,
in thousands	2025	2024
Operating lease expense	$3,433	$1,163
Cash payments on lease liabilities	$1,900	$1,113
At December 31, 2025 and 2024, the weighted-average remaining lease term and discount rate were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	5.0 years	6.5 years
Weighted-average discount rate	4.84%	6.30%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2025:

Fiscal Years Ending September 30,
in thousands
2026(a)	$6,613
2027	7,298
2028	4,965
2029	4,137
2030	3,307
Thereafter	5,758
Total lease payments(b)	32,078
Less: imputed interest	4,985
Total operating lease liabilities	$27,093
(a) Remaining lease payments are for the period beginning January 1, 2026 through September 30, 2026.
(8) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints, and other legal actions. The Company is subject to the possibility of loss contingencies related to these alleged defects as well as others arising from its business. In determining loss contingencies, we consider the likelihood of loss and our ability to reasonably estimate the amount of such loss. An estimated loss is recorded in other liabilities on the condensed consolidated balance sheets when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended
	December 31,
in thousands	2025	2024
Balance at beginning of period	$13,564	$12,717
Warranty provision	1,798	1,693
Warranty expenditures	(3,462)	(2,405)
Balance at end of period	$11,900	$12,005
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
We have an accrual of $25.9 million and $9.9 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of December 31, 2025 and September 30, 2025, respectively. A portion of our total litigation accrual as of December 31, 2025 relates to an ongoing litigation with a homeowners’ association for which the Company anticipates entering into a confidential written settlement agreement with the counterparties in the second fiscal quarter of 2026. The Company is pursuing recovery from implicated subcontractors and other parties for defense costs and settlement amounts payable by the Company.
Surety Bonds and Letters of Credit
We had outstanding letters of credit, surety bonds, and surety-backed letters of credit of $52.7 million, $319.6 million, and $4.6 million, respectively, as of December 31, 2025, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recoverable. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. The fair value of assets deemed to be impaired is determined based upon the type of asset being evaluated. The fair value of our inventory assets, when required to be calculated, is further discussed within Note 4. Due to the substantial use of unobservable inputs in valuing the assets on a non-recurring basis, they are classified within Level 3.
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value on a recurring basis for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of December 31, 2025
Deferred compensation plan assets(a)	$8,994	$—	$—	$8,994
As of September 30, 2025
Deferred compensation plan assets(a)	$8,661	$—	$—	$8,661
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities(a)
Senior Notes(b)	$951,068	$970,669	$950,644	$968,634
Junior Subordinated Notes(c)	78,987	78,987	78,470	78,470
Total financial liabilities	$1,030,055	$1,049,656	$1,029,114	$1,047,104
(a) Carrying amounts for financial liabilities are net of unamortized debt issuance costs or accretion.
(b) The estimated fair value of our publicly-held Senior Notes has been determined using quoted market rates (Level 2).
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

(10) Income Taxes
Income Tax Provision
The Company's income tax provision for quarterly interim periods is based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Our income tax expense or benefit is not always directly correlated to the amount of pre-tax income or loss for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. We recognized income tax expense of $1.5 million for the three months ended December 31, 2025, compared to income tax expense of $36.0 thousand for the three months ended December 31, 2024. Income tax expense for the three months ended December 31, 2025 was primarily driven by energy efficiency tax credits generated from expected closings during the current fiscal year, a discrete tax benefit from tax credits related to prior year activities, and stock-based compensation activity in the period, partially offset by the operating loss, and permanent differences. Income tax expense for the three months ended December 31, 2024 was primarily driven by income tax expense on earnings from operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of December 31, 2025, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 and Section 383 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2025, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2025 Annual Report.

(11) Stock-Based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended
	December 31,
in thousands	2025	2024
Stock-based compensation expense	$1,554	$1,913
Stock Options
Following is a summary of stock option activity for the three months ended December 31, 2025:

	Three Months Ended
	December 31, 2025
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,642	$23.14
Granted	20,769	22.92
Outstanding at end of period	22,411	22.93
Exercisable at end of period	100	$27.98
As of December 31, 2025 and September 30, 2025, total unrecognized compensation cost related to unvested stock options was $0.2 million and $13 thousand, respectively. The remaining cost as of December 31, 2025 is expected to be recognized over a weighted average period of 2.8 years.
Restricted Stock Awards
During the three months ended December 31, 2025, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the three months ended December 31, 2025:

	Three Months Ended December 31, 2025
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	307,097	402,025	709,122
Granted	174,243	388,707	562,950
Vested	(140,035)	(218,869)	(358,904)
Forfeited(a)	(4,624)	(2,116)	(6,740)
End of period	336,681	569,747	906,428
(a) Each of our performance shares represent a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period. Our performance stock award plans provide that any performance shares earned in excess of the target number of performance shares issued may be settled in cash or additional shares at the discretion of the Human Capital Committee. We have no current plans to settle any additional performance-based restricted shares in the future in cash. During November 2025, 3,599 of the 143,634 performance-based shares issued under the fiscal 2023 performance-based award plan were forfeited by the holders of the awards based on the performance level achieved under the terms of the plan.
As of December 31, 2025 and September 30, 2025, total unrecognized compensation costs related to unvested restricted stock awards were $17.2 million and $9.1 million, respectively. The costs remaining as of December 31, 2025 are expected to be recognized over a weighted average period of 2.3 years.

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
Following is a summary of the components of basic and diluted (loss) income per share for the periods presented:

	Three Months Ended December 31,
in thousands (except per share data)	2025	2024
Numerator:
Net (loss) income	$(32,597)	$3,130

Denominator:
Basic weighted-average shares	28,928	30,426
Dilutive effect of restricted stock awards	—	366
Dilutive effect of stock options	—	8
Diluted weighted-average shares(a)	$28,928	$30,800

(Loss) income per share:
Basic	$(1.13)	$0.10
Diluted	$(1.13)	$0.10
(a) The following potentially dilutive shares were excluded from the calculation of diluted (loss) income per share as a result of their anti-dilutive effect. Due to the reported net loss for the three months ended December 31, 2025, all common stock equivalents were excluded from the computation of diluted loss per share for that respective quarter because inclusion would have resulted in anti-dilution.

	Three Months Ended December 31,
in thousands	2025	2024
Stock options	22	—
Time-based restricted stock	337	—
Performance-based restricted stock	570	2
(13) Other Liabilities
Other liabilities include the following as of December 31, 2025 and September 30, 2025:

in thousands	As of December 31, 2025	As of September 30, 2025
Accrued compensations and benefits	$19,325	$43,793
Customer deposits	15,272	14,260
Accrued interest	16,251	23,211
Warranty reserves	11,900	13,564
Litigation accruals	25,881	9,930
Income tax liabilities	870	32
Obligations related to land not owned under option agreements	28,069	—
Other	49,600	55,655
Total	$167,168	$160,445

(14) Segment Information
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
The Company's CODM is the Chief Executive Officer. The CODM is regularly provided with the operating results of individual operating segments which comprise our reportable segments. Segment performance is evaluated, and resources are allocated primarily based on segment operating income (loss), which also plays a central role in the Company's forecasting process. In addition, the CODM considers forecast-to-actual variances when determining the allocation of operating and capital resources across segments. The accounting policies of our segments are those described in Note 2 to the consolidated financial statements within our 2025 Annual Report.
The following tables provide financial information about our reportable segments and Corporate and unallocated component for the periods presented:

	Three Months Ended December 31, 2025
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$223,504	$93,459	$46,528	$363,491	$—	$363,491
Home construction and land sale expenses	192,178	79,519	39,705	311,402	12,515	323,917
Inventory impairments and abandonments	1,349	899	—	2,248	122	2,370
Commissions	7,723	2,597	1,696	12,016	—	12,016
Sales and marketing	8,714	3,137	2,152	14,003	5,274	19,277
Other general and administrative expenses	7,561	3,299	2,567	13,427	20,285	33,712
Depreciation and amortization	1,798	475	396	2,669	1,373	4,042
Operating income (loss)	$4,181	$3,533	$12	$7,726	$(39,569)	$(31,843)
Other income, net						778
Loss before income taxes						$(31,065)
Total assets(a)	$1,096,705	$451,228	$501,643	$2,049,576	$590,137	$2,639,713

	Three Months Ended December 31, 2024
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$298,916	$109,882	$60,155	$468,953	$—	$468,953
Home construction and land sale expenses	243,909	93,215	50,392	387,516	9,359	396,875
Commissions	10,562	3,420	2,131	16,113	—	16,113
Sales and marketing	7,246	2,683	1,999	11,928	2,985	14,913
Other general and administrative expenses	7,594	3,436	2,714	13,744	21,115	34,859
Depreciation and amortization	2,191	456	298	2,945	1,110	4,055
Operating income (loss)	$27,414	$6,672	$2,621	$36,707	$(34,569)	$2,138
Other income, net						1,028
Income before income taxes						$3,166
Total assets(a)	$1,178,094	$485,806	$422,187	$2,086,087	$514,441	$2,600,528
(a) Total assets at Corporate and unallocated include cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Form 10-Q), as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to analysts, stockholders and others during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events or results, and it is possible that such events or results described in this Form 10-Q will not occur or be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as "outlook," "may," "will," "strategy," "believe," "expect," "anticipate," "inspires," "intend," "plan," "foresee," "likely," "goal," "target," "estimate," "should," "project," "initial" or other similar words or phrases.
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•macroeconomic uncertainty, including high levels of inflation, elevated interest rates and insurance costs, stock market volatility, enhanced and/or altered government regulation resulting from legislation and/or executive orders, and historic changes in U.S. trade policy, negatively impacting consumer sentiment and softening demand for the homes we sell;
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

•market conditions and other factors outside our control that adversely impact our ability to execute on our planned share repurchases;
•changes in tax laws, such as the One Big Beautiful Bill Act (OBBBA), or otherwise regarding the deductibility of mortgage interest expenses and real estate taxes, including those resulting from regulatory guidance and interpretations issued with respect thereto, such as the IRS's guidance regarding heightened qualification requirements for federal credits for building energy-efficient homes;
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
Market Conditions and Strategy
During the first quarter of fiscal 2026, the sales environment reflected continued weak consumer sentiment and economic uncertainty. Aggressive discounts and incentives remained necessary across the industry to generate volume and turn inventory despite mortgage rates decreasing to the low 6% range. In 2025, the industry began slowing new home starts to better align with demand, which we believe could create more favorable supply dynamics as fiscal 2026 progresses. Despite a soft current homebuilding environment, we remain positive on long-term housing market fundamentals, as production shortfalls over the past decade have left the market structurally undersupplied.
In response to challenging conditions, we have maintained a disciplined approach to operations and capital allocation. We continue to focus on our differentiated product strategy, lowering construction costs, selling non-strategic assets, and moderating our land spend. Further, when making growth investments, we are utilizing capital-efficient option agreements when possible. With our common stock trading below book value, we prioritized share repurchases, buying back 697 thousand shares of our common stock, approximately 2.3% of our fiscal first quarter's outstanding shares, for an aggregate $15.1 million during the first quarter. We expect to accelerate buyback activity in the coming quarters, using a portion of land sale proceeds to fund the repurchases.
We believe the Company is uniquely positioned to address affordability concerns of today’s buyers and deliver a superior product and buying experience. Our differentiated strategy focuses on (1) Advanced Home Performance – energy savings, cleaner air, and a quieter home, (2) Curated Choices – competitive mortgage, floorplan, and style options, (3) Elevated Experiences – easy shopping, a trusted team, and continuing care, and (4) Community Impact – Beazer Charity Foundation and employee commitments. Together, these lower the cost of homeownership and deliver meaningful financial and lifestyle benefits that make buying a Beazer home more attainable and rewarding.
We remain on track to achieve our Multi-Year Goals, which include reaching more than 200 active communities by the end of fiscal 2027, reducing our net debt to net capitalization ratio to the low-30% range by the end of fiscal 2027, and achieving a double-digit compound annual growth rate in book value per share from the end of fiscal 2024 through fiscal 2027. We are confident in our differentiated product strategy, the value of our assets, and our ability to generate improving returns for our shareholders.
Overview of Results for Our Fiscal First Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended December 31, 2025 and a comparison to the quarter ended December 31, 2024:
•During the quarter ended December 31, 2025, our average active community count of 167 was up 3.7% from 161 in the prior year quarter. We ended the quarter with 168 active communities, up 3.1% from 163 a year ago. We invested $180.7 million in land acquisition and land development during the quarter ended December 31, 2025, down from $211.3 million in land spend during the quarter ended December 31, 2024. In response to the evolving market conditions, we reallocated a portion of our land investment toward reaching our Multi-Year Goals of deleveraging and growing book value per share. This shift underscores our confidence in our strong land position and the visibility we have into our community count growth.
•As of December 31, 2025, our land position included 24,832 controlled lots, down 14.0% from 28,874 as of December 31, 2024. We remain focused on the expanded usage of lot option agreements, which allow us to position for future growth while providing the flexibility to respond to market conditions. As of December 31, 2025, we had 14,340 lots, or 61.0% of our total active lots, under option agreements as compared to 16,609 lots, or 58.9% of our total active lots, under option agreements as of December 31, 2024.
•During the quarter ended December 31, 2025, orders per community per month were 1.5 compared to 1.9 in the prior year quarter, and our net new orders were 763, down 18.1% from 932 in the prior year quarter. The decrease in sales pace compared to the prior year reflected weaker consumer sentiment driven by affordability challenges and uncertainties in the macroeconomic environment. We continue to adjust prices, features and incentives to align with the current competitive market conditions.

•Our Average Selling Price (ASP) for homes closed during the quarter ended December 31, 2025 was $513.9 thousand, up 1.2% from $507.6 thousand in the prior year quarter. Our backlog ASP for homes sold during the quarter ended December 31, 2025 was $568.7 thousand, up 5.0% from $541.5 thousand in the prior year quarter. The increase in closing ASP and backlog ASP compared to prior year quarter was primarily due to changes in product and community mix.
•Homebuilding gross margin for the quarter ended December 31, 2025 was 10.4%, down from 15.2% compared to the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments and interest amortization, for the quarter ended December 31, 2025 was 14.0%, down from 18.2% in the prior year quarter. The decrease in homebuilding gross margin compared to the prior year quarter was primarily due to an increase in price concessions and closing cost incentives, changes in product and community mix, and a litigation-related charge recognized during the quarter ended December 31, 2025. The litigation-related charge reduced homebuilding gross margin by 1.8%.
•SG&A for the quarter ended December 31, 2025 was 17.9% of total revenue, up from 14.0% in the prior year quarter. The increase in SG&A as a percentage of total revenue compared to the prior year quarter was primarily due to lower homebuilding revenue. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three months ended December 31, 2025 may not be indicative of our full year results.

RESULTS OF OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended
	December 31,
$ in thousands	2025	2024
Revenue:
Homebuilding	$359,742	$460,422
Land sales and other	3,749	8,531
Total	$363,491	$468,953
Gross profit:
Homebuilding	$37,416	$69,975
Land sales and other	(212)	2,103
Total	$37,204	$72,078
Gross margin:
Homebuilding(a)	10.4%	15.2%
Land sales and other(b)	(5.7)%	24.7%
Total	10.2%	15.4%
Commissions	$12,016	$16,113
General and administrative expenses (G&A)	$52,989	$49,772
SG&A (commissions plus G&A) as a percentage of total revenue	17.9%	14.0%
G&A as a percentage of total revenue	14.6%	10.6%
Depreciation and amortization	$4,042	$4,055
Operating (loss) income	$(31,843)	$2,138
Operating (loss) income as a percentage of total revenue	(8.8)%	0.5%
Effective tax rate(c)	(4.9)%	1.1%
Inventory impairments and abandonments	$2,370	$—
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 14.0% and 18.2% for the three months ended December 31, 2025 and 2024, respectively. A litigation-related charge was recognized during the quarter ended December 31, 2025, which reduced homebuilding gross margin, excluding impairments, abandonments, and interest, by 1.8%. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax expense for the period divided by (loss) income before income taxes. Our income tax expense is not always directly correlated to the amount of pre-tax (loss) income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Our tax credits are predominantly due to the energy efficiency of our homes, with credits valued between $2,000 and $5,000 per single family home. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA repeals many of the energy efficiency credits enacted under the Inflation Reduction Act, including our ability to claim energy efficient new home tax credits for homes that close after June 30, 2026.

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
The following table reconciles our net (loss) income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three Months Ended December 31,			LTM Ended December 31,(a)
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
Net (loss) income (GAAP)	$(32,597)	$3,130	$(35,727)	$9,861	$121,577	$(111,716)
Expense from income taxes	1,532	36	1,496	(3,242)	17,765	(21,007)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	11,923	13,910	(1,987)	76,879	70,953	5,926
EBIT (Non-GAAP)	(19,142)	17,076	(36,218)	83,498	210,295	(126,797)
Depreciation and amortization	4,042	4,055	(13)	19,155	16,689	2,466
EBITDA (Non-GAAP)	(15,100)	21,131	(36,231)	102,653	226,984	(124,331)
Stock-based compensation expense	1,554	1,913	(359)	6,979	7,631	(652)
Loss on extinguishment of debt	—	—	—	—	424	(424)
Inventory impairments and abandonments(b)	2,304	—	2,304	13,801	1,996	11,805
Gain on sale of investment(c)	—	—	—	—	(8,591)	8,591
Adjusted EBITDA (Non-GAAP)	$(11,242)	$23,044	$(34,286)	$123,433	$228,444	$(105,011)
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

in thousands	As of December 31, 2025	As of December 31, 2024
Total debt (GAAP)	$1,125,055	$1,071,290
Stockholders' equity (GAAP)	1,200,248	1,234,048
Total capitalization (GAAP)	$2,325,303	$2,305,338
Total debt to total capitalization ratio (GAAP)	48.4%	46.5%

Total debt (GAAP)	$1,125,055	$1,071,290
Less: cash and cash equivalents (GAAP)	120,757	80,379
Net debt (Non-GAAP)	1,004,298	990,911
Stockholders' equity (GAAP)	1,200,248	1,234,048
Net capitalization (Non-GAAP)	$2,204,546	$2,224,959
Net debt to net capitalization ratio (Non-GAAP)	45.6%	44.5%

Homebuilding Operations Data
The following table summarizes net new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2025	2024	25 vs 24	2025	2024
West	458	589	(22.2)%	20.9%	17.3%
East	176	227	(22.5)%	18.1%	13.7%
Southeast	129	116	11.2%	7.9%	17.7%
Total	763	932	(18.1)%	18.3%	16.5%

Three Months Ended December 31, 2025 as compared to 2024
Net new orders for the quarter ended December 31, 2025 decreased to 763, down 18.1% from the quarter ended December 31, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 21.1% decrease in sales pace from 1.9 orders per community per month in the prior year quarter to 1.5, partially offset by a 3.7% increase in average active community count from 161 in the prior year quarter to 167.
West Segment: Net new orders for the quarter ended December 31, 2025 decreased to 458, down 22.2% from the quarter ended December 31, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 25.6% decrease in sales pace from 1.9 orders per community per month in the prior year quarter to 1.4, partially offset by a 4.6% increase in average active community count from 102 in the prior year quarter to 107.
East Segment: Net new orders for the quarter ended December 31, 2025 decreased to 176, down 22.5% from the quarter ended December 31, 2024. The decrease in net new orders compared to the prior year quarter was driven by a 12.6% decrease in sales pace from 2.1 orders per community per month in the prior year quarter to 1.9 and an 11.3% decrease in average active community count from 35 in the prior year quarter to 31.
Southeast Segment: Net new orders for the quarter ended December 31, 2025 increased to 129, up 11.2% from the quarter ended December 31, 2024. The increase in net new orders compared to the prior year quarter was driven by a 22.5% increase in average active community count from 24 in the prior year quarter to 29, partially offset by a 9.2% decrease in sales pace from 1.6 orders per community per month in the prior year quarter to 1.5.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024	25 vs 24
Backlog Units:
West	547	973	(43.8)%
East	227	341	(33.4)%
Southeast	234	193	21.2%
Total	1,008	1,507	(33.1)%
Aggregate dollar value of homes in backlog (in millions)	$573.3	$816.0	(29.7)%
ASP in backlog (in thousands)	$568.7	$541.5	5.0%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The decrease in backlog units was primarily due to beginning the fiscal quarter with fewer backlog units and year-over-year lower net new orders for the quarter ended December 31, 2025. The aggregate dollar value of homes in backlog as of December 31, 2025 decreased 29.7% compared to December 31, 2024 due to a 33.1% decrease in backlog units, partially offset by a 5.0% increase in the ASP of homes in backlog. The increase in backlog ASP compared to prior year quarter was primarily due to changes in product and community mix.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended December 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$220,209	$291,863	(24.6)%	$505.1	$502.3	0.6%	436	581	(25.0)%
East	93,126	108,564	(14.2)%	526.1	540.1	(2.6)%	177	201	(11.9)%
Southeast	46,407	59,995	(22.6)%	533.4	480.0	11.1%	87	125	(30.4)%
Total	$359,742	$460,422	(21.9)%	$513.9	$507.6	1.2%	700	907	(22.8)%

Three Months Ended December 31, 2025 as compared to 2024
West Segment: Homebuilding revenue decreased by 24.6% for the three months ended December 31, 2025 compared to the prior year quarter due to a 25.0% decrease in closings, partially offset by a 0.6% increase in ASP. The decrease in closings was primarily due to the lower beginning backlog compared to prior year quarter.
East Segment: Homebuilding revenue decreased by 14.2% for the three months ended December 31, 2025 compared to the prior year quarter due to an 11.9% decrease in closings and a 2.6% decrease in ASP. The decrease in closings was primarily due to the lower beginning backlog compared to prior year quarter.
Southeast Segment: Homebuilding revenue decreased by 22.6% for the three months ended December 31, 2025 compared to the prior year quarter due to a 30.4% decrease in closings, partially offset by an 11.1% increase in ASP. The decrease in closings was primarily due to lower beginning backlog compared to prior year quarter.

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

	Three Months Ended December 31, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$29,336	13.3%	$1,304	$30,640	13.9%	$—	$30,640	13.9%
East	13,702	14.7%	21	13,723	14.7%	—	13,723	14.7%
Southeast	6,745	14.5%	—	6,745	14.5%	—	6,745	14.5%
Corporate & unallocated(a)	(12,367)		—	(12,367)		11,754	(613)
Total homebuilding	$37,416	10.4%	$1,325	$38,741	10.8%	$11,754	$50,495	14.0%

	Three Months Ended December 31, 2024
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$53,308	18.3%	$—	$53,308	18.3%	$—	$53,308	18.3%
East	16,373	15.1%	—	16,373	15.1%	—	16,373	15.1%
Southeast	9,653	16.1%	—	9,653	16.1%	—	9,653	16.1%
Corporate & unallocated(a)	(9,359)		—	(9,359)		13,910	4,551
Total homebuilding	$69,975	15.2%	$—	$69,975	15.2%	$13,910	$83,885	18.2%

(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable. For the three months ended December 31, 2025, Corporate and unallocated also included a litigation-related charge that reduced total homebuilding gross margin, excluding impairments, abandonments, and interest, by 1.8%.

Three Months Ended December 31, 2025 as compared to 2024
Our homebuilding gross profit decreased by $32.6 million to $37.4 million for the three months ended December 31, 2025, compared to $70.0 million in the prior year quarter. The decrease in homebuilding gross profit compared to the prior year quarter was primarily due to a decrease in homebuilding revenue of $100.7 million and a decrease in gross margin of 480 basis points to 10.4%. As shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairment and abandonment charges, which increased by $1.3 million, and interest amortized to homebuilding cost of sales, which decreased by $2.2 million compared to the prior year quarter (refer to Note 4 and Note 5 of the notes to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $33.4 million compared to the prior year quarter, while homebuilding gross margin decreased by 420 basis points to 14.0%. The decrease in gross margin for the three months ended December 31, 2025 compared to the prior year quarter was due to an increase in price concessions and closing cost incentives, changes in product and community mix, and a litigation-related charge recognized in Corporate and unallocated during the quarter ended December 31, 2025 (refer to Note 8 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion). The litigation-related charge charge reduced homebuilding gross margin, excluding impairments, abandonments, and interest, by 1.8%.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $24.0 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 13.9%, down from 18.3% in the prior year quarter, primarily due to an increase in price concessions and closing cost incentives.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $2.7 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.7%, down from 15.1% in the prior year quarter, primarily due to an increase in price concessions, closing cost incentives, and changes in product and community mix.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $2.9 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.5%, down from 16.1% in the prior year quarter, primarily due to an increase in price concessions and changes in product and community mix.
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
in thousands	2025	2024	25 vs 24	2025	2024	25 vs 24
West	$3,295	$7,053	$(3,758)	$641	$1,699	$(1,058)
East	333	1,318	(985)	(661)	294	(955)
Southeast	121	160	(39)	78	110	(32)
Corporate and unallocated (a)	—	—	—	(270)	—	(270)
Total	$3,749	$8,531	$(4,782)	$(212)	$2,103	$(2,315)

(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sales related to land and lots sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at fair value less cost to sell.

For the three months ended December 31, 2025, land sales and other revenue decreased by $4.8 million to $3.7 million, and land sales and other gross profit (loss) decreased by $2.3 million to a loss of $0.2 million compared to the prior year quarter. During the three months ended December 31, 2025, we recognized $1.0 million land held for sale impairment charges related to two held for sale communities in our West and East segments.
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
Operating Income
The table below summarizes operating income by reportable segment and Corporate and unallocated for the periods presented:

	Three Months Ended December 31,
in thousands	2025	2024	25 vs 24
West	$4,181	$27,414	$(23,233)
East	3,533	6,672	(3,139)
Southeast	12	2,621	(2,609)
Corporate and unallocated(a)	(39,569)	(34,569)	(5,000)
Operating (loss) income	$(31,843)	$2,138	$(33,981)
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
Three Months Ended December 31, 2025 as compared to 2024
Our operating income decreased by $34.0 million to a loss of $31.8 million for the three months ended December 31, 2025, compared to operating income of $2.1 million for the three months ended December 31, 2024. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A as a percentage of total revenue increased by 390 basis points compared to the prior year quarter, from 14.0% to 17.9%, primarily due to lower homebuilding revenue.
West Segment: The $23.2 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
East Segment: The $3.1 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
Southeast Segment: The $2.6 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended December 31, 2025, corporate and unallocated net expenses increased by $5.0 million from the prior year quarter primarily due to a litigation-related charge (refer to Note 8 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion) and higher G&A expenses, partially offset by lower amortization of capitalized interest costs expensed to homebuilding cost of sales on lower closings and homebuilding revenue.

Income Taxes
Our income tax assets and liabilities and related effective tax rate are affected by a variety of factors, including, but not limited to, tax credits, permanent differences and other discrete items. A comparison of our effective tax rates should also consider the changes in valuation allowance in periods when a change occurs. As such, our income tax expense (benefit) is not always directly correlated to the amount of pre-tax income or loss for the associated periods.
We recognized income tax expense of $1.5 million for the three months ended December 31, 2025, compared to income tax expense of $36.0 thousand for the three months ended December 31, 2024. Income tax expense for the three months ended December 31, 2025 was primarily driven by energy efficiency tax credits generated from expected closings during the current fiscal year, a discrete tax benefit from tax credits related to prior year activities, and stock-based compensation activity in the period, partially offset by the operating loss, and permanent differences. Income tax expense for the three months ended December 31, 2024 was primarily driven by income tax expense on earnings from operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period. Refer to Note 10 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion of our income taxes.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Three Months Ended December 31,
in thousands	2025	2024
Net cash used in operating activities	$(165,297)	$(159,365)
Net cash used in investing activities	(6,310)	(5,672)
Net cash provided by financing activities	77,385	41,894
Net decrease in cash, cash equivalents, and restricted cash	$(94,222)	$(123,143)
Operating Activities
Net cash used in operating activities was $165.3 million for the three months ended December 31, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $112.6 million resulting from land acquisition, land development and house construction spending, loss before income taxes of $31.1 million, which included $8.0 million of non-cash charges, and a net increase in non-inventory working capital balances of $29.6 million.
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
Investing Activities
Net cash used in investing activities was $6.3 million for the three months ended December 31, 2025, primarily driven by capital expenditures for model homes and information systems infrastructure and purchases of investment securities.
Net cash used in investing activities was $5.7 million for the three months ended December 31, 2024, primarily driven by capital expenditures for model homes and information systems infrastructure and purchases of investment securities.

Financing Activities
Net cash provided by financing activities was $77.4 million for the three months ended December 31, 2025, primarily driven by borrowings from our Unsecured Facility (refer to Note 6 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion), partially offset by common stock repurchases under our share repurchase program and tax payments for stock-based compensation awards vesting.
Net cash provided by financing activities was $41.9 million for the three months ended December 31, 2024, primarily driven by net borrowings from our Unsecured Facility (see Note 6 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion), partially offset by tax payments for stock-based compensation awards vesting.
Financial Position
As of December 31, 2025, our liquidity position consisted of $120.8 million in cash and cash equivalents and $221.9 million of remaining capacity under the Unsecured Facility, compared to $80.4 million in cash and cash equivalents and $255.0 million of remaining capacity under the Unsecured Facility as of December 31, 2024.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $365.0 million, which includes a letter of credit capacity of $100.0 million. As of December 31, 2025, we had $95.0 million in borrowings and $48.1 million in letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $221.9 million.
We have also entered into a number of stand-alone letter of credit agreements with banks, secured with cash or certificates of deposit. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $4.6 million of outstanding letters of credit under these facilities.
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
Stock Repurchases and Dividends Paid
In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date. The Company repurchased 697 thousand shares of its common stock, approximately 2.3% of our fiscal first quarter's outstanding shares, for an aggregate $15.1 million at an average price per share of $21.72 during the three months ended December 31, 2025 through open market transactions. All shares have been retired upon repurchase. No share repurchases were made during the three months ended December 31, 2024. The aggregate reduction to stockholders' equity related to share repurchases during the three months ended December 31, 2025 was $15.1 million. As of December 31, 2025, the remaining availability of the share repurchase program was $72.3 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three months ended December 31, 2025 or 2024.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of December 31, 2025, we controlled 24,832 lots, which includes 251 lots of land held for future development and 1,083 lots of land held for sale. Of the 23,498 active lots, we controlled 14,340 of these lots, or 61.0%, through option agreements, as compared to 16,609 active lots controlled, or 58.9% of our total active lots, through option agreements as of December 31, 2024. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.
Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $353.9 million as of December 31, 2025. The total remaining purchase price, net of cash deposits, committed under all options was $1.60 billion as of December 31, 2025. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our inventory supply.
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

Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit, surety bonds, and surety-backed letters of credit of $52.7 million, $319.6 million, and $4.6 million respectively, as of December 31, 2025, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2025 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2025 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of December 31, 2025, we had variable rate debt outstanding totaling approximately $79.0 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $1.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of December 31, 2025 was $970.7 million, compared to a carrying amount of $951.1 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $970.7 million to $999.9 million as of December 31, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company's common stock repurchases during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1 - October 31, 2025	—	$—	—	$87,472,259
November 1 - November 30, 2025	346,910	20.79	346,910	80,261,422
December 1 - December 31, 2025	350,000	22.66	350,000	72,332,062
Total	696,910	$21.72	696,910	$72,332,062
(a) In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date. As of December 31, 2025, the remaining availability of the share repurchase program was $72.3 million.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

4.1
Rights Agreement for the Protection of NOLs and Energy-Efficiency Tax Credits, dated as of November 12, 2025, between Beazer Homes USA, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 13, 2025)

10.1	Second Amendment to the Existing Credit Agreement, dated January 13, 2026, by and among Beazer Homes USA, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto

22.1	List of Guarantor Subsidiaries (incorporated herein by reference to Exhibit 22.1 of the Company's Form 10-Q filed on May 1, 2024)

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The condensed consolidated financial statements and accompanying notes in Part I, Financial Information on Form 10-Q are formatted in Inline XBRL

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
# Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 29, 2026	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer