Form 10-Q
period 2026-03-31
BEAZER HOMES USA INC
filed 2026-04-30
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 27, 2026: 27,333,825

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	March 31, 2026	September 30, 2025
ASSETS
Cash and cash equivalents	$116,440	$214,705
Restricted cash	3,961	3,866
Accounts receivable (net of allowance of $266 and $266, respectively)	85,481	78,145
Income tax receivable	1,730	—
Inventory	2,252,872	2,029,433
Deferred tax assets, net	159,584	142,647
Property and equipment, net	53,176	47,945
Operating lease right-of-use assets	29,892	34,987
Goodwill	11,376	11,376
Other assets	42,968	46,604
Total assets	$2,757,480	$2,609,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$156,983	$143,481
Operating lease liabilities	25,393	27,762
Other liabilities	178,328	160,445
Total debt (net of debt issuance costs of $5,762 and $6,611, respectively)	1,225,996	1,029,114
Total liabilities	1,586,700	1,360,802
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 28,331,558 issued and outstanding and 29,762,293 issued and outstanding, respectively)	28	30
Paid-in capital	780,480	825,103
Retained earnings	390,272	423,773
Total stockholders’ equity	1,170,780	1,248,906
Total liabilities and stockholders’ equity	$2,757,480	$2,609,708
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands (except per share data)	2026	2025	2026	2025
Total revenue	$409,846	$565,339	$773,337	$1,034,292
Home construction and land sales expenses	359,851	478,813	683,768	875,688
Inventory impairments and abandonments	1,295	528	3,665	528
Gross profit	48,700	85,998	85,904	158,076
Commissions	13,390	18,783	25,406	34,896
General and administrative expenses	50,194	49,199	103,183	98,971
Depreciation and amortization	4,084	4,647	8,126	8,702
Operating (loss) income	(18,968)	13,369	(50,811)	15,507
Other income, net	433	799	1,211	1,827
(Loss) income before income taxes	(18,535)	14,168	(49,600)	17,334
(Benefit) expense from income taxes	(17,631)	1,390	(16,099)	1,426
Net (loss) income	$(904)	$12,778	$(33,501)	$15,908
Weighted-average number of shares:
Basic	27,990	30,119	28,464	30,274
Diluted	27,990	30,265	28,464	30,479
(Loss) income per share:
Basic	$(0.03)	$0.42	$(1.18)	$0.53
Diluted	$(0.03)	0.42	$(1.18)	0.52
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of December 31, 2025	29,507	$30	$809,042	$391,176	$1,200,248
Net loss and comprehensive loss	—	—	—	(904)	(904)
Stock-based compensation expense	—	—	1,876	—	1,876
Shares issued under employee stock plans, net	1	—	—	—	—
Common stock redeemed for tax liability	—	—	(4)	—	(4)
Share repurchases	(1,176)	(2)	(30,434)	—	(30,436)
Balance as of March 31, 2026	28,332	$28	$780,480	$390,272	$1,170,780

	Six Months Ended March 31, 2026
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2025	29,762	$30	$825,103	$423,773	$1,248,906
Net loss and comprehensive loss	—	—	—	(33,501)	(33,501)
Stock-based compensation expense	—	—	3,430	—	3,430
Shares issued under employee stock plans, net	565	1	(1)	—	—
Forfeiture and other settlements of restricted stock	(7)	—	—	—	—
Common stock redeemed for tax liability	(115)	—	(2,492)	—	(2,492)
Share repurchases	(1,873)	(3)	(45,560)	—	(45,563)
Balance as of March 31, 2026	28,332	$28	$780,480	$390,272	$1,170,780

	Three Months Ended March 31, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of December 31, 2024	31,202	$31	$852,702	$381,315	$1,234,048
Net income and comprehensive income	—	—	—	12,778	12,778
Stock-based compensation expense	—	—	1,712	—	1,712
Stock option exercises	11	—	106	—	106
Shares issued under employee stock plans, net	7	—	—	—	—
Forfeiture and other settlements of restricted stock	(11)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(15)	—	(15)
Share repurchases	(905)	(1)	(20,561)	—	(20,562)
Balance as of March 31, 2025	30,303	$30	$833,944	$394,093	$1,228,067

	Six Months Ended March 31, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
Net income and comprehensive income	—	—	—	15,908	15,908
Stock-based compensation expense	—	—	3,625	—	3,625
Stock option exercises	11	—	106	—	106
Shares issued under employee stock plans, net	274	—	—	—	—
Forfeiture and other settlements of restricted stock	(30)	—	—	—	—
Common stock redeemed for tax liability	(95)	—	(3,121)	—	(3,121)
Share repurchases	(905)	(1)	(20,561)	—	(20,562)
Balance as of March 31, 2025	30,303	$30	$833,944	$394,093	$1,228,067
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
in thousands	2026	2025
Cash flows from operating activities:
Net (loss) income	$(33,501)	$15,908
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,126	8,702
Stock-based compensation expense	3,430	3,625
Inventory impairments and abandonments	3,665	528
(Benefit) expense from income taxes	(16,099)	1,426
Gain on disposal of fixed assets	(67)	(130)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,336)	(2,438)
Increase in income tax receivable	(1,730)	—
Increase in inventory	(224,822)	(191,047)
Decrease in other assets	6,269	1,386
Increase in trade accounts payable	13,502	20,022
Increase (decrease) in other liabilities	19,771	(13,916)
Net cash used in operating activities	(228,792)	(155,934)
Cash flows from investing activities:
Capital expenditures	(13,357)	(13,061)
Proceeds from sale of fixed assets	67	130
Purchases of investment securities	(1,059)	(568)
Proceeds from maturities of investment securities	—	4,098
Net cash used in investing activities	(14,349)	(9,401)
Cash flows from financing activities:
Repayment of borrowings from credit facility	(15,000)	(165,000)
Borrowings from credit facility	210,000	220,000
Debt issuance costs	(1,974)	(230)
Repurchase of common stock	(45,563)	(20,562)
Tax payments for stock-based compensation awards	(2,492)	(3,121)
Stock option exercises	—	106
Net cash provided by financing activities	144,971	31,193
Net decrease in cash, cash equivalents, and restricted cash	(98,170)	(134,142)
Cash, cash equivalents, and restricted cash at beginning of period	218,571	242,610
Cash, cash equivalents, and restricted cash at end of period	$120,401	$108,468
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2025 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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
Share Repurchase Program
In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date and repurchases may be conducted through open market purchases, 10b5-1 plans, accelerated share repurchases, or private transactions. The Company repurchased 1.2 million shares of its common stock for an aggregate $30.0 million (inclusive of commissions and exclusive of accrued excise tax) at an average price per share of $25.54 during the three months ended March 31, 2026. This brings the total repurchases for the six months ended March 31, 2026 to 1.9 million shares of common stock for $45.1 million at an average price per share of $24.12. During the three and six months ended March 31, 2025, 905 thousand shares were repurchased for $20.6 million at an average price per share of $22.73. All shares have been retired upon repurchase. As of March 31, 2026, the remaining availability of the share repurchase program was $42.3 million.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2026	2025	2026	2025
Homebuilding revenue	$397,748	$556,032	$757,490	$1,016,454
Land sales and other revenue	12,098	9,307	15,847	17,838
Total revenue(a)	$409,846	$565,339	$773,337	$1,034,292
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
Homebuilding revenue is generally recognized when title to and possession of the home is transferred to the buyer on the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $21.1 million and $14.3 million as of March 31, 2026 and September 30, 2025, respectively. Of the customer liabilities outstanding as of September 30, 2025, $4.2 million and $11.3 million were recognized in revenue during the three and six months ended March 31, 2026, upon closing of the related homes.
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
Credit Losses. In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to use the practical expedient to estimate expected credit losses. ASU 2025-05 will be effective for our fiscal year ending September 30, 2027, and interim reporting periods within this annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on our consolidated financial statements and disclosures.

Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for our fiscal year ending September 30, 2029, and interim reporting periods within this annual reporting period. Early adoption is permitted and the amendments in this update may be applied on a retrospective, modified transition, or prospective basis. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on our consolidated financial statements and disclosures.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended
	March 31,
in thousands	2026	2025
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$1,123	$594
Increase in operating lease liabilities(a)	$1,123	$594
Supplemental disclosure of cash activity:
Interest payments	$39,357	$39,414
Income tax payments	$2,600	$6,606
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$116,440	$85,082
Restricted cash	3,961	23,386
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$120,401	$108,468
(a) Represents leases renewed or additional leases that commenced during the six months ended March 31, 2026 and 2025.

(4) Inventory
The components of our inventory are as follows as of March 31, 2026 and September 30, 2025:

in thousands	As of March 31, 2026	As of September 30, 2025
Homes under construction	$819,460	$692,327
Land under development	1,082,296	1,065,702
Land held for future development	19,489	19,489
Land held for sale	65,772	47,368
Capitalized interest	147,786	131,845
Model homes	90,144	72,702
Land not owned under option agreements	27,925	—
Total inventory	$2,252,872	$2,029,433
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of March 31, 2026, we had 2,322 homes under construction, including 1,306 speculative (spec) homes totaling $448.6 million (893 in-process spec homes totaling $264.7 million, and 413 finished spec homes totaling $183.9 million). As of September 30, 2025, we had 1,800 homes under construction, including 1,078 spec homes totaling $417.4 million (577 in-process spec homes totaling $201.8 million, and 501 finished spec homes totaling $215.6 million).
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

Total inventory by reportable segment and Corporate and unallocated is presented in the table below as of March 31, 2026 and September 30, 2025:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Inventory
March 31, 2026
West	$1,009,839	$3,483	$53,135	$1,066,457
East	436,030	10,888	7,200	454,118
Southeast	484,732	5,118	5,437	495,287
Corporate and unallocated(b)	237,010	—	—	237,010
Total	$2,167,611	$19,489	$65,772	$2,252,872
September 30, 2025
West	$944,601	$3,483	$29,052	$977,136
East	387,954	10,888	16,086	414,928
Southeast	418,497	5,118	2,230	425,845
Corporate and unallocated(b)	211,524	—	—	211,524
Total	$1,962,576	$19,489	$47,368	$2,029,433
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
The following table presents, by reportable segment and Corporate and unallocated, our total impairment and abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2026	2025	2026	2025
Projects in Progress:
West	$1,174	$—	$1,174	$—
Corporate and unallocated(a)	121	—	121	—
Total impairment charges on projects in progress	1,295	—	1,295	—
Land Held for Sale:
West	$—	$—	45	—
East	—	—	878	—
Corporate and unallocated(a)	—	—	122	—
Total impairment charges on land held for sale	—	—	1,045	—
Abandonments:
West	—	528	1,304	528
East	—	—	21	—
Total abandonments charges	—	528	1,325	528
Total impairment and abandonment charges	$1,295	$528	$3,665	$528
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
During the three and six months ended March 31, 2026, we performed a discounted cash flow analysis to determine the fair value of one project in progress community located in our Houston market. This analysis led to a $1.3 million projects in progress impairment charge, principally due to a reduction in price driven by the competitive market dynamics. No projects in progress impairments were recognized during the three and six months ended March 31, 2025.
The following table presents by reportable segment and Corporate and unallocated details of the impairment charges taken on projects in progress for the period presented:

$ in thousands	Results of Impairment Analysis
	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Time of Impairment(b)
Three Months Ended March 31, 2026
West	1	37	$1,174	$5,072
Corporate and unallocated(a)	—	—	$121	$525
Total	1	37	$1,295	$5,597
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
The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the period presented:

$ in thousands
Unobservable Inputs	Three Months Ended March 31, 2026
Average selling price	$375
Closings per community per month	1 - 3
Discount rate	14.0%

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
No land held for sale impairments were recognized for the three months ended March 31, 2026. During the six months ended March 31, 2026, we recognized $1.0 million land held for sale impairment charges related to two communities in our West and East segments. Estimated fair value less selling cost for these impaired assets at the time of impairment was $14.0 million. The fair values of the impaired land held for sale assets were determined using Level 3 unobservable inputs. No land held for sale impairments were recognized during the three and six months ended March 31, 2025.
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
No abandonment charges were recognized during the three months ended March 31, 2026. During the six months ended March 31, 2026, we recognized $1.3 million of abandonment charges. During the three and six months ended March 31, 2025, we recognized $0.5 million of abandonment charges. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
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
The following table provides a summary of our interests in lot option agreements as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026	As of September 30, 2025
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$373,439	$333,435
Remaining purchase price if lot option agreements are exercised	$1,639,210	$1,610,171
(a) Amount is included as a component of land under development and land not owned under option agreements within our inventory in the condensed consolidated balance sheets.

(5) Interest
Interest capitalized during the three and six months ended March 31, 2026 and 2025 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2026	2025	2026	2025
Capitalized interest in inventory, beginning of period	$139,678	$130,433	$131,845	$124,182
Interest incurred	22,000	21,617	41,756	41,778
Capitalized interest impaired	(35)	—	(101)	—
Capitalized interest amortized to home construction and land sales expenses(a)	(13,857)	(17,758)	(25,714)	(31,668)
Capitalized interest in inventory, end of period	$147,786	$134,292	$147,786	$134,292
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of March 31, 2026 and September 30, 2025:

in thousands	Maturity Date	March 31, 2026	September 30, 2025
5.875% Senior Notes (2027 Notes)	October 2027	$357,255	$357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	250,000
Unamortized debt issuance costs		(5,762)	(6,611)
Total Senior Notes, net		951,493	950,644
Junior Subordinated Notes (net of unamortized accretion of $21,270 and $22,303, respectively)	July 2036	79,503	78,470
Senior Unsecured Revolving Credit Facility	March 2030	195,000	—
Total debt, net		$1,225,996	$1,029,114
Senior Unsecured Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility (Unsecured Facility) provides working capital and letter of credit capacity. In March 2026, the Company executed an amendment to increase its available borrowing capacity under the Unsecured Facility from $365.0 million to $525.0 million. The $525.0 million borrowing capacity includes a letter of credit facility of up to $100.0 million. The Company will have the right from time to time to request to increase the size of the commitments under the Unsecured Facility by up to $100.0 million for a maximum of $625.0 million. The Company also extended the termination date (Termination Date) from March 15, 2028 to March 13, 2030. The Company may borrow, repay, and reborrow amounts under the Unsecured Facility until the Termination Date.
Borrowings under the Unsecured Facility bear interest, at our option, at either (i) a secured overnight financing rate (SOFR) plus an applicable margin ranging from 2.15% to 2.90% per annum or (ii) an alternate base rate (ABR) plus an applicable margin ranging from 1.15% to 1.90% per annum. Commitment fees on the unused portion of the facility range from 0.25% to 0.40% per annum. The applicable margin and the commitment fees vary based on the Company's leverage ratio, as defined under the Unsecured Facility.
Substantially all of the Company's significant subsidiaries are full and unconditional guarantors of the Unsecured Facility and are jointly and severally liable for obligations under the Unsecured Facility. For additional discussion of the Unsecured Facility, refer to Note 7 to the consolidated financial statements within our 2025 Annual Report.
As of March 31, 2026, we had $195.0 million in borrowings and $45.3 million in letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $284.7 million. The weighted-average interest rate on outstanding borrowings as of March 31, 2026 was 8.01%. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of March 31, 2026, the Company believes it was in compliance with all such covenants.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of March 31, 2026.
No debt repurchases were made during the three and six months ended March 31, 2026 and 2025.
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

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of March 31, 2026. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 6.38% as of March 31, 2026. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2026, the unamortized accretion was $21.3 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month SOFR plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value, and beginning on June 1, 2022, the redemption price has increased by 1.785% annually. As of March 31, 2026, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.
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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2026	2025	2026	2025
Operating lease expense	$3,411	$1,146	$6,844	$2,309
Cash payments on lease liabilities	$2,189	$1,168	$4,089	$2,281
At March 31, 2026 and 2025, the weighted-average remaining lease term and discount rate were as follows:

	As of March 31,
	2026	2025
Weighted-average remaining lease term	4.8 years	6.4 years
Weighted-average discount rate	4.93%	6.34%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2026:

Fiscal Years Ending September 30,
in thousands
2026(a)	$4,646
2027	7,155
2028	4,965
2029	4,137
2030	3,307
Thereafter	5,758
Total lease payments(b)	29,968
Less: imputed interest	4,575
Total operating lease liabilities	$25,393
(a) Remaining lease payments are for the period beginning April 1, 2026 through September 30, 2026.
(b) Lease payments exclude $1.7 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related right-of-use asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of March 31, 2026.
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

Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2026	2025	2026	2025
Balance at beginning of period	$11,900	$12,005	$13,564	$12,717
Warranty provision	1,702	1,552	3,500	3,245
Warranty expenditures	(2,400)	(2,003)	(5,862)	(4,408)
Balance at end of period	$11,202	$11,554	$11,202	$11,554
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
We have an accrual of $27.6 million and $9.9 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of March 31, 2026 and September 30, 2025, respectively. A portion of our total litigation accrual as of March 31, 2026 relates to a confidential settlement agreement with a homeowners’ association that was finalized and entered into in the second fiscal quarter of 2026. The Company is pursuing recovery from implicated subcontractors and other parties for defense costs and settlement amounts paid by the Company.
Surety Bonds and Letters of Credit
We had outstanding letters of credit, surety bonds, and surety-backed letters of credit of $45.3 million, $364.3 million, and $4.6 million, respectively, as of March 31, 2026, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value on a recurring basis for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of March 31, 2026
Deferred compensation plan assets(a)	$6,135	$—	$—	$6,135
As of September 30, 2025
Deferred compensation plan assets(a)	$8,661	$—	$—	$8,661
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
The following table presents the carrying value and estimated fair value of certain other financial liabilities as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities(a)
Senior Notes(b)	$951,493	$951,919	$950,644	$968,634
Junior Subordinated Notes(c)	79,503	79,503	78,470	78,470
Total financial liabilities	$1,030,996	$1,031,422	$1,029,114	$1,047,104
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

(10) Income Taxes
Income Tax Provision
Our income tax expense or benefit is not always directly correlated to the amount of pre-tax income or loss for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Historically, the Company's income tax provision for quarterly interim periods was based on an estimated annual effective income tax rate, adjusted for the effect of discrete items arising in that quarter. For the three and six months ended March 31, 2026, the Company utilized the discrete effective tax rate method, as allowed by ASC Subtopic 740- 270, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the use of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The Company believes that use of the discrete method is more appropriate than the estimated annual effective tax rate method because the significant impact of expected energy efficiency tax credits for the current fiscal year prevents the Company from reliably estimating its annual effective tax rate.
We recognized income tax benefit of $17.6 million and $16.1 million for the three and six months ended March 31, 2026, compared to income tax expense of $1.4 million and $1.4 million for the three and six months ended March 31, 2025. Income tax benefit for the six months ended March 31, 2026 was primarily driven by income tax benefit on loss from operations, energy efficiency tax credits generated from closings during the current fiscal year, and a discrete tax benefit from tax credits related to prior year activities, partially offset by permanent differences, and stock-based compensation activity in the period. Income tax expense for the six months ended March 31, 2025 was primarily driven by income tax expense on earnings from operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2026, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 and Section 383 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2025, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2025 Annual Report.

(11) Stock-Based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
in thousands	2026	2025	2026	2025
Stock-based compensation expense	$1,876	$1,712	$3,430	$3,625
Stock Options
Following is a summary of stock option activity for the six months ended March 31, 2026:

	Six Months Ended
	March 31, 2026
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,642	$23.14
Granted	20,769	22.92
Outstanding at end of period	22,411	22.93
Exercisable at end of period	100	$27.98
As of March 31, 2026 and September 30, 2025, total unrecognized compensation cost related to unvested stock options was $0.2 million and less than $0.1 million, respectively. The remaining cost as of March 31, 2026 is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Awards
During the six months ended March 31, 2026, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the six months ended March 31, 2026:

	Six Months Ended March 31, 2026
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	307,097	402,025	709,122
Granted	174,243	388,707	562,950
Vested	(140,035)	(219,548)	(359,583)
Forfeited(a)	(4,624)	(2,491)	(7,115)
End of period	336,681	568,693	905,374
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
As of March 31, 2026 and September 30, 2025, total unrecognized compensation costs related to unvested restricted stock awards were $14.5 million and $9.1 million, respectively. The costs remaining as of March 31, 2026 are expected to be recognized over a weighted average period of 2.1 years.

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
Following is a summary of the components of basic and diluted (loss) income per share for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands (except per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(904)	$12,778	$(33,501)	$15,908

Denominator:
Basic weighted-average shares	27,990	30,119	28,464	30,274
Dilutive effect of restricted stock awards	—	146	—	201
Dilutive effect of stock options	—	—	—	4
Diluted weighted-average shares(a)	27,990	$30,265	28,464	30,479

(Loss) income per share:
Basic	$(0.03)	$0.42	$(1.18)	$0.53
Diluted	$(0.03)	$0.42	$(1.18)	$0.52
(a) The following potentially dilutive shares were excluded from the calculation of diluted (loss) income per share as a result of their anti-dilutive effect. Due to the reported net loss for the three and six months ended March 31, 2026, all common stock equivalents were excluded from the computation of diluted loss per share for that respective period because inclusion would have resulted in anti-dilution.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2026	2025	2026	2025
Stock options	22	1	22	1
Time-based restricted stock	569	179	569	102
Performance-based restricted stock	337	48	337	—
(13) Other Liabilities
Other liabilities include the following as of March 31, 2026 and September 30, 2025:

in thousands	As of March 31, 2026	As of September 30, 2025
Accrued compensation and benefits	$20,443	$43,793
Customer deposits	21,077	14,260
Accrued interest	23,327	23,211
Warranty reserves	11,202	13,564
Litigation accruals	27,607	9,930
Income tax liabilities	—	32
Obligations related to land not owned under option agreements	21,691	—
Other	52,981	55,655
Total	$178,328	$160,445

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

The following tables provide financial information about our reportable segments and Corporate and unallocated component for the periods presented:

	Three Months Ended March 31, 2026
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$236,856	$97,125	$75,865	$409,846	$—	$409,846
Home construction and land sale expenses	201,711	83,053	62,825	347,589	12,262	359,851
Inventory impairments and abandonments	1,174	—	—	1,174	121	1,295
Commissions	8,324	2,522	2,544	13,390	—	13,390
Sales and marketing	8,845	3,235	2,579	14,659	3,934	18,593
Other general and administrative expenses	9,049	3,660	2,847	15,556	16,045	31,601
Depreciation and amortization	1,678	328	531	2,537	1,547	4,084
Operating income (loss)	$6,075	$4,327	$4,539	$14,941	$(33,909)	$(18,968)
Other income, net						433
Loss before income taxes						$(18,535)

	Six Months Ended March 31, 2026
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$460,360	$190,584	$122,393	$773,337	$—	$773,337
Home construction and land sale expenses	393,889	162,572	102,530	658,991	24,777	683,768
Inventory impairments and abandonments	2,523	899	—	3,422	243	3,665
Commissions	16,047	5,119	4,240	25,406	—	25,406
Sales and marketing	17,559	6,372	4,731	28,662	9,208	37,870
Other general and administrative expenses	16,610	6,959	5,414	28,983	36,330	65,313
Depreciation and amortization	3,476	803	927	5,206	2,920	8,126
Operating income (loss)	$10,256	$7,860	$4,551	$22,667	$(73,478)	$(50,811)
Other income, net						1,211
Loss before income taxes						$(49,600)

	Three Months Ended March 31, 2025
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$373,856	$120,856	$70,627	$565,339	$—	$565,339
Home construction and land sale expenses	301,889	102,885	59,037	463,811	15,002	478,813
Inventory impairments and abandonments	528	—	—	528	—	528
Commissions	12,545	3,773	2,465	18,783	—	18,783
Sales and marketing	7,894	2,719	1,917	12,530	3,597	16,127
Other general and administrative expenses	9,007	3,374	3,074	15,455	17,617	33,072
Depreciation and amortization	2,518	548	397	3,463	1,184	4,647
Operating income (loss)	$39,475	$7,557	$3,737	$50,769	$(37,400)	$13,369
Other income, net						799
Income before income taxes						$14,168

	Six Months Ended March 31, 2025
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$672,772	$230,738	$130,782	$1,034,292	$—	$1,034,292
Home construction and land sale expenses	545,798	196,100	109,429	851,327	24,361	875,688
Inventory impairments and abandonments	528	—	—	528	—	528
Commissions	23,107	7,193	4,596	34,896	—	34,896
Sales and marketing	15,140	5,402	3,916	24,458	6,582	31,040
Other general and administrative expenses	16,601	6,810	5,788	29,199	38,732	67,931
Depreciation and amortization	4,709	1,004	695	6,408	2,294	8,702
Operating income (loss)	$66,889	$14,229	$6,358	$87,476	$(71,969)	$15,507
Other income, net						1,827
Income before income taxes						$17,334
The following table presents assets by segment as of March 31, 2026 and September 30, 2025:

in thousands	March 31, 2026	September 30, 2025
Assets
West	$1,145,883	$1,060,650
East	482,256	451,299
Southeast	527,339	461,110
Corporate and unallocated(a)	602,002	636,649
Total assets	$2,757,480	$2,609,708
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
•geopolitical disruptions, acts of war, terrorist attacks and other geopolitical developments outside the Company’s control, including the ongoing military conflicts between Russia and Ukraine and in the Middle East, which have heightened, and may continue to heighten, existing economic uncertainty and contribute to increases in mortgage rates, higher energy prices, and other adverse macroeconomic pressures;
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
•market conditions and other factors outside our control that adversely impact our ability to execute on our planned share repurchases or asset sales;
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
Market Conditions and Strategy
During the second quarter of fiscal 2026, sales paces reflected positive early momentum before plateauing in March with the disruption from geopolitical events. The military conflict in the Middle East heightened existing economic uncertainty and contributed to a rapid increase in mortgage rates, sharply higher energy prices, and other adverse macroeconomic pressures. Despite these uncertainties, the Company continued to execute on several margin-enhancing cost and mix initiatives that are expected to be realized over the remainder of fiscal 2026.
In response to the persistent affordability concerns and overall economic uncertainty, we have maintained a disciplined approach to operations and capital allocation. We continue to focus on our differentiated product strategy, increasing margins, selling non-strategic assets, and improving the efficiency of our land spend to support community count growth and facilitate share repurchases. Further, we are utilizing capital-efficient option agreements, when possible, to finance land spending, while keeping a prudent balance between optioned lots and on-balance sheet inventory.
With our common stock trading below book value, we accelerated our share buyback in the second quarter and repurchased 1.2 million shares of our common stock, approximately 4.0% of our outstanding shares at the end of our fiscal first quarter, for an aggregate $30.0 million. This brings our year-to-date share repurchases to $45.1 million, equating to approximately 6.3% of our outstanding shares at fiscal year end 2025. We expect to continue buyback activity in the coming quarters, using a portion of land sale proceeds to fund the repurchases.
We believe the Company is uniquely positioned to address affordability concerns of today’s buyers and deliver a superior product and buying experience. Our differentiated strategy focuses on:
•Advanced Home Performance, which provides energy savings and lower utility bills, cleaner air, and a quieter and more durable home,
•Curated Choices, which include competitive mortgage pricing to drive customer savings, and a range of floorplan and style options,
•Elevated Experiences, highlighting our easy shopping process and trusted homebuyer support teams to drive high customer satisfaction, and
•Community Impact, featuring the Beazer Charity Foundation and our commitment to make a positive impact in the communities where we build.
Together, these lower the total ongoing costs of homeownership and deliver meaningful financial and lifestyle benefits that make buying a Beazer home more attainable and rewarding.
We continue to work towards our Multi-Year Goals, which include reaching more than 200 active communities by the end of fiscal 2027, reducing our net debt to net capitalization ratio to the low-30% range by the end of fiscal 2027, and achieving a double-digit compound annual growth rate in book value per share from the end of fiscal 2024 through fiscal 2027. We are confident in our differentiated product strategy, the value of our assets, and our ability to generate improving returns for our shareholders.
Overview of Results for Our Fiscal Second Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended March 31, 2026 and a comparison to the quarter ended March 31, 2025:
•During the quarter ended March 31, 2026, our average active community count of 167 was up 2.9% from 163 in the prior year quarter. We ended the quarter with 169 active communities, up 4.3% from 162 a year ago, as we continue to make strides towards reaching 200 active communities by the end of fiscal 2027.
•During the quarter ended March 31, 2026, orders per community per month were 2.1 compared to 2.3 in the prior year quarter, and our net new orders were 1,048, down 4.6% from 1,098 in the prior year quarter. The decrease in sales pace compared to the prior year reflected weaker consumer sentiment driven by affordability challenges and uncertainties in the macroeconomic environment. We continue to adjust prices, features and incentives to align with the current competitive market conditions.

•As of March 31, 2026, our land position included 24,824 controlled lots, down 12.3% from 28,290 as of March 31, 2025. We invested $187.0 million in land acquisition and land development during the quarter ended March 31, 2026, down from $197.0 million during the quarter ended March 31, 2025. We continued to manage our land spend and lot position to improve our capital efficiency and support future community count growth. As part of these efforts, we have realigned the portfolio, divested non-strategic assets, and improved the efficiency of our land spend by using lot option agreements. As of March 31, 2026, we had 14,145 lots, or 59.9% of our total active lots, under option agreements as compared to 16,322 lots, or 59.3% of our total active lots, under option agreements as of March 31, 2025.
•Our Average Selling Price (ASP) for homes closed during the quarter ended March 31, 2026 was $525.4 thousand, up 2.0% from $515.3 thousand in the prior year quarter. Our backlog ASP as of March 31, 2026 was $582.1 thousand, up 6.8% from $544.9 thousand in the prior year quarter. The increase in closing and backlog ASP compared to the prior year quarter was primarily due to changes in product and community mix.
•Homebuilding gross margin for the quarter ended March 31, 2026 was 12.0%, down from 15.1% compared to the prior year quarter. Homebuilding gross margin was impacted by inventory impairment and abandonment charges of $1.3 million during the quarter ended March 31, 2026 related to a project in progress community in our Houston market, principally due to a reduction in price driven by the competitive market dynamics. Refer to Note 4 to the condensed consolidated financial statements included in this Form 10-Q for further discussion. Homebuilding gross margin, excluding impairments, abandonments and interest amortization, for the quarter ended March 31, 2026 was 15.6%, down from 18.3% in the prior year quarter. The decrease in homebuilding gross margin compared to the prior year quarter was primarily due to an increase in price concessions and closing cost incentives, and changes in product and community mix.
•SG&A for the quarter ended March 31, 2026 was 15.5% of total revenue, up from 12.0% in the prior year quarter. The increase in SG&A as a percentage of total revenue compared to the prior year quarter was primarily due to lower homebuilding revenue. SG&A expense was $63.6 million for the quarter ended March 31, 2026, down 6.5% compared to the prior year quarter primarily due to lower commissions. We remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three and six months ended March 31, 2026 may not be indicative of our full year results.

RESULTS OF OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
$ in thousands	2026	2025	2026	2025
Revenue:
Homebuilding	$397,748	$556,032	$757,490	$1,016,454
Land sales and other	12,098	9,307	15,847	17,838
Total	$409,846	$565,339	$773,337	$1,034,292
Gross profit:
Homebuilding	$47,639	$84,132	$85,055	$154,107
Land sales and other	1,061	1,866	849	3,969
Total	$48,700	$85,998	$85,904	$158,076
Gross margin:
Homebuilding(a)	12.0%	15.1%	11.2%	15.2%
Land sales and other(b)	8.8%	20.0%	5.4%	22.3%
Total	11.9%	15.2%	11.1%	15.3%
Commissions	$13,390	$18,783	$25,406	$34,896
General and administrative expenses (G&A)	$50,194	$49,199	$103,183	$98,971
SG&A (commissions plus G&A) as a percentage of total revenue	15.5%	12.0%	16.6%	12.9%
G&A as a percentage of total revenue	12.2%	8.7%	13.3%	9.6%
Depreciation and amortization	$4,084	$4,647	$8,126	$8,702
Operating (loss) income	$(18,968)	$13,369	$(50,811)	$15,507
Operating (loss) income as a percentage of total revenue	(4.6)%	2.4%	(6.6)%	1.5%
Effective tax rate(c)	95.1%	9.8%	32.5%	8.2%
Inventory impairments and abandonments	$1,295	$528	$3,665	$528
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 15.6% and 18.3% for the three months ended March 31, 2026 and 2025, respectively, and 14.9% and 18.3% for the six months ended March 31, 2026 and 2025, respectively. A litigation-related charge was recognized during the six months ended March 31, 2026, which reduced homebuilding gross margin, excluding impairments, abandonments, and interest, by 0.8%. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax (benefit) expense for the period divided by (loss) income before income taxes. Our income tax (benefit) expense is not always directly correlated to the amount of pre-tax (loss) income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Our tax credits are predominantly due to the energy efficiency of our homes, with credits valued between $2,000 and $5,000 per single family home. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA repeals many of the energy efficiency credits enacted under the Inflation Reduction Act, including our ability to claim energy efficient new home tax credits for homes that close after June 30, 2026. For the three and six months ended March 31, 2026, the Company's effective tax rates were also affected by a change in the approach used to calculate the interim income tax provision, reducing comparability with the prior year periods. Refer to Note 10 to the condensed consolidated financial statements included in this Form 10-Q for additional details.

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
The following table reconciles our net (loss) income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,			LTM Ended March 31,(a)
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25	2026	2025	26 vs 25
Net (loss) income (GAAP)	$(904)	$12,778	$(13,682)	$(33,501)	$15,908	$(49,409)	$(3,821)	$95,184	$(99,005)
(Benefit) expense from income taxes	(17,631)	1,390	(19,021)	(16,099)	1,426	(17,525)	(22,263)	12,416	(34,679)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	13,892	17,758	(3,866)	25,815	31,668	(5,853)	73,013	72,640	373
EBIT (Non-GAAP)	(4,643)	31,926	(36,569)	(23,785)	49,002	(72,787)	46,929	180,240	(133,311)
Depreciation and amortization	4,084	4,647	(563)	8,126	8,702	(576)	18,592	17,763	829
EBITDA (Non-GAAP)	(559)	36,573	(37,132)	(15,659)	57,704	(73,363)	65,521	198,003	(132,482)
Stock-based compensation expense	1,876	1,712	164	3,430	3,625	(195)	7,143	7,954	(811)
Inventory impairments and abandonments(b)	1,260	528	732	3,564	528	3,036	14,533	2,524	12,009
Adjusted EBITDA (Non-GAAP)	$2,577	$38,813	$(36,236)	$(8,665)	$61,857	$(70,522)	$87,197	$208,481	$(121,284)
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

in thousands	As of March 31, 2026	As of March 31, 2025
Total debt (GAAP)	$1,225,996	$1,082,231
Stockholders' equity (GAAP)	1,170,780	1,228,067
Total capitalization (GAAP)	$2,396,776	$2,310,298
Total debt to total capitalization ratio (GAAP)	51.2%	46.8%

Total debt (GAAP)	$1,225,996	$1,082,231
Less: cash and cash equivalents (GAAP)	116,440	85,082
Net debt (Non-GAAP)	1,109,556	997,149
Stockholders' equity (GAAP)	1,170,780	1,228,067
Net capitalization (Non-GAAP)	$2,280,336	$2,225,216
Net debt to net capitalization ratio (Non-GAAP)	48.7%	44.8%

Homebuilding Operations Data
The following table summarizes net new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2026	2025	26 vs 25	2026	2025
West	599	665	(9.9)%	15.0%	18.2%
East	249	257	(3.1)%	12.9%	16.6%
Southeast	200	176	13.6%	9.1%	12.0%
Total	1,048	1,098	(4.6)%	13.5%	16.9%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2026	2025	26 vs 25	2026	2025
West	1,057	1,254	(15.7)%	17.7%	17.8%
East	425	484	(12.2)%	15.2%	15.2%
Southeast	329	292	12.7%	8.6%	14.4%
Total	1,811	2,030	(10.8)%	15.6%	16.7%
Net new orders for the quarter ended March 31, 2026 decreased to 1,048, down 4.6% from the quarter ended March 31, 2025. The decrease in net new orders compared to the prior year quarter was driven by a 7.2% decrease in sales pace from 2.3 orders per community per month in the prior year quarter to 2.1, partially offset by a 2.9% increase in average active community count from 163 in the prior year quarter to 167.
Net new orders for the six months ended March 31, 2026 decreased to 1,811, down 10.8% from the six months ended March 31, 2025. The decrease in net new orders compared to the prior year period was driven by a 13.6% decrease in sales pace from 2.1 orders per community per month in the prior year period to 1.8, partially offset by a 3.3% increase in average active community count from 162 in the prior year period to 167.
Three Months Ended March 31, 2026 as compared to 2025
West Segment: Net new orders for the quarter ended March 31, 2026 decreased to 599, down 9.9% from the quarter ended March 31, 2025. The decrease in net new orders compared to the prior year quarter was driven by a 12.5% decrease in sales pace from 2.2 orders per community per month in the prior year quarter to 1.9, partially offset by a 3.0% increase in average active community count from 101 in the prior year quarter to 104.
East Segment: Net new orders for the quarter ended March 31, 2026 decreased to 249, down 3.1% from the quarter ended March 31, 2025. The decrease in net new orders compared to the prior year quarter was driven by a 9.3% decrease in average active community count from 36 in the prior year quarter to 32, partially offset by a 6.9% increase in sales pace from 2.4 orders per community per month in the prior year quarter to 2.6.
Southeast Segment: Net new orders for the quarter ended March 31, 2026 increased to 200, up 13.6% from the quarter ended March 31, 2025. The increase in net new orders compared to the prior year quarter was driven by a 19.2% increase in average active community count from 26 in the prior year quarter to 31, partially offset by a 4.7% decrease in sales pace from 2.3 orders per community per month in the prior year quarter to 2.2. The growth in average active communities is mainly attributed to our Atlanta submarket.
Six Months Ended March 31, 2026 as compared to 2025
West Segment: Net new orders for the six months ended March 31, 2026 decreased to 1,057, down 15.7% from the six months ended March 31, 2025. The decrease in net new orders was driven by an 18.8% decrease in sales pace from 2.1 orders per community per month to 1.7, partially offset by a 3.8% increase in average active community count from 102 to 106.
East Segment: Net new orders for the six months ended March 31, 2026 decreased to 425, down 12.2% from the six months ended March 31, 2025. The decrease in net new orders was driven by a 10.3% decrease in average active community count from 36 to 32 and a 2.1% decrease in sales pace from 2.3 orders per community per month to 2.2.

Southeast Segment: Net new orders for the six months ended March 31, 2026 increased to 329, up 12.7% from the six months ended March 31, 2025. The increase in net new orders was driven by a 20.8% increase in average active community count from 25 to 30, partially offset by a 6.7% decrease in sales pace from 2.0 orders per community per month to 1.8. The growth in average active communities is mainly attributed to our Atlanta submarket.
The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025	26 vs 25
Backlog Units:
West	687	931	(26.2)%
East	315	368	(14.4)%
Southeast	297	227	30.8%
Total	1,299	1,526	(14.9)%
Aggregate dollar value of homes in backlog (in millions)	$756.1	$831.5	(9.1)%
ASP in backlog (in thousands)	$582.1	$544.9	6.8%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The decrease in backlog units was primarily due to beginning the fiscal quarter with fewer backlog units and year-over-year lower net new orders for the quarter ended March 31, 2026. The aggregate dollar value of homes in backlog as of March 31, 2026 decreased 9.1% compared to March 31, 2025 due to a 14.9% decrease in backlog units, partially offset by a 6.8% increase in the ASP of homes in backlog. The increase in backlog ASP compared to the prior year quarter was primarily due to changes in product and community mix.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$231,285	$365,141	(36.7)%	$503.9	$516.5	(2.4)%	459	707	(35.1)%
East	90,781	120,420	(24.6)%	563.9	523.6	7.7%	161	230	(30.0)%
Southeast	75,682	70,471	7.4%	552.4	496.3	11.3%	137	142	(3.5)%
Total	$397,748	$556,032	(28.5)%	$525.4	$515.3	2.0%	757	1,079	(29.8)%

	Six Months Ended March 31,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$451,494	$657,004	(31.3)%	$504.5	$510.1	(1.1)%	895	1,288	(30.5)%
East	183,907	228,984	(19.7)%	544.1	531.3	2.4%	338	431	(21.6)%
Southeast	122,089	130,466	(6.4)%	545.0	488.6	11.5%	224	267	(16.1)%
Total	$757,490	$1,016,454	(25.5)%	$519.9	$511.8	1.6%	1,457	1,986	(26.6)%
Three Months Ended March 31, 2026 as compared to 2025
West Segment: Homebuilding revenue decreased by 36.7% for the three months ended March 31, 2026 compared to the prior year quarter due to a 35.1% decrease in closings and a 2.4% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year quarter.
East Segment: Homebuilding revenue decreased by 24.6% for the three months ended March 31, 2026 compared to the prior year quarter due to a 30.0% decrease in closings, partially offset by a 7.7% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year quarter.
Southeast Segment: Homebuilding revenue increased by 7.4% for the three months ended March 31, 2026 compared to the prior year quarter due to an 11.3% increase in ASP, partially offset by a 3.5% decrease in closings. The decrease in closings was primarily due to lower volume of spec homes that sold and closed within the current fiscal quarter, partially offset by higher beginning backlog and improved construction cycle times compared to the prior year quarter.
Six Months Ended March 31, 2026 as compared to 2025
West Segment: Homebuilding revenue decreased by 31.3% for the six months ended March 31, 2026 compared to the six months ended March 31, 2025 due to a 30.5% decrease in closings and a 1.1% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year period.
East Segment: Homebuilding revenue decreased by 19.7% for the six months ended March 31, 2026 compared to the six months ended March 31, 2025 due to a 21.6% decrease in closings, partially offset by a 2.4% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year period.
Southeast Segment: Homebuilding revenue decreased by 6.4% for the six months ended March 31, 2026 compared to the six months ended March 31, 2025 due to a 16.1% decrease in closings, partially offset by an 11.5% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year period.

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

	Three Months Ended March 31, 2026
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$32,540	14.1%	$1,174	$33,714	14.6%	$—	$33,714	14.6%
East	13,250	14.6%	—	13,250	14.6%	—	13,250	14.6%
Southeast	12,914	17.1%	—	12,914	17.1%	—	12,914	17.1%
Corporate & unallocated(a)	(11,065)		121	(10,944)		13,087	2,143
Total homebuilding	$47,639	12.0%	$1,295	$48,934	12.3%	$13,087	$62,021	15.6%

	Three Months Ended March 31, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$69,205	19.0%	$528	$69,733	19.1%	$—	$69,733	19.1%
East	17,677	14.7%	—	17,677	14.7%	—	17,677	14.7%
Southeast	11,486	16.3%	—	11,486	16.3%	—	11,486	16.3%
Corporate & unallocated(a)	(14,236)		—	(14,236)		17,226	2,990
Total homebuilding	$84,132	15.1%	$528	$84,660	15.2%	$17,226	$101,886	18.3%

	Six Months Ended March 31, 2026
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$61,876	13.7%	$2,478	$64,354	14.3%	$—	$64,354	14.3%
East	26,952	14.7%	21	26,973	14.7%	—	26,973	14.7%
Southeast	19,659	16.1%	—	19,659	16.1%	—	19,659	16.1%
Corporate & unallocated (a)	(23,432)		121	(23,311)		24,841	1,530
Total homebuilding	$85,055	11.2%	$2,620	$87,675	11.6%	$24,841	$112,516	14.9%

	Six Months Ended March 31, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$122,513	18.6%	$528	$123,041	18.7%	$—	$123,041	18.7%
East	34,050	14.9%	—	34,050	14.9%	—	34,050	14.9%
Southeast	21,139	16.2%	—	21,139	16.2%	—	21,139	16.2%
Corporate & unallocated (a)	(23,595)		—	(23,595)		31,136	7,541
Total homebuilding	$154,107	15.2%	$528	$154,635	15.2%	$31,136	$185,771	18.3%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable. For the six months ended March 31, 2026, Corporate and unallocated also included a litigation-related charge that reduced total homebuilding gross margin, excluding impairments, abandonments, and interest, by 0.8%.
Three Months Ended March 31, 2026 as compared to 2025
Our homebuilding gross profit decreased by $36.5 million to $47.6 million for the three months ended March 31, 2026, compared to $84.1 million in the prior year quarter. The decrease in homebuilding gross profit compared to the prior year quarter was primarily due to a decrease in homebuilding revenue of $158.3 million and a decrease in gross margin of 310 basis points to 12.0%. As shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairment and abandonment charges, which increased by $0.8 million, and interest amortized to homebuilding cost of sales, which decreased by $4.1 million compared to the prior year quarter (refer to Note 4 and Note 5 to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $39.9 million compared to the prior year quarter, while homebuilding gross margin decreased by 270 basis points to 15.6%. The decrease in gross margin for the three months ended March 31, 2026 compared to the prior year quarter was due to an increase in price concessions and closing cost incentives, and changes in product and community mix.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $36.7 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.6%, down from 19.1% in the prior year quarter, primarily due to an increase in price concessions and closing cost incentives, and changes in product and community mix.
East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $4.4 million due to a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, remained relatively flat at 14.6% compared to 14.7% in the prior year quarter, as reductions in direct construction costs largely offset increases in price concessions and land costs.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit increased by $1.4 million due to an increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 17.1%, up from 16.3% in the prior year quarter, primarily due to a decrease in price concessions and reductions in direct construction costs.

Six Months Ended March 31, 2026 as compared to 2025
Our homebuilding gross profit decreased by $69.1 million to $85.1 million for the six months ended March 31, 2026, from $154.1 million in the prior year period. The decrease in homebuilding gross profit was primarily due to a decrease in homebuilding revenue of $259.0 million and a decrease in gross margin of 400 basis points to 11.2%. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the six-month period was impacted by impairment and abandonment charges, which increased by $2.1 million, and interest amortized to homebuilding cost of sales, which decreased by $6.3 million year-over-year (refer to Note 4 and Note 5 to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $73.3 million compared to the prior year period, while homebuilding gross margin decreased by 340 basis points to 14.9%. The decrease in gross margin for the six months ended March 31, 2026 compared to the prior year period was primarily due to an increase in price concessions and closing cost incentives, changes in product and community mix, and a litigation-related charge recognized in Corporate and unallocated during the quarter ended December 31, 2025 (refer to Note 8 of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion). The litigation-related charge reduced homebuilding gross margin, excluding impairments, abandonments, and interest, by 0.8%.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $60.6 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.3%, down from 18.7% in the prior year period, primarily due to an increase in price concessions and closing cost incentives and changes in product and community mix.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $7.1 million due to a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, remained relatively flat at 14.7% compared to 14.9% in the prior year period, as reductions in direct construction costs largely offset increases in price concessions and land costs.
Southeast Segment: Compared to the prior year period, homebuilding gross profit decreased by $1.5 million due to a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, remained relatively flat at 16.1% compared to 16.2% in the prior year period, as reductions in direct construction costs largely offset increases in price concessions and land costs.
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$5,571	$8,715	$(3,144)	$1,431	$2,234	$(803)
East	6,344	436	5,908	822	294	528
Southeast	183	156	27	126	104	22
Corporate and unallocated(a)	—	—	—	(1,318)	(766)	(552)
Total	$12,098	$9,307	$2,791	$1,061	$1,866	$(805)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Six Months Ended March 31,			Six Months Ended March 31,
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$8,866	$15,768	$(6,902)	$2,072	$3,933	$(1,861)
East	6,677	1,754	4,923	161	588	(427)
Southeast	304	316	(12)	204	214	(10)
Corporate and unallocated(a)	—	—	—	(1,588)	(766)	(822)
Total	$15,847	$17,838	$(1,991)	$849	$3,969	$(3,120)
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sales related to land and lots sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at fair value less cost to sell.
For the three months ended March 31, 2026, land sales and other revenue increased by $2.8 million to $12.1 million, and land sales and other gross profit decreased by $0.8 million to $1.1 million compared to the prior year quarter. For the six months ended March 31, 2026, land sales and other revenue decreased by $2.0 million to $15.8 million, and land sales and other gross profit decreased by $3.1 million to $0.8 million compared to the prior year period. Also, during the six months ended March 31, 2026, we recognized $1.0 million in land held for sale impairment charges related to two held for sale communities in our West and East segments.
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

Operating Income
The table below summarizes operating income by reportable segment and Corporate and unallocated for the periods presented:

	Three Months Ended March 31,			Six Months Ended March 31,
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$6,075	$39,475	$(33,400)	$10,256	$66,889	(56,633)
East	4,327	7,557	(3,230)	7,860	14,229	(6,369)
Southeast	4,539	3,737	802	4,551	6,358	(1,807)
Corporate and unallocated(a)	(33,909)	(37,400)	3,491	(73,478)	(71,969)	(1,509)
Operating (loss) income	$(18,968)	$13,369	$(32,337)	$(50,811)	$15,507	$(66,318)
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
Our operating income decreased by $32.3 million to a loss of $19.0 million for the three months ended March 31, 2026, compared to operating income of $13.4 million for the three months ended March 31, 2025. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A expense decreased 6.5% compared to the prior year primarily due to lower commissions expense on lower homebuilding revenue. SG&A as a percentage of total revenue increased by 350 basis points compared to the prior year quarter, from 12.0% to 15.5%, primarily due to lower homebuilding revenue.
Our operating income decreased by $66.3 million to a loss of $50.8 million for the six months ended March 31, 2026, compared to operating income of $15.5 million for the six months ended March 31, 2025. This decrease compared to the prior year period was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A expense decreased 3.9% compared to the prior year primarily due to lower commissions expense on lower homebuilding revenue, partially offset by higher sales and marketing costs. SG&A as a percentage of total revenue increased by 370 basis points compared to the prior year period, from 12.9% to 16.6%, primarily due to lower homebuilding revenue.
Three Months Ended March 31, 2026 as compared to 2025
West Segment: The $33.4 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
East Segment: The $3.2 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
Southeast Segment: The $0.8 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed and lower other G&A costs, partially offset by higher sales and marketing costs.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended March 31, 2026, corporate and unallocated net expenses decreased by $3.5 million from the prior year quarter primarily due to lower amortization of capitalized interest costs expensed to homebuilding cost of sales on lower closings and homebuilding revenue, and lower G&A costs.

Six Months Ended March 31, 2026 as compared to 2025
West Segment: The $56.6 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
East Segment: The $6.4 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed and higher sales and marketing costs, partially offset by lower commission expenses on lower homebuilding revenue.
Southeast Segment: The $1.8 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
Corporate and Unallocated: For the six months ended March 31, 2026, corporate and unallocated net expenses increased by $1.5 million from the prior year period primarily due to a litigation-related charge (refer to Note 8 to the condensed consolidated financial statements included in this Form 10-Q for further discussion), partially offset by lower amortization of capitalized interest costs expensed to homebuilding cost of sales on lower closings and homebuilding revenue.
Income Taxes
Our income tax expense or benefit and related effective tax rate are affected by a variety of factors, including, but not limited to, tax credits, permanent differences and other discrete items. A comparison of our effective tax rates should also consider the changes in valuation allowance in periods when a change occurs. As such, our income tax expense or benefit is not always directly correlated to the amount of pre-tax income or loss for the associated periods. For the three and six months ended March 31, 2026, the Company's effective tax rates were also affected by a change in the approach used to calculate the interim income tax provision, reducing comparability with the prior year periods. Refer to Note 10 to the condensed consolidated financial statements included in this Form 10-Q for additional details.
We recognized income tax benefit of $17.6 million and $16.1 million for the three and six months ended March 31, 2026, compared to income tax expense of $1.4 million and $1.4 million for the three and six months ended March 31, 2025. Income tax benefit for the six months ended March 31, 2026 was primarily driven by income tax benefit on loss from operations, energy efficiency tax credits generated from closings during the current fiscal year, and a discrete tax benefit from tax credits related to prior year activities, partially offset by permanent differences, and stock-based compensation activity in the period. Income tax expense for the six months ended March 31, 2025 was primarily driven by income tax expense on earnings from operations and permanent differences, partially offset by energy efficiency tax credits generated from expected closings during the current fiscal year, and stock-based compensation activity in the period.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Six Months Ended March 31,
in thousands	2026	2025
Net cash used in operating activities	$(228,792)	$(155,934)
Net cash used in investing activities	(14,349)	(9,401)
Net cash provided by financing activities	144,971	31,193
Net decrease in cash, cash equivalents, and restricted cash	$(98,170)	$(134,142)

Operating Activities
Net cash used in operating activities was $228.8 million for the six months ended March 31, 2026. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $224.8 million resulting from land acquisition, land development and house construction spending and loss before income taxes of $49.6 million, which included $15.2 million of non-cash charges. This was partially offset by cash inflows from a net decrease in non-inventory working capital balances of $30.5 million.
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
Investing Activities
Net cash used in investing activities was $14.3 million for the six months ended March 31, 2026, primarily driven by capital expenditures for model homes and information systems infrastructure and purchases of investment securities.
Net cash used in investing activities was $9.4 million for the six months ended March 31, 2025, primarily driven by capital expenditures for model homes and information systems infrastructure, partially offset by proceeds from maturities in investment securities.
Financing Activities
Net cash provided by financing activities was $145.0 million for the six months ended March 31, 2026, primarily driven by net borrowings from our Unsecured Facility, partially offset by common stock repurchases under our share repurchase program, tax payments for stock-based compensation awards vesting, and debt issuance costs incurred to increase the borrowing capacity and extend the term of our Unsecured Facility (refer to Note 6 to the condensed consolidated financial statements included in this Form 10-Q for further discussion).
Net cash provided by financing activities was $31.2 million for the six months ended March 31, 2025, primarily driven by net borrowings from our Unsecured Facility, partially offset by common stock repurchases under our share repurchase program and tax payments for stock-based compensation awards vesting.
Financial Position
As of March 31, 2026, our liquidity position consisted of $116.4 million in cash and cash equivalents and $284.7 million of remaining capacity under the Unsecured Facility, compared to $85.1 million in cash and cash equivalents and $292.6 million of remaining capacity under the Unsecured Facility as of March 31, 2025.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $525.0 million, which includes a letter of credit facility of up to $100.0 million. As of March 31, 2026, we had $195.0 million in borrowings and $45.3 million in letters of credit were outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $284.7 million.

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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In March 2026, S&P reaffirmed the Company’s corporate credit rating of B, reaffirmed the Company's Senior Notes' rating of B, and revised the Company's outlook from stable to negative. Also in March 2026, Moody's revised the Company's issuer corporate family rating from B1 to B2, the Company's Senior Notes rating from B1 to a B2, and reaffirmed the Company's outlook of stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. These ratings are not recommendations to buy, sell or hold debt securities. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Share Repurchases and Dividends Paid
In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date and repurchases may be conducted through open market purchases, 10b5-1 plans, accelerated share repurchases, or private transactions. The Company repurchased 1.2 million shares of its common stock for an aggregate $30.0 million (inclusive of commissions and exclusive of accrued excise tax) at an average price per share of $25.54 during the three months ended March 31, 2026. This brings the total repurchases for the six months ended March 31, 2026 to 1.9 million shares of common stock for $45.1 million at an average price per share of $24.12. During the three and six months ended March 31, 2025, 905 thousand shares were repurchased for $20.6 million at an average price per share of $22.73. All shares have been retired upon repurchase. As of March 31, 2026, the remaining availability of the share repurchase program was $42.3 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and six months ended March 31, 2026 or 2025.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of March 31, 2026, we controlled 24,824 lots, which includes 251 lots of land held for future development and 954 lots of land held for sale. Of the 23,619 active lots, we controlled 14,145 of these lots, or 59.9%, through option agreements, as compared to 16,322 active lots controlled, or 59.3% of our total active lots, through option agreements as of March 31, 2025. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.

Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $373.4 million as of March 31, 2026. The total remaining purchase price, net of cash deposits, committed under all options was $1.64 billion as of March 31, 2026. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit, surety bonds, and surety-backed letters of credit of $45.3 million, $364.3 million, and $4.6 million respectively, as of March 31, 2026, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2025 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the six months ended March 31, 2026 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of March 31, 2026, we had variable rate debt outstanding related to our Junior Subordinated Notes and outstanding borrowings under our Unsecured Facility totaling approximately $274.5 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $3.0 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of March 31, 2026 was $951.9 million, compared to a carrying amount of $951.5 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $951.9 million to $978.3 million as of March 31, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 at a reasonable assurance level.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company's common stock repurchases during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
January 1 - January 31, 2026	—	$—	—	$72,332,062
February 1 - February 28, 2026	1,175,773	25.54	30,023,509	42,308,554
March 1 - March 31, 2026	—	—	—	42,308,554
Total	1,175,773	$25.54	30,023,509	$42,308,554
(a) In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date and repurchases may be conducted through open market purchases, 10b5-1 plans, accelerated share repurchases, or private transactions. As of March 31, 2026, the remaining availability of the share repurchase program was $42.3 million.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1
Certificate of Amendment, dated February 5, 2026, to the Amended and Restated Certificate of Incorporation of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 5, 2026)

10.1
Third Amendment, dated as of March 13, 2026, to the Credit Agreement, dated as of October 13, 2022, among the Company, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as an issuing lender and administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 17, 2026)

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

Date:	April 30, 2026	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer