Form 10-Q
period 2026-06-30
BEAZER HOMES USA INC
filed 2026-08-07
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Number of shares of common stock outstanding as of August 4, 2026: 26,679,623

BEAZER HOMES USA, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

in thousands (except share and per share data)	June 30, 2026	September 30, 2025
ASSETS
Cash and cash equivalents	$124,641	$214,705
Restricted cash	3,418	3,866
Accounts receivable (net of allowance of $260 and $266, respectively)	96,621	78,145
Income tax receivable	2,309	—
Inventory	2,369,470	2,029,433
Deferred tax assets, net	166,191	142,647
Property and equipment, net	55,262	47,945
Operating lease right-of-use assets	29,572	34,987
Goodwill	11,376	11,376
Other assets	45,890	46,604
Total assets	$2,904,750	$2,609,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$177,337	$143,481
Operating lease liabilities	26,345	27,762
Other liabilities	144,946	160,445
Total debt (net of debt issuance costs of $10,888 and $6,611, respectively)	1,409,132	1,029,114
Total liabilities	1,757,760	1,360,802
Stockholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 27,330,791 issued and outstanding and 29,762,293 issued and outstanding, respectively)	27	30
Paid-in capital	760,918	825,103
Retained earnings	386,045	423,773
Total stockholders’ equity	1,146,990	1,248,906
Total liabilities and stockholders’ equity	$2,904,750	$2,609,708
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands (except per share data)	2026	2025	2026	2025
Total revenue	$516,306	$545,367	$1,289,643	$1,579,659
Home construction and land sales expenses	447,863	462,448	1,131,631	1,338,136
Inventory impairments and abandonments	2,342	10,339	6,007	10,867
Gross profit	66,101	72,580	152,005	230,656
Commissions	17,156	18,615	42,562	53,511
General and administrative expenses	55,386	53,104	158,569	152,075
Depreciation and amortization	4,924	4,571	13,050	13,273
Operating (loss) income	(11,365)	(3,710)	(62,176)	11,797
Loss on extinguishment of debt, net	(668)	—	(668)	—
Other income, net	1,532	1,204	2,743	3,031
(Loss) income before income taxes	(10,501)	(2,506)	(60,101)	14,828
Benefit from income taxes	(6,274)	(2,182)	(22,373)	(756)
Net (loss) income	$(4,227)	$(324)	$(37,728)	$15,584
Weighted-average number of shares:
Basic	26,510	29,440	27,813	29,996
Diluted	26,510	29,440	27,813	30,238
(Loss) income per share:
Basic	$(0.16)	$(0.01)	$(1.36)	$0.52
Diluted	$(0.16)	$(0.01)	$(1.36)	$0.52
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of March 31, 2026	28,332	$28	$780,480	$390,272	$1,170,780
Net loss and comprehensive loss	—	—	—	(4,227)	(4,227)
Stock-based compensation expense	—	—	1,711	—	1,711
Shares issued under employee stock plans, net	4	—	—	—	—
Forfeiture and other settlements of restricted stock	(3)	—	—	—	—
Common stock redeemed for tax liability	(2)	—	(45)	—	(45)
Share repurchases	(1,000)	(1)	(21,228)	—	(21,229)
Balance as of June 30, 2026	27,331	$27	$760,918	$386,045	$1,146,990

	Nine Months Ended June 30, 2026
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2025	29,762	$30	$825,103	$423,773	$1,248,906
Net loss and comprehensive loss	—	—	—	(37,728)	(37,728)
Stock-based compensation expense	—	—	5,141	—	5,141
Shares issued under employee stock plans, net	569	1	(1)	—	—
Forfeiture and other settlements of restricted stock	(10)	—	—	—	—
Common stock redeemed for tax liability	(117)	—	(2,537)	—	(2,537)
Share repurchases	(2,873)	(4)	(66,788)	—	(66,792)
Balance as of June 30, 2026	27,331	$27	$760,918	$386,045	$1,146,990

	Three Months Ended June 30, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of March 31, 2025	30,303	$30	$833,944	$394,093	$1,228,067
Net loss and comprehensive loss	—	—	—	(324)	(324)
Stock-based compensation expense	—	—	1,817	—	1,817
Stock option exercises	—	—	1	—	1
Shares issued under employee stock plans, net	12	—	—	—	—
Forfeiture and other settlements of restricted stock	(2)	—	—	—	—
Common stock redeemed for tax liability	(1)	—	(15)	—	(15)
Share repurchases	(586)	—	(12,515)	—	(12,515)
Balance as of June 30, 2025	29,726	$30	$823,232	$393,769	$1,217,031

	Nine Months Ended June 30, 2025
	Common Stock		Paid-in Capital	Retained Earnings
in thousands	Shares	Amount			Total
Balance as of September 30, 2024	31,048	$31	$853,895	$378,185	$1,232,111
Net income and comprehensive income	—	—	—	15,584	15,584
Stock-based compensation expense	—	—	5,442	—	5,442
Stock option exercises	11	—	107	—	107
Shares issued under employee stock plans, net	286	—	—	—	—
Forfeiture and other settlements of restricted stock	(32)	—	—	—	—
Common stock redeemed for tax liability	(96)	—	(3,136)	—	(3,136)
Share repurchases	(1,491)	(1)	(33,076)	—	(33,077)
Balance as of June 30, 2025	29,726	$30	$823,232	$393,769	$1,217,031
See accompanying notes to condensed consolidated financial statements.

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
in thousands	2026	2025
Cash flows from operating activities:
Net (loss) income	$(37,728)	$15,584
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,050	13,273
Stock-based compensation expense	5,141	5,442
Inventory impairments and abandonments	6,007	10,867
Benefit from income taxes	(22,373)	(756)
Gain on disposal of fixed assets	(122)	(192)
Loss on extinguishment of debt, net	668	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,476)	(10,701)
Increase in income tax receivable	(2,309)	(1,532)
Increase in inventory	(342,589)	(258,908)
Decrease (increase) in other assets	3,541	(4,377)
Increase in trade accounts payable	33,856	20,139
Decrease in other liabilities	(14,340)	(7,035)
Net cash used in operating activities	(375,674)	(218,196)
Cash flows from investing activities:
Capital expenditures	(20,367)	(21,027)
Proceeds from sale of fixed assets	122	192
Purchases of investment securities	(1,374)	(965)
Proceeds from maturities of investment securities	—	9,144
Net cash used in investing activities	(21,619)	(12,656)
Cash flows from financing activities:
Repayment of debt	(357,255)	—
Proceeds from issuance of debt	400,000	—
Repayment of borrowings from credit facility	(425,000)	(260,000)
Borrowings from credit facility	765,000	375,000
Debt issuance costs	(7,242)	(230)
Repurchase of common stock	(66,185)	(33,077)
Tax payments for stock-based compensation awards	(2,537)	(3,136)
Stock option exercises	—	107
Net cash provided by financing activities	306,781	78,664
Net decrease in cash, cash equivalents, and restricted cash	(90,512)	(152,188)
Cash, cash equivalents, and restricted cash at beginning of period	218,571	242,610
Cash, cash equivalents, and restricted cash at end of period	$128,059	$90,422
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
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2025 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The results of the Company's consolidated operations presented herein for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year due to seasonal variations in our operations and other factors.
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

Share Repurchase Program
In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date and repurchases may be conducted through open market purchases, 10b5-1 plans, accelerated share repurchases, or private transactions. The Company repurchased 1.0 million shares of its common stock for an aggregate $21.0 million (inclusive of commissions and exclusive of accrued excise tax) at an average price per share of $21.01 during the three months ended June 30, 2026. This brings the total repurchases for the nine months ended June 30, 2026 to 2.9 million shares of common stock for $66.2 million (inclusive of commissions and exclusive of accrued excise tax) at an average price per share of $23.04.
During the three months ended June 30, 2025, 586 thousand shares were repurchased for $12.5 million at an average price per share of $21.38 (inclusive of commissions and exclusive of accrued excise tax). During the nine months ended June 30, 2025, 1.5 million shares were repurchased for $33.1 million at an average price per share of $22.20 (inclusive of commissions and exclusive of accrued excise tax).
Since the authorization of the share repurchase program in April 2025, we have repurchase an aggregated 3.5 million shares of common stock for $78.7 million at an average price per share of $22.75. All shares have been retired upon repurchase. As of June 30, 2026, the remaining availability of the share repurchase program was $21.3 million.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the process specified in Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
The following table presents our total revenue disaggregated by revenue stream for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2026	2025	2026	2025
Homebuilding revenue	$490,870	$535,390	$1,248,360	$1,551,844
Land sales and other revenue	25,436	9,977	41,283	27,815
Total revenue(a)	$516,306	$545,367	$1,289,643	$1,579,659
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
Homebuilding revenue is generally recognized when title to and possession of the home is transferred to the buyer on the closing date. The performance obligation to deliver the home is generally satisfied in less than one year from the original contract date. Home sale contract assets consist of cash from home closings held by title companies in escrow for our benefit, typically for less than five days, and are considered accounts receivable. Contract liabilities include customer deposits related to sold but undelivered homes and totaled $21.3 million and $14.3 million as of June 30, 2026 and September 30, 2025, respectively. Of the customer deposits outstanding as of September 30, 2025, $1.1 million and $12.4 million were recognized in revenue during the three and nine months ended June 30, 2026, upon closing of the related homes.
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

Recent Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for our fiscal year ending September 30, 2026. Early adoption is permitted and the amendments in this update should be applied on a prospective basis. The Company is still evaluating the impact of the adoption of ASU 2023-09 and expects to include additional disclosures within the consolidated financial statements for the fiscal year ending September 30, 2026.
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
Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for the costs of internal-use software by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for our fiscal year ending September 30, 2029, and interim reporting periods within this annual reporting period. Early adoption is permitted and the amendments in this update may be applied on a retrospective, modified transition, or prospective basis. The Company does not expect the adoption of ASU 2025-06 to have a material impact on our consolidated financial statements and disclosures.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity as well as a reconciliation of total cash balances between the condensed consolidated balance sheets and condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended
	June 30,
in thousands	2026	2025
Supplemental disclosure of non-cash activity:
Increase in operating lease right-of-use assets(a)	$3,834	$1,493
Increase in operating lease liabilities(a)	$3,834	$1,493
Supplemental disclosure of cash activity:
Interest payments	$74,167	$67,645
Income tax payments	$3,513	$9,930
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$124,641	$82,932
Restricted cash	3,418	7,490
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$128,059	$90,422
(a) Represents leases renewed or additional leases that commenced during the nine months ended June 30, 2026 and 2025.

(4) Inventory
The components of our inventory are as follows as of June 30, 2026 and September 30, 2025:

in thousands	As of June 30, 2026	As of September 30, 2025
Homes under construction	$934,394	$692,327
Land under development	1,054,354	1,065,702
Land held for future development	19,489	19,489
Land held for sale	87,542	47,368
Capitalized interest	156,554	131,845
Model homes	92,321	72,702
Land not owned under option agreements	24,816	—
Total inventory	$2,369,470	$2,029,433
Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction, including costs of the underlying lot, direct construction costs and capitalized indirect costs. As of June 30, 2026, we had 2,532 homes under construction, including 1,403 speculative (spec) homes totaling $513.1 million (1,016 in-process spec homes totaling $339.6 million, and 387 finished spec homes totaling $173.5 million). As of September 30, 2025, we had 1,800 homes under construction, including 1,078 spec homes totaling $417.4 million (577 in-process spec homes totaling $201.8 million, and 501 finished spec homes totaling $215.6 million).
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

Total inventory by reportable segment and Corporate and unallocated is presented in the table below as of June 30, 2026 and September 30, 2025:

in thousands	Projects in Progress(a)	Land Held for Future Development	Land Held for Sale	Total Inventory
June 30, 2026
West	$1,066,860	$3,483	$50,472	$1,120,815
East	457,324	10,888	18,365	486,577
Southeast	490,081	5,118	18,705	513,904
Corporate and unallocated(b)	248,174	—	—	248,174
Total	$2,262,439	$19,489	$87,542	$2,369,470
September 30, 2025
West	$944,601	$3,483	$29,052	$977,136
East	387,954	10,888	16,086	414,928
Southeast	418,497	5,118	2,230	425,845
Corporate and unallocated(b)	211,524	—	—	211,524
Total	$1,962,576	$19,489	$47,368	$2,029,433
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
The following table presents, by reportable segment and Corporate and unallocated, our total impairment and abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2026	2025	2026	2025
Projects in Progress:
West	$—	$2,236	$1,174	$2,236
Southeast	—	5,404	—	5,404
Corporate and unallocated(a)	—	1,002	121	1,002
Total impairment charges on projects in progress	—	8,642	1,295	8,642
Land Held for Sale:
West	$1,028	$845	1,073	845
East	1,015	—	1,893	—
Corporate and unallocated(a)	299	621	421	621
Total impairment charges on land held for sale	2,342	1,466	3,387	1,466
Abandonments:
West	—	—	1,304	528
East	—	—	21	—
Southeast	—	231	—	231
Total abandonments charges	—	231	1,325	759
Total impairment and abandonment charges	$2,342	$10,339	$6,007	$10,867
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
No project in progress impairments were recognized during the three months ended June 30, 2026. During the nine months ended June 30, 2026, we recognized a $1.3 million projects in progress impairment charge in one community located in our Houston market, principally due to a reduction in price driven by the competitive market dynamics. During the three and nine months ended June 30, 2025, we recognized $8.6 million of projects in progress impairments.
The following table presents by reportable segment and Corporate and unallocated details of the impairment charges taken on projects in progress for the period presented:

$ in thousands	Results of Impairment Analysis
	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Time of Impairment(b)
Nine Months Ended June 30, 2026
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
The following table presents the ranges or values of significant quantitative unobservable inputs we used in determining the fair value of the communities impaired during the period presented:

$ in thousands
Unobservable Inputs	Nine Months Ended June 30, 2026
Average selling price	$375
Closings per community per month	1 - 3
Discount rate	14.0%

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
During the three months ended June 30, 2026, we recognized $2.3 million of land held for sale impairment charges related to four communities in our West and East segments. This brings the total for the nine months ended June 30, 2026 to $3.4 million of land held for sale impairment charges. Estimated fair value less selling cost for these impaired assets at the time of impairment was $34.0 million. The fair values of the impaired land held for sale assets were determined using Level 3 unobservable inputs. During the three and nine months ended June 30, 2025, we recognized $1.5 million of land held for sale impairments.
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
No abandonment charges were recognized during the three months ended June 30, 2026. During the nine months ended June 30, 2026, we recognized $1.3 million of abandonment charges. During the three and nine months ended June 30, 2025, we recognized $0.2 million and $0.8 million of abandonment charges. As we grow our business in the years ahead, the dollar value of abandonment charges may also grow.
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
The following table provides a summary of our interests in lot option agreements as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026	As of September 30, 2025
in thousands
Deposits and non-refundable pre-acquisition costs incurred(a)	$387,422	$333,435
Remaining purchase price if lot option agreements are exercised	$1,631,298	$1,610,171
(a) Amount is included as a component of land under development and land not owned under option agreements within our inventory in the condensed consolidated balance sheets.

(5) Interest
Interest capitalized during the three and nine months ended June 30, 2026 and 2025 was based upon the balance of inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2026	2025	2026	2025
Capitalized interest in inventory, beginning of period	$147,786	$134,292	$131,845	$124,182
Interest incurred	25,458	22,441	67,214	64,219
Capitalized interest impaired	(192)	(1,096)	(293)	(1,096)
Capitalized interest amortized to home construction and land sales expenses(a)	(16,498)	(17,878)	(42,212)	(49,546)
Capitalized interest in inventory, end of period	$156,554	$137,759	$156,554	$137,759
(a) Capitalized interest amortized to home construction and land sales expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(6) Borrowings
The Company's debt, net of unamortized debt issuance costs consisted of the following as of June 30, 2026 and September 30, 2025:

in thousands	Maturity Date	June 30, 2026	September 30, 2025
5.875% Senior Notes (2027 Notes)	October 2027	$—	$357,255
7.250% Senior Notes (2029 Notes)	October 2029	350,000	350,000
7.500% Senior Notes (2031 Notes)	March 2031	250,000	250,000
8.000% Senior Notes (2032 Notes)	January 2032	400,000	—
Unamortized debt issuance costs		(10,888)	(6,611)
Total Senior Notes, net		989,112	950,644
Junior Subordinated Notes (net of unamortized accretion of $20,753 and $22,303, respectively)	July 2036	80,020	78,470
Senior Unsecured Revolving Credit Facility	March 2030	340,000	—
Total debt, net		$1,409,132	$1,029,114
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
As of June 30, 2026, we had $340.0 million in borrowings and $45.8 million in letters of credit outstanding under the Unsecured Facility, resulting in a remaining capacity of $139.2 million. The weighted-average interest rate on outstanding borrowings as of June 30, 2026 was 6.97%. The Unsecured Facility requires compliance with certain covenants, including affirmative covenants, negative covenants and financial covenants. As of June 30, 2026, the Company believes it was in compliance with all such covenants.

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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur certain types of additional indebtedness, and make certain investments. Compliance with the Senior Note covenants does not significantly impact the Company's operations. The Company believes it was in compliance with the covenants contained in the indentures of all of its Senior Notes as of June 30, 2026.
In June 2026, we issued and sold $400.0 million aggregate principal amount of the 2032 Notes at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2032 Notes is payable semiannually, beginning in January 2027. The 2032 Notes will mature in January 2032. The covenants related to the 2032 Notes are substantially consistent with our other Senior Notes.
During the three months ended June 30, 2026, we redeemed the remaining $357.3 million of our outstanding 2027 Notes using proceeds from the issuance of the 2032 Notes, resulting in a loss on extinguishment of debt of $0.7 million. The Company has terminated, cancelled, and discharged all of its obligations under the 2027 Notes as of June 30, 2026. No debt repurchases were made during the three and nine months ended June 30, 2025.

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

8.000% Senior Notes	June 2026	January 2032
On or prior to July 15, 2028, we may redeem up to 35% of the aggregate principal amount of the 2032 Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.000% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, provided at least 65% of the aggregate principal amount of the 2032 Notes originally issued remains outstanding immediately after such redemption.

Callable at any time prior to July 15, 2028, in whole or in part, at a redemption price equal to 100.000% of the principal amount, plus a customary make-whole premium; on or after July 15, 2028, callable at a redemption price equal to 104.000% of the principal amount; on or after July 15, 2029, callable at a redemption price equal to 102.000% of the principal amount; on or after July 15, 2030, callable at a redemption price equal to 100.000% of the principal amount, plus, in each case, accrued and unpaid interest.

Junior Subordinated Notes
The Company's unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036 and have an aggregate principal balance of $100.8 million as of June 30, 2026. The securities have a floating interest rate as defined in the Junior Subordinated Notes Indentures, which was a weighted-average of 6.38% as of June 30, 2026. The obligations relating to these notes are subordinated to the Unsecured Facility and the Senior Notes. In January 2010, the Company restructured $75.0 million of these notes (Restructured Notes) and recorded them at their then estimated fair value. Over the remaining life of the Restructured Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2026, the unamortized accretion was $20.8 million and will be amortized over the remaining life of the Restructured Notes. The remaining $25.8 million of the Junior Subordinated Notes are subject to the terms of the original agreement, have a floating interest rate equal to a three-month SOFR plus 2.71% per annum, resetting quarterly, and are redeemable in whole or in part at par value. The material terms of the $75.0 million Restructured Notes are identical to the terms of the original agreement except that the floating interest rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, beginning on June 1, 2012, the Company has the option to redeem the $75.0 million principal balance in whole or in part at 75% of par value, and beginning on June 1, 2022, the redemption price has increased by 1.785% annually. As of June 30, 2026, the Company believes it was in compliance with all covenants under the Junior Subordinated Notes.

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
Operating lease expense is included as a component of general and administrative expenses in our condensed consolidated statements of operations. Sublease income and variable lease expenses are de minimis. The following table presents operating lease expense and cash payments on lease liabilities for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2026	2025	2026	2025
Operating lease expense	$3,428	$1,172	$10,272	$3,481
Cash payments on lease liabilities	$2,155	$1,154	$6,244	$3,435
At June 30, 2026 and 2025, the weighted-average remaining lease term and discount rate were as follows:

	As of June 30,
	2026	2025
Weighted-average remaining lease term	5.2 years	6.2 years
Weighted-average discount rate	5.30%	6.43%
The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2026:

Fiscal Years Ending September 30,
in thousands
2026(a)	$2,409
2027	7,184
2028	5,492
2029	4,678
2030	3,864
Thereafter	7,986
Total lease payments(b)	31,613
Less: imputed interest	5,268
Total operating lease liabilities	$26,345
(a) Remaining lease payments are for the period beginning July 1, 2026 through September 30, 2026.
(b) Lease payments exclude $3.5 million of legally binding minimum lease payments for office leases signed but not yet commenced. The related right-of-use asset and operating lease liability are not reflected on the Company's condensed consolidated balance sheet as of June 30, 2026.

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
Changes in warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2026	2025	2026	2025
Balance at beginning of period	$11,202	$11,554	$13,564	$12,717
Warranty provision	2,494	1,521	5,994	4,766
Warranty expenditures	(1,535)	(2,162)	(7,397)	(6,570)
Balance at end of period	$12,161	$10,913	$12,161	$10,913
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
We have an accrual of $12.3 million and $9.9 million in other liabilities on our condensed consolidated balance sheets related to litigation matters as of June 30, 2026 and September 30, 2025, respectively.
Surety Bonds and Letters of Credit
We had outstanding letters of credit, surety bonds, and surety-backed letters of credit of $45.8 million, $361.3 million, and $4.6 million, respectively, as of June 30, 2026, related principally to our obligations to local governments to construct roads and other improvements in various developments.
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
Determining within which hierarchical level an asset or liability falls requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table presents the period-end balances of assets measured at fair value on a recurring basis for each hierarchy level:

in thousands	Level 1	Level 2	Level 3	Total
As of June 30, 2026
Deferred compensation plan assets(a)	$6,764	$—	$—	$6,764
As of September 30, 2025
Deferred compensation plan assets(a)	$8,661	$—	$—	$8,661
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

The following table presents the carrying value and estimated fair value of certain other financial liabilities as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
in thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities(a)
Senior Notes(b)	$989,112	$1,004,386	$950,644	$968,634
Junior Subordinated Notes(c)	80,020	80,020	78,470	78,470
Total financial liabilities	$1,069,132	$1,084,406	$1,029,114	$1,047,104
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

(10) Income Taxes
Income Tax Provision
Our income tax expense or benefit is not always directly correlated to the amount of pre-tax income or loss for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Historically, the Company's income tax provision for quarterly interim periods was based on an estimated annual effective income tax rate, adjusted for the effect of discrete items arising in that quarter. For the three and nine months ended June 30, 2026, the Company utilized the discrete effective tax rate method, as allowed by ASC Subtopic 740- 270, Income Taxes—Interim Reporting, to calculate its interim income tax provision. The discrete method is applied when the use of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The Company believes that use of the discrete method is more appropriate than the estimated annual effective tax rate method because the significant impact of expected energy efficiency tax credits for the current fiscal year prevents the Company from reliably estimating its annual effective tax rate.
We recognized income tax benefit of $6.3 million and $22.4 million for the three and nine months ended June 30, 2026, compared to income tax benefit of $2.2 million and $0.8 million for the three and nine months ended June 30, 2025. Income tax benefit for the nine months ended June 30, 2026 was primarily driven by income tax benefit on loss from operations and energy efficiency tax credits generated from closings during the current fiscal year, partially offset by permanent differences and stock-based compensation activity in the period. Income tax benefit for the nine months ended June 30, 2025 was primarily driven by energy efficiency tax credits generated from expected closings during the current fiscal year and stock-based compensation activity in the period, partially offset by income tax expense on earnings from continuing operations and permanent differences.
Deferred Tax Assets and Liabilities
The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2026, management concluded that it is more likely than not that all of our federal and certain state deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. At this time, our conclusions on the valuation allowance and Internal Revenue Code Section 382 and Section 383 limitations related to our deferred tax assets remain consistent with the determinations we made during the period ended September 30, 2025, and such conclusions are based on similar company specific and industry factors to those discussed in Note 12 to the consolidated financial statements within our 2025 Annual Report.

(11) Stock-Based Compensation
Stock-based compensation expense is included in general and administrative expenses in our condensed consolidated statements of operations. The following table presents a summary of stock-based compensation expense related to stock options and restricted stock awards for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
in thousands	2026	2025	2026	2025
Stock-based compensation expense	$1,711	$1,817	$5,141	$5,442
Stock Options
Following is a summary of stock option activity for the nine months ended June 30, 2026:

	Nine Months Ended
	June 30, 2026
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,642	$23.14
Granted	20,769	22.92
Outstanding at end of period	22,411	22.93
Exercisable at end of period	150	$27.90
As of June 30, 2026 and September 30, 2025, total unrecognized compensation cost related to unvested stock options was $0.2 million and less than $0.1 million, respectively. The remaining cost as of June 30, 2026 is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock Awards
During the nine months ended June 30, 2026, the Company issued time-based and performance-based restricted stock awards. The time-based restricted shares granted to our non-employee directors vest on the first anniversary of the grant, while the time-based restricted shares granted to our executive officers and other employees generally vest ratably over three years from the date of grant. Performance-based restricted share awards vest subject to the achievement of performance and market conditions over a three-year performance period.
Following is a summary of restricted stock activity for the nine months ended June 30, 2026:

	Nine Months Ended June 30, 2026
	Performance-Based Restricted Shares	Time-Based Restricted Shares	Total Restricted Shares
Beginning of period	307,097	402,025	709,122
Granted	175,175	392,085	567,260
Vested	(140,035)	(225,317)	(365,352)
Forfeited(a)	(6,051)	(4,033)	(10,084)
End of period	336,186	564,760	900,946
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
As of June 30, 2026 and September 30, 2025, total unrecognized compensation costs related to unvested restricted stock awards were $12.0 million and $9.1 million, respectively. The costs remaining as of June 30, 2026 are expected to be recognized over a weighted average period of 2.0 years.

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
Following is a summary of the components of basic and diluted (loss) income per share for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands (except per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(4,227)	$(324)	$(37,728)	$15,584

Denominator:
Basic weighted-average shares	26,510	29,440	27,813	29,996
Dilutive effect of restricted stock awards	—	—	—	240
Dilutive effect of stock options	—	—	—	2
Diluted weighted-average shares(a)	26,510	29,440	27,813	30,238

(Loss) income per share:
Basic	$(0.16)	$(0.01)	$(1.36)	$0.52
Diluted	$(0.16)	$(0.01)	$(1.36)	$0.52
(a) The following potentially dilutive shares were excluded from the calculation of diluted (loss) income per share as a result of their anti-dilutive effect. Due to the reported net loss for the three and nine months ended June 30, 2026 and the three months ended June 30, 2025, all common stock equivalents were excluded from the computation of diluted loss per share for that respective period because inclusion would have resulted in anti-dilution.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2026	2025	2026	2025
Stock options	22	2	22	1
Time-based restricted stock	565	370	565	110
Performance-based restricted stock	336	307	336	2
(13) Other Liabilities
Other liabilities include the following as of June 30, 2026 and September 30, 2025:

in thousands	As of June 30, 2026	As of September 30, 2025
Accrued compensation and benefits	$21,491	$43,793
Customer deposits	21,309	14,260
Accrued interest	12,803	23,211
Warranty reserves	12,161	13,564
Litigation accruals	12,340	9,930
Income tax liabilities	—	32
Obligations related to land not owned under option agreements	13,980	—
Other	50,862	55,655
Total	$144,946	$160,445

(14) Segment Information
Per ASC Topic 280, Segment Reporting (ASC 280), an operating segment is defined as a component of an enterprise that engages in business activities from which it earns revenues and incurs expenses and has discrete financial information available that is reviewed regularly by the Company's chief operating decision maker (CODM) to evaluate performance, make operating decisions, and determine how to allocate resources. We have identified each homebuilding component as an operating segment because each homebuilding component is engaged in development, design, construction, marketing, and sale of homes as well as land and lot sales, and provides title examinations for our homebuyers in certain markets. In accordance with the aggregation criteria defined in ASC 280, we aggregate our homebuilding operating segments into reportable segments based on similar long-term economic characteristics and geographical proximity.
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

The following tables provide financial information about our reportable segments and Corporate and unallocated component for the periods presented:

	Three Months Ended June 30, 2026
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$287,324	$121,533	$107,449	$516,306	$—	$516,306
Home construction and land sales expenses	242,113	104,043	86,254	432,410	15,453	447,863
Inventory impairments and abandonments	1,028	1,015	—	2,043	299	2,342
Commissions	9,919	3,223	4,014	17,156	—	17,156
Sales and marketing	9,106	3,275	2,982	15,363	5,031	20,394
Other general and administrative expenses	8,261	3,685	3,387	15,333	19,659	34,992
Depreciation and amortization	2,033	774	859	3,666	1,258	4,924
Operating income (loss)	$14,864	$5,518	$9,953	$30,335	$(41,700)	$(11,365)
Loss on extinguishment of debt, net						(668)
Other income, net						1,532
Loss before income taxes						$(10,501)

	Nine Months Ended June 30, 2026
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$747,684	$312,117	$229,842	$1,289,643	$—	$1,289,643
Home construction and land sales expenses	636,002	266,615	188,784	1,091,401	40,230	1,131,631
Inventory impairments and abandonments	3,551	1,914	—	5,465	542	6,007
Commissions	25,966	8,342	8,254	42,562	—	42,562
Sales and marketing	26,665	9,647	7,713	44,025	14,239	58,264
Other general and administrative expenses	24,871	10,644	8,801	44,316	55,989	100,305
Depreciation and amortization	5,509	1,577	1,786	8,872	4,178	13,050
Operating income (loss)	$25,120	$13,378	$14,504	$53,002	$(115,178)	$(62,176)
Loss on extinguishment of debt, net						(668)
Other income, net						2,743
Loss before income taxes						$(60,101)

	Three Months Ended June 30, 2025
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$329,149	$149,160	$67,058	$545,367	$—	$545,367
Home construction and land sales expenses	269,198	122,495	55,112	446,805	15,643	462,448
Inventory impairments and abandonments	3,081	—	5,635	8,716	1,623	10,339
Commissions	11,489	4,630	2,496	18,615	—	18,615
Sales and marketing	7,796	2,865	2,302	12,963	3,900	16,863
Other general and administrative expenses	8,031	4,064	3,647	15,742	20,499	36,241
Depreciation and amortization	2,152	633	427	3,212	1,359	4,571
Operating income (loss)	$27,402	$14,473	$(2,561)	$39,314	$(43,024)	$(3,710)
Other income, net						1,204
Loss before income taxes						$(2,506)

	Nine Months Ended June 30, 2025
in thousands	West	East	Southeast	Reportable Segment Subtotal	Corporate and unallocated	Total
Revenue	$1,001,921	$379,898	$197,840	$1,579,659	$—	$1,579,659
Home construction and land sales expenses	814,996	318,595	164,541	1,298,132	40,004	1,338,136
Inventory impairments and abandonments	3,609	—	5,635	9,244	1,623	10,867
Commissions	34,596	11,823	7,092	53,511	—	53,511
Sales and marketing	22,936	8,267	6,218	37,421	10,482	47,903
Other general and administrative expenses	24,632	10,874	9,435	44,941	59,231	104,172
Depreciation and amortization	6,861	1,637	1,122	9,620	3,653	13,273
Operating income (loss)	$94,291	$28,702	$3,797	$126,790	$(114,993)	$11,797
Other income, net						3,031
Income before income taxes						$14,828
The following table presents assets by segment as of June 30, 2026 and September 30, 2025:

in thousands	June 30, 2026	September 30, 2025
Assets
West	$1,211,517	$1,060,650
East	519,134	451,299
Southeast	547,375	461,110
Corporate and unallocated(a)	626,724	636,649
Total assets	$2,904,750	$2,609,708
(a) Total assets at Corporate and unallocated include cash and cash equivalents, restricted cash, deferred taxes, capitalized interest and indirect costs, and other items that are not allocated to the segments.

(15) Subsequent Events
Merger with Dream Finders Homes, Inc.
On August 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dream Finders Homes, Inc. (“Dream Finders”) and Bulldogs Merger Sub, Inc., a wholly-owned subsidiary of Dream Finders (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Dream Finders has agreed to acquire the Company in an all-cash transaction for $33.50 per share of the Company’s common stock. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly-owned subsidiary of Dream Finders. Upon the consummation of the Merger, the Company will cease to be a publicly traded company. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. The Company does not believe these restrictions will prevent it from meeting its debt service obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. The transaction is currently expected to close during the fourth quarter of calendar 2026. Consummation of the Merger is subject to stockholder approval, regulatory approval and completion of other customary closing conditions.

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
These forward-looking statements involve risks, uncertainties and other factors, many of which are outside of our control, that could cause actual events or results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•risks related to the proposed transactions (Transactions) contemplated by the Agreement and Plan of Merger, dated August 6, 2026 by and among the Company, Dream Finders Homes, Inc. and Bulldogs Merger Sub, Inc., including but not limited to (i) the risk that the Transactions may not be completed in a timely manner or at all, which may adversely affect our businesses and the price of the shares of our common stock; (ii) the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee; (ii) unanticipated difficulties or expenditures relating to the Transactions, including the response of business partners and competitors to the announcement of the Transactions or difficulties in employee retention as a result of the announcement and pendency of the Transactions; (iv) risks related to diverting management’s attention from ongoing business operations; (v) the risk of any litigation relating to the Transactions; and (vii) risks relating to certain restrictions during the pendency of the Transactions that limit the ability of the Company to pursue certain business opportunities or strategic transactions;
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
Market Conditions and Strategy
During the third quarter of fiscal 2026, consumer sentiment remained near all-time lows, reflecting ongoing uncertainties around geopolitical events and economic conditions. While financial market volatility caused by the start of the military conflict in the Middle East has since subsided, energy prices have continued to fluctuate and mortgage rates remain elevated near 52-week highs. We believe these macro factors contributed to sales pace remaining relatively soft versus historical levels. Despite the impact of these trends on homebuyers, the Company continued to execute on several margin-enhancing cost and mix initiatives that were realized in the quarter.
In response to persistent affordability concerns and overall economic uncertainty, we have maintained a disciplined approach to operations and capital allocation. We continue to focus on our differentiated product strategy, increasing margins, selling non-strategic assets, and improving the efficiency of our land spend to support community count growth and facilitate share repurchases. Further, we are utilizing capital-efficient option agreements, when possible, to finance land spending, while keeping a prudent balance between optioned lots and on-balance sheet inventory.
With our common stock trading below book value, we continued our share buyback program in the third quarter, repurchasing another 1.0 million shares of our common stock, or approximately 3.5% of our outstanding shares at the end of our fiscal second quarter, for an aggregate $21.0 million. This brings our year-to-date share repurchases to $66.2 million, or 2.9 million shares, representing approximately 9.7% of our outstanding shares at fiscal year end 2025.
We believe the Company is uniquely positioned to address affordability concerns of today’s buyers and deliver a superior product and buying experience. Our differentiated strategy focuses on:
•Advanced Home Performance, which provides energy savings and lower utility bills, cleaner air, and a quieter and more durable home,
•Curated Choices, which include competitive mortgage pricing to drive customer savings, and a range of floorplan and interior design styles,
•Elevated Experiences, highlighting our easy shopping process and trusted homebuyer support teams to drive high customer satisfaction, and
•Community Impact, featuring the Beazer Charity Foundation and our commitment to make a positive impact in the communities where we build.
Together, these lower the total ongoing costs of homeownership and deliver meaningful financial and lifestyle benefits that make buying a Beazer home more attainable and rewarding.
Overview of Results for Our Fiscal Third Quarter
The following is a summary of our performance against certain key operating and financial metrics during the quarter ended June 30, 2026 and a comparison to the quarter ended June 30, 2025:
•During the quarter ended June 30, 2026, orders per community per month were 1.8 compared to 1.7 in the prior year quarter, and our net new orders were 900, up 4.5% from 861 in the prior year quarter. The year-over-year increase was primarily attributed to softer sales performance in the prior year quarter. However, the sales environment remains challenging due to affordability constraints, weaker consumer sentiment, and broader macroeconomic uncertainty. We continue to adjust prices, features and incentives to align with the current competitive market conditions.
•During the quarter ended June 30, 2026, our average active community count of 169 was up 0.8% from 167 in the prior year quarter. We ended the quarter with 170 active communities, up 1.8% from 167 a year ago, as we continue to work toward reaching 200 active communities by the end of fiscal 2027.

•As of June 30, 2026, our land position included 24,489 controlled lots, down 11.9% from 27,794 as of June 30, 2025. We invested $199.6 million in land acquisition and land development during the quarter ended June 30, 2026, up from $153.8 million during the quarter ended June 30, 2025. We continued to manage our land spend and lot position to improve our capital efficiency and support future community count growth. As part of these efforts, we have realigned the portfolio, divested non-strategic assets, and sustained the efficiency of our land spend by using lot option agreements. As of June 30, 2026, we had 13,841 lots, or 60.0% of our total active lots, under option agreements as compared to 16,195 lots, or 60.1% of our total active lots, under option agreements as of June 30, 2025.
•Our Average Selling Price (ASP) for homes closed during the quarter ended June 30, 2026 was $547.8 thousand, up 5.9% from $517.3 thousand in the prior year quarter. Our backlog ASP as of June 30, 2026 was $582.1 thousand, up 6.0% from $549.2 thousand in the prior year quarter. The increase in closing and backlog ASP compared to the prior year quarter was primarily due to changes in product and community mix.
•Homebuilding gross margin for the quarter ended June 30, 2026 was 13.6%, up from 13.5% compared to the prior year quarter. Homebuilding gross margin, excluding impairments, abandonments, and interest amortization, for the quarter ended June 30, 2026 was 16.9%, down from 18.4% in the prior year quarter. The decrease in homebuilding gross margin compared to the prior year quarter was primarily due to an increase in price concessions and closing cost incentives and changes in existing product and community mix. Although down year-over-year, homebuilding gross margin was up by 160 basis points sequentially from 12.0% in the prior fiscal quarter, and up 130 basis points from 15.6% sequentially when excluding impairments, abandonments, and interest amortization, primarily driven by reductions in direct construction costs and a larger share of closings from newer, higher-margin communities.
•SG&A for the quarter ended June 30, 2026 was 14.1% of total revenue, up from 13.2% in the prior year quarter. The increase in SG&A as a percentage of total revenue compared to the prior year quarter was primarily due to lower homebuilding revenue. SG&A expense was relatively flat compared to the prior year quarter, as we remain focused on prudently managing overhead costs.
Seasonal and Quarterly Variability
Our homebuilding operating cycle historically has reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, these seasonal patterns may be impacted by a variety of factors, including periods of market volatility and changes in mortgage interest rates, which may result in increased or decreased new orders and/or revenues and closings that are outside of the normal ranges typically realized on account of seasonality. Accordingly, our financial results for the three and nine months ended June 30, 2026 may not be indicative of our full year results.

RESULTS OF OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
$ in thousands	2026	2025	2026	2025
Revenue:
Homebuilding	$490,870	$535,390	$1,248,360	$1,551,844
Land sales and other	25,436	9,977	41,283	27,815
Total	$516,306	$545,367	$1,289,643	$1,579,659
Gross profit:
Homebuilding	$66,623	$72,474	$151,678	$226,581
Land sales and other	(522)	106	327	4,075
Total	$66,101	$72,580	$152,005	$230,656
Gross margin:
Homebuilding(a)	13.6%	13.5%	12.2%	14.6%
Land sales and other(b)	(2.1)%	1.1%	0.8%	14.7%
Total	12.8%	13.3%	11.8%	14.6%
Commissions	$17,156	$18,615	$42,562	$53,511
General and administrative expenses (G&A)	$55,386	$53,104	$158,569	$152,075
SG&A (commissions plus G&A) as a percentage of total revenue	14.1%	13.2%	15.6%	13.0%
G&A as a percentage of total revenue	10.7%	9.7%	12.3%	9.6%
Depreciation and amortization	$4,924	$4,571	$13,050	$13,273
Operating (loss) income	$(11,365)	$(3,710)	$(62,176)	$11,797
Operating (loss) income as a percentage of total revenue	(2.2)%	(0.7)%	(4.8)%	0.7%
Effective tax rate(c)	59.7%	87.1%	37.2%	(5.1)%
Inventory impairments and abandonments	$2,342	$10,339	$6,007	$10,867
(a) Excluding impairments, abandonments, and interest amortized to cost of sales, homebuilding gross margin was 16.9% and 18.4% for the three months ended June 30, 2026 and 2025, respectively, and 15.6% and 18.3% for the nine months ended June 30, 2026 and 2025, respectively. During the nine months ended June 30, 2026, homebuilding gross margin was impacted by a litigation-related charge associated with a confidential settlement agreement with a homeowners' association. This charge reduced homebuilding gross margin, excluding impairments, abandonments, and interest, by 0.5%. Please see the "Homebuilding Gross Profit and Gross Margin" section below for a reconciliation of homebuilding gross profit and the related gross margin excluding impairments and abandonments and interest amortized to cost of sales (non-GAAP measures) to homebuilding gross profit and gross margin, the most directly comparable GAAP measure.
(b) Calculated as land sales and other gross profit divided by land sales and other revenue.
(c) Calculated as tax (benefit) expense for the period divided by (loss) income before income taxes. Our income tax (benefit) expense is not always directly correlated to the amount of pre-tax (loss) income for the associated period due to a variety of factors, including, but not limited to, the impact of tax credits and permanent differences. Our tax credits are predominantly due to the energy efficiency of our homes, with credits valued between $2,000 and $5,000 per single family home. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA repeals many of the energy efficiency credits enacted under the Inflation Reduction Act, including our ability to claim energy efficient new home tax credits for homes that close after June 30, 2026. For the three and nine months ended June 30, 2026, the Company's effective tax rates were also affected by a change in the approach used to calculate the interim income tax provision, reducing comparability with the prior year periods. Refer to Note 10 to the condensed consolidated financial statements included in this Form 10-Q for additional details.

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
The following table reconciles our net (loss) income (GAAP) to Adjusted EBITDA (non-GAAP) for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30,(a)
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25	2026	2025	26 vs 25
Net (loss) income (GAAP)	$(4,227)	$(324)	$(3,903)	$(37,728)	$15,584	$(53,312)	$(7,724)	$67,650	$(75,374)
(Benefit) expense from income taxes	(6,274)	(2,182)	(4,092)	(22,373)	(756)	(21,617)	(26,355)	7,781	(34,136)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	16,690	18,974	(2,284)	42,505	50,642	(8,137)	70,729	74,347	(3,618)
EBIT (Non-GAAP)	6,189	16,468	(10,279)	(17,596)	65,470	(83,066)	36,650	149,778	(113,128)
Depreciation and amortization	4,924	4,571	353	13,050	13,273	(223)	18,945	18,442	503
EBITDA (Non-GAAP)	11,113	21,039	(9,926)	(4,546)	78,743	(83,289)	55,595	168,220	(112,625)
Stock-based compensation expense	1,711	1,817	(106)	5,141	5,442	(301)	7,037	7,297	(260)
Loss on extinguishment of debt, net	668	—	668	668	—	668	668	—	668
Inventory impairments and abandonments(b)	2,150	9,243	(7,093)	5,714	9,771	(4,057)	7,440	11,567	(4,127)
Adjusted EBITDA (Non-GAAP)	$15,642	$32,099	$(16,457)	$6,977	$93,956	$(86,979)	$70,740	$187,084	$(116,344)
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

in thousands	As of June 30, 2026	As of June 30, 2025
Total debt (GAAP)	$1,409,132	$1,143,173
Stockholders' equity (GAAP)	1,146,990	1,217,031
Total capitalization (GAAP)	$2,556,122	$2,360,204
Total debt to total capitalization ratio (GAAP)	55.1%	48.4%

Total debt (GAAP)	$1,409,132	$1,143,173
Less: cash and cash equivalents (GAAP)	124,641	82,932
Net debt (Non-GAAP)	1,284,491	1,060,241
Stockholders' equity (GAAP)	1,146,990	1,217,031
Net capitalization (Non-GAAP)	$2,431,481	$2,277,272
Net debt to net capitalization ratio (Non-GAAP)	52.8%	46.6%

Homebuilding Operations Data
The following table summarizes net new orders and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2026	2025	26 vs 25	2026	2025
West	520	482	7.9%	16.9%	23.9%
East	220	224	(1.8)%	14.4%	14.8%
Southeast	160	155	3.2%	14.4%	12.9%
Total	900	861	4.5%	15.9%	19.8%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2026	2025	26 vs 25	2026	2025
West	1,577	1,736	(9.2)%	17.4%	19.6%
East	645	708	(8.9)%	14.9%	15.1%
Southeast	489	447	9.4%	10.6%	13.9%
Total	2,711	2,891	(6.2)%	15.7%	17.7%
Net new orders for the quarter ended June 30, 2026 increased to 900, up 4.5% from the quarter ended June 30, 2025. The increase in net new orders compared to the prior year quarter was driven by a 3.7% increase in sales pace from 1.7 orders per community per month in the prior year quarter to 1.8 and a 0.8% increase in average active community count from 167 in the prior year quarter to 169.
Net new orders for the nine months ended June 30, 2026 decreased to 2,711, down 6.2% from the nine months ended June 30, 2025. The decrease in net new orders compared to the prior year period was driven by an 8.5% decrease in sales pace from 2.0 orders per community per month in the prior year period to 1.8, partially offset by a 2.4% increase in average active community count from 164 in the prior year period to 168.
Three Months Ended June 30, 2026 as compared to 2025
West Segment: Net new orders for the quarter ended June 30, 2026 increased to 520, up 7.9% from the quarter ended June 30, 2025. The increase in net new orders compared to the prior year quarter was driven by a 4.5% increase in average active community count from 103 in the prior year quarter to 107 and a 3.2% increase in sales pace from 1.57 orders per community per month in the prior year quarter to 1.62.
East Segment: Net new orders for the quarter ended June 30, 2026 decreased to 220, down 1.8% from the quarter ended June 30, 2025. The decrease in net new orders compared to the prior year quarter was driven by a 24.3% decrease in average active community count from 38 in the prior year quarter to 29, partially offset by a 29.8% increase in sales pace from 1.9 orders per community per month in the prior year quarter to 2.5.
Southeast Segment: Net new orders for the quarter ended June 30, 2026 increased to 160, up 3.2% from the quarter ended June 30, 2025. The increase in net new orders compared to the prior year quarter was driven by a 22.8% increase in average active community count from 26 in the prior year quarter to 32, partially offset by a 16.0% decrease in sales pace from 2.0 orders per community per month in the prior year quarter to 1.6.
Nine Months Ended June 30, 2026 as compared to 2025
West Segment: Net new orders for the nine months ended June 30, 2026 decreased to 1,577, down 9.2% from the nine months ended June 30, 2025. The decrease in net new orders was driven by a 12.7% decrease in sales pace from 1.9 orders per community per month to 1.7, partially offset by a 4.0% increase in average active community count from 102 to 106.
East Segment: Net new orders for the nine months ended June 30, 2026 decreased to 645, down 8.9% from the nine months ended June 30, 2025. The decrease in net new orders was driven by a 15.2% decrease in average active community count from 36 to 31, partially offset by a 7.5% increase in sales pace from 2.2 orders per community per month to 2.3.
Southeast Segment: Net new orders for the nine months ended June 30, 2026 increased to 489, up 9.4% from the nine months ended June 30, 2025. The increase in net new orders was driven by a 21.5% increase in average active community count from 25 to 31, partially offset by a 10.0% decrease in sales pace from 2.0 orders per community per month to 1.8.

The table below summarizes backlog units by reportable segment as well as the aggregate dollar value and ASP of homes in backlog as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025	26 vs 25
Backlog Units:
West	680	766	(11.2)%
East	348	336	3.6%
Southeast	275	250	10.0%
Total	1,303	1,352	(3.6)%
Aggregate dollar value of homes in backlog (in millions)	$758.5	$742.5	2.2%
ASP in backlog (in thousands)	$582.1	$549.2	6.0%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The decrease in backlog units was primarily due to beginning the fiscal quarter with fewer backlog units for the quarter ended June 30, 2026. The aggregate dollar value of homes in backlog as of June 30, 2026 increased 2.2% compared to June 30, 2025 due to a 6.0% increase in the ASP of homes in backlog, partially offset by a 3.6% decrease in backlog units. The increase in backlog ASP compared to the prior year quarter was primarily due to changes in product and community mix.

Homebuilding Revenue, Average Selling Price, and Closings
The table below summarizes homebuilding revenue, ASP of our homes closed, and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$277,527	$322,935	(14.1)%	$526.6	$499.1	5.5%	527	647	(18.5)%
East	106,190	145,587	(27.1)%	567.9	568.7	(0.1)%	187	256	(27.0)%
Southeast	107,153	66,868	60.2%	588.8	506.6	16.2%	182	132	37.9%
Total	$490,870	$535,390	(8.3)%	$547.8	$517.3	5.9%	896	1,035	(13.4)%

	Nine Months Ended June 30,
	Homebuilding Revenue			Average Selling Price			Closings
$ in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$729,021	$979,939	(25.6)%	$512.7	$506.4	1.2%	1,422	1,935	(26.5)%
East	290,097	374,571	(22.6)%	552.6	545.2	1.4%	525	687	(23.6)%
Southeast	229,242	197,334	16.2%	564.6	494.6	14.2%	406	399	1.8%
Total	$1,248,360	$1,551,844	(19.6)%	$530.5	$513.7	3.3%	2,353	3,021	(22.1)%
Three Months Ended June 30, 2026 as compared to 2025
West Segment: Homebuilding revenue decreased by 14.1% for the three months ended June 30, 2026 compared to the prior year quarter due to an 18.5% decrease in closings, partially offset by a 5.5% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year quarter.
East Segment: Homebuilding revenue decreased by 27.1% for the three months ended June 30, 2026 compared to the prior year quarter due to a 27.0% decrease in closings and a 0.1% decrease in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year quarter.
Southeast Segment: Homebuilding revenue increased by 60.2% for the three months ended June 30, 2026 compared to the prior year quarter due to a 37.9% increase in closings and a 16.2% increase in ASP. The increase in closings was primarily due to higher beginning backlog and improved construction cycle times compared to the prior year quarter.
Nine Months Ended June 30, 2026 as compared to 2025
West Segment: Homebuilding revenue decreased by 25.6% for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 due to a 26.5% decrease in closings, partially offset by a 1.2% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year period.
East Segment: Homebuilding revenue decreased by 22.6% for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 due to a 23.6% decrease in closings, partially offset by a 1.4% increase in ASP. The decrease in closings was primarily due to lower beginning backlog, partially offset by improved construction cycle times compared to the prior year period.
Southeast Segment: Homebuilding revenue increased by 16.2% for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 due to a 14.2% increase in ASP and a 1.8% increase in closings. The increase in closings was primarily due to higher beginning backlog and improved construction cycle times compared to the prior year period.

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

	Three Months Ended June 30, 2026
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$44,220	15.9%	$—	$44,220	15.9%	$—	$44,220	15.9%
East	16,283	15.3%	—	16,283	15.3%	—	16,283	15.3%
Southeast	20,970	19.6%	—	20,970	19.6%	—	20,970	19.6%
Corporate & unallocated(a)	(14,850)		—	(14,850)		16,103	1,253
Total homebuilding	$66,623	13.6%	$—	$66,623	13.6%	$16,103	$82,726	16.9%

	Three Months Ended June 30, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$56,256	17.4%	$2,236	$58,492	18.1%	$—	$58,492	18.1%
East	25,975	17.8%	—	25,975	17.8%	—	25,975	17.8%
Southeast	6,180	9.2%	5,635	11,815	17.7%	—	11,815	17.7%
Corporate & unallocated(a)	(15,937)		1,002	(14,935)		17,383	2,448
Total homebuilding	$72,474	13.5%	$8,873	$81,347	15.2%	$17,383	$98,730	18.4%

	Nine Months Ended June 30, 2026
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$106,096	14.6%	$2,478	$108,574	14.9%	$—	$108,574	14.9%
East	43,235	14.9%	21	43,256	14.9%	—	43,256	14.9%
Southeast	40,629	17.7%	—	40,629	17.7%	—	40,629	17.7%
Corporate & unallocated (a)	(38,282)		121	(38,161)		40,944	2,783
Total homebuilding	$151,678	12.2%	$2,620	$154,298	12.4%	$40,944	$195,242	15.6%

	Nine Months Ended June 30, 2025
$ in thousands	HB Gross Profit (GAAP)	HB Gross Margin (GAAP)	Impairments & Abandonments (I&A)	HB Gross Profit excluding I&A (Non-GAAP)	HB Gross Margin excluding I&A (Non-GAAP)	Interest Amortized to COS (Interest)	HB Gross Profit excluding I&A and Interest (Non-GAAP)	HB Gross Margin excluding I&A and Interest (Non-GAAP)
West	$178,769	18.2%	$2,764	$181,533	18.5%	$—	$181,533	18.5%
East	60,025	16.0%	—	60,025	16.0%	—	60,025	16.0%
Southeast	27,319	13.8%	5,635	32,954	16.7%	—	32,954	16.7%
Corporate & unallocated (a)	(39,532)		1,002	(38,530)		48,519	9,989
Total homebuilding	$226,581	14.6%	$9,401	$235,982	15.2%	$48,519	$284,501	18.3%
(a) Corporate and unallocated includes amortization of capitalized interest, capitalization and amortization of indirect costs related to homebuilding activities, as well as capitalized interest and capitalized indirect costs impaired in order to reflect projects in progress assets at fair value, when applicable. For the nine months ended June 30, 2026, Corporate and unallocated also included a litigation-related charge that reduced total homebuilding gross margin, excluding impairments, abandonments, and interest, by 0.5%.
Three Months Ended June 30, 2026 as compared to 2025
Our homebuilding gross profit decreased by $5.9 million to $66.6 million for the three months ended June 30, 2026, compared to $72.5 million in the prior year quarter. The decrease in homebuilding gross profit compared to the prior year quarter was primarily due to a decrease in homebuilding revenue of $44.5 million, partially offset by an increase in gross margin of 10 basis points to 13.6%. As shown in the tables above, the comparability of our gross profit and gross margin was impacted by impairment and abandonment charges, which decreased by $8.9 million, and interest amortized to homebuilding cost of sales, which decreased by $1.3 million compared to the prior year quarter (refer to Note 4 and Note 5 to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $16.0 million compared to the prior year quarter, while homebuilding gross margin decreased by 150 basis points to 16.9%. The decrease in gross margin for the three months ended June 30, 2026 compared to the prior year quarter was primarily due to an increase in price concessions and closing cost incentives and changes in existing product and community mix. Although down year-over-year, homebuilding gross margin was up by 160 basis points sequentially from 12.0% in the prior fiscal quarter, and up 130 basis points from 15.6% sequentially when excluding impairments, abandonments, and interest amortization, primarily driven by reductions in direct construction costs and a larger share of closings from newer, higher-margin communities.
West Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $12.0 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 15.9%, down from 18.1% in the prior year quarter, primarily due to an increase in price concessions and closing cost incentives and changes in existing product and community mix. Although down year-over-year, homebuilding gross margin excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales was up by 130 basis points sequentially from 14.6% in the prior fiscal quarter, primarily driven by reductions in direct construction costs and a larger share of closings from newer, higher-margin communities.

East Segment: Compared to the prior year quarter, homebuilding gross profit decreased by $9.7 million due to a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 15.3%, down from 17.8% in the prior year quarter, primarily due to an increase in price concessions and closing cost incentives and changes in existing product and community mix. Although down year-over-year, homebuilding gross margin excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales was up by 70 basis points sequentially from 14.6% in the prior fiscal quarter, primarily driven by a decrease in price concessions.
Southeast Segment: Compared to the prior year quarter, homebuilding gross profit increased by $14.8 million due to an increase in homebuilding revenue and higher gross margin. Homebuilding gross margin, excluding impairments and abandonments, increased to 19.6%, up from 17.7% in the prior year quarter, primarily due to a reduction in direct construction costs, partially offset by an increase in land costs and price concessions. Although down year-over-year, homebuilding gross margin excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales was up by 250 basis points sequentially from 17.1% in the prior fiscal quarter, primarily driven by reductions in direct construction costs and a larger share of closings from newer, higher-margin communities.
Nine Months Ended June 30, 2026 as compared to 2025
Our homebuilding gross profit decreased by $74.9 million to $151.7 million for the nine months ended June 30, 2026, from $226.6 million in the prior year period. The decrease in homebuilding gross profit was primarily due to a decrease in homebuilding revenue of $303.5 million and a decrease in gross margin of 240 basis points to 12.2%. Similar to the three-month period discussed above, the comparability of our gross profit and gross margin for the nine-month period was impacted by impairment and abandonment charges, which decreased by $6.8 million, and interest amortized to homebuilding cost of sales, which decreased by $7.6 million year-over-year (refer to Note 4 and Note 5 to the condensed consolidated financial statements in this Form 10-Q for additional details). When excluding the impact of impairment and abandonment charges and interest amortized to homebuilding cost of sales, homebuilding gross profit decreased by $89.3 million compared to the prior year period, while homebuilding gross margin decreased by 270 basis points to 15.6%. The decrease in gross margin for the nine months ended June 30, 2026 compared to the prior year period was primarily due to an increase in price concessions and closing cost incentives, changes in existing product and community mix, and a litigation-related charge recognized in Corporate and unallocated during the quarter ended December 31, 2025. The litigation-related charge reduced homebuilding gross margin, excluding impairments, abandonments, and interest, by 0.5%.
West Segment: Compared to the prior year period, homebuilding gross profit decreased by $72.7 million due to a decrease in homebuilding revenue and lower gross margin. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.9%, down from 18.5% in the prior year period, primarily due to an increase in price concessions and closing cost incentives and changes in existing product and community mix.
East Segment: Compared to the prior year period, homebuilding gross profit decreased by $16.8 million due to a decrease in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, decreased to 14.9%, down from 16.0% in the prior year period, primarily due to an increase in price concessions and closing cost incentives and changes in existing product and community mix.
Southeast Segment: Compared to the prior year period, homebuilding gross profit increased by $13.3 million due to an increase in homebuilding revenue. Homebuilding gross margin, excluding impairments and abandonments, increased to 17.7%, up from 16.7% in the prior year period, primarily due to a reduction in direct construction costs, partially offset by an increase in land costs and price concessions.
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

	Land Sales and Other Revenue			Land Sales and Other Gross Profit
	Three Months Ended June 30,			Three Months Ended June 30,
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$9,797	$6,214	$3,583	$(37)	$614	$(651)
East	15,343	3,573	11,770	192	690	(498)
Southeast	296	190	106	225	131	94
Corporate and unallocated(a)	—	—	—	(902)	(1,329)	427
Total	$25,436	$9,977	$15,459	$(522)	$106	$(628)

	Land Sales and Other Revenues			Land Sales and Other Gross Profit
	Nine Months Ended June 30,			Nine Months Ended June 30,
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$18,663	$21,982	$(3,319)	$2,035	$4,547	$(2,512)
East	22,020	5,327	16,693	353	1,278	(925)
Southeast	600	506	94	429	345	84
Corporate and unallocated(a)	—	—	—	(2,490)	(2,095)	(395)
Total	$41,283	$27,815	$13,468	$327	$4,075	$(3,748)
(a) Corporate and unallocated includes capitalized interest and capitalized indirect costs expensed to land cost of sales related to land and lots sold, as well as capitalized interest and capitalized indirect costs impaired in order to reflect land held for sale assets at fair value less cost to sell.
For the three months ended June 30, 2026, land sales and other revenue increased by $15.5 million to $25.4 million, and land sales and other gross profit decreased by $0.6 million to a loss of $0.5 million compared to the prior year quarter. For the nine months ended June 30, 2026, land sales and other revenue increased by $13.5 million to $41.3 million, and land sales and other gross profit decreased by $3.7 million to $0.3 million compared to the prior year period. Also, during the nine months ended June 30, 2026, we recognized $3.4 million in land held for sale impairment charges related to six held for sale communities in our West and East segments.
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

Operating Income
The table below summarizes operating income by reportable segment and Corporate and unallocated for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,
in thousands	2026	2025	26 vs 25	2026	2025	26 vs 25
West	$14,864	$27,402	$(12,538)	$25,120	$94,291	(69,171)
East	5,518	14,473	(8,955)	13,378	28,702	(15,324)
Southeast	9,953	(2,561)	12,514	14,504	3,797	10,707
Corporate and unallocated(a)	(41,700)	(43,024)	1,324	(115,178)	(114,993)	(185)
Operating (loss) income	$(11,365)	$(3,710)	$(7,655)	$(62,176)	$11,797	$(73,973)
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
Our operating income decreased by $7.7 million to a loss of $11.4 million for the three months ended June 30, 2026, compared to operating loss of $3.7 million for the three months ended June 30, 2025. This decrease compared to the prior year quarter was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A as a percentage of total revenue increased by 90 basis points compared to the prior year quarter, from 13.2% to 14.1%, primarily due to lower homebuilding revenue.
Our operating income decreased by $74.0 million to a loss of $62.2 million for the nine months ended June 30, 2026, compared to operating income of $11.8 million for the nine months ended June 30, 2025. This decrease compared to the prior year period was primarily due to the previously discussed decrease in gross profit and gross margin. SG&A as a percentage of total revenue increased by 260 basis points compared to the prior year period, from 13.0% to 15.6%, primarily due to lower homebuilding revenue.
Three Months Ended June 30, 2026 as compared to 2025
West Segment: The $12.5 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
East Segment: The $9.0 million decrease in operating income compared to the prior year quarter was primarily due to the lower gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
Southeast Segment: The $12.5 million increase in operating income compared to the prior year quarter was primarily due to the higher gross profit previously discussed, partially offset by higher commissions expense on higher homebuilding revenue and higher sales and marketing costs.
Corporate and Unallocated: Our corporate and unallocated results include amortization of capitalized interest, capitalization and amortization of indirect costs, impairment of capitalized interest and capitalized indirect costs, expenses for various shared services functions that benefit all segments but are not allocated, including information technology, treasury, corporate finance, legal, branding and national marketing, and certain other amounts that are not allocated to our operating segments. For the three months ended June 30, 2026, corporate and unallocated net expenses decreased by $1.3 million from the prior year quarter primarily due to lower impairment of capitalized interest and capitalized indirect costs recognized in the current quarter compared to the prior year quarter.
Nine Months Ended June 30, 2026 as compared to 2025
West Segment: The $69.2 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.
East Segment: The $15.3 million decrease in operating income compared to the prior year period was primarily due to the decrease in gross profit previously discussed and higher sales and marketing costs, partially offset by lower commissions expense on lower homebuilding revenue.

Southeast Segment: The $10.7 million increase in operating income compared to the prior year period was primarily due to the increase in gross profit previously discussed and a decrease in other G&A costs, partially offset by higher sales and marketing costs and higher commissions expense on higher homebuilding revenue.
Corporate and Unallocated: For the nine months ended June 30, 2026, corporate and unallocated net expenses increased by $0.2 million from the prior year period primarily due to a litigation-related charge, partially offset by lower amortization of capitalized interest costs expensed to homebuilding cost of sales on lower closings and homebuilding revenue.
Below operating income, for the three and nine months ended June 30, 2026 compared to the prior period, we experienced a year-over-year decrease within other income, net primarily due to a loss on extinguishment of debt of $0.7 million during the current year as compared to no such loss in the prior year period.
Income Taxes
Our income tax expense or benefit and related effective tax rate are affected by a variety of factors, including, but not limited to, tax credits, permanent differences and other discrete items. A comparison of our effective tax rates should also consider the changes in valuation allowance in periods when a change occurs. As such, our income tax expense or benefit is not always directly correlated to the amount of pre-tax income or loss for the associated periods. For the three and nine months ended June 30, 2026, the Company's effective tax rates were also affected by a change in the approach used to calculate the interim income tax provision, reducing comparability with the prior year periods. Refer to Note 10 to the condensed consolidated financial statements included in this Form 10-Q for additional details.
We recognized income tax benefit of $6.3 million and $22.4 million for the three and nine months ended June 30, 2026, compared to income tax benefit of $2.2 million and $0.8 million for the three and nine months ended June 30, 2025. Income tax benefit for the nine months ended June 30, 2026 was primarily driven by income tax benefit on loss from operations and energy efficiency tax credits generated from closings during the current fiscal year, partially offset by permanent differences and stock-based compensation activity in the period. Income tax benefit for the nine months ended June 30, 2025 was primarily driven by energy efficiency tax credits generated from expected closings during the current fiscal year and stock-based compensation activity in the period, partially offset by income tax expense on earnings from continuing operations and permanent differences.
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
Net changes in cash, cash equivalents, and restricted cash are as follows for the periods presented:

	Nine Months Ended June 30,
in thousands	2026	2025
Net cash used in operating activities	$(375,674)	$(218,196)
Net cash used in investing activities	(21,619)	(12,656)
Net cash provided by financing activities	306,781	78,664
Net decrease in cash, cash equivalents, and restricted cash	$(90,512)	$(152,188)
Operating Activities
Net cash used in operating activities was $375.7 million for the nine months ended June 30, 2026. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development spending. Net cash used in operating activities during the period was primarily driven by an increase in inventory of $342.6 million resulting from land acquisition, land development and house construction spending and loss before income taxes of $60.1 million, which included $24.7 million of non-cash charges. This was partially offset by cash inflows from a net decrease in non-inventory working capital balances of $2.3 million.

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
Investing Activities
Net cash used in investing activities was $21.6 million for the nine months ended June 30, 2026, primarily driven by capital expenditures for model homes and information systems infrastructure and purchases of investment securities.
Net cash used in investing activities was $12.7 million for the nine months ended June 30, 2025, primarily driven by capital expenditures for model homes and information systems infrastructure and purchase of investment securities, partially offset by proceeds from maturities in investment securities.
Financing Activities
Net cash provided by financing activities was $306.8 million for the nine months ended June 30, 2026, primarily driven by inflows from the issuance of the 2032 Notes and net borrowings from our Unsecured Facility, partially offset by redemption of our 2027 Notes, common stock repurchases under our share repurchase program, debt issuance costs incurred in connection with the 2032 Notes and the amendment of our Unsecured Facility to increase borrowing capacity and extend its maturity (refer to Note 6 to the condensed consolidated financial statements included in this Form 10-Q for further discussion), and tax payments for stock-based compensation awards vesting.
Net cash provided by financing activities was $78.7 million for the nine months ended June 30, 2025, primarily driven by net borrowings from our Unsecured Facility, partially offset by common stock repurchases under our share repurchase program and tax payments for stock-based compensation awards vesting.
Financial Position
As of June 30, 2026, our liquidity position consisted of $124.6 million in cash and cash equivalents and $139.2 million of remaining capacity under the Unsecured Facility, compared to $82.9 million in cash and cash equivalents and $209.4 million of remaining capacity under the Unsecured Facility as of June 30, 2025.
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
Debt
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, our Unsecured Facility provides working capital and letter of credit capacity of $525.0 million, which includes a letter of credit facility of up to $100.0 million. As of June 30, 2026, we had $340.0 million in borrowings and $45.8 million in letters of credit outstanding under the Unsecured Facility, resulting in a remaining borrowing capacity of $139.2 million.
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
Credit Ratings
Our credit ratings are periodically reviewed by rating agencies. In June 2026, upon the issuance of our 2032 Notes, S&P revised the Company's Senior Notes' rating from B to B-, revised the Company’s corporate credit rating from B to B-, and reaffirmed the Company's outlook of negative. Also in June 2026, Moody's reaffirmed the Company's Senior Notes rating of B2, reaffirmed the issuer corporate family rating of B2, and reaffirmed the Company's outlook of stable. These ratings and our current credit condition affect, among other things, our ability to access new capital. These ratings are not recommendations to buy, sell or hold debt securities. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered, or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Share Repurchases and Dividends Paid
In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date and repurchases may be conducted through open market purchases, 10b5-1 plans, accelerated share repurchases, or private transactions. The Company repurchased 1.0 million shares of its common stock for an aggregate $21.0 million (inclusive of commissions and exclusive of accrued excise tax) at an average price per share of $21.01 during the three months ended June 30, 2026. This brings the total repurchases for the nine months ended June 30, 2026 to 2.9 million shares of common stock for $66.2 million (inclusive of commissions and exclusive of accrued excise tax) at an average price per share of $23.04.
During the three months ended June 30, 2025, 586 thousand shares were repurchased for $12.5 million at an average price per share of $21.38. During the nine months ended June 30, 2025, 1.5 million shares were repurchased for $33.1 million at an average price per share of $22.20.
Since the authorization of the share repurchase program in April 2025, we have repurchase an aggregated 3.5 million shares of common stock for $78.7 million at an average price per share of $22.75. All shares have been retired upon repurchase. As of June 30, 2026, the remaining availability of the share repurchase program was $21.3 million.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. There were no dividends paid during the three and nine months ended June 30, 2026 or 2025.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments
Lot Option Agreements
In addition to purchasing land directly, we control a portion of our land supply through lot option agreements with land developers and land bankers, which generally require the payment of cash or issuance of an irrevocable letter of credit or surety bond for the right to acquire lots during a specified period of time at a specified price. In recent years, we have focused on increasing our lot option agreement usage to minimize risk as we grow our land position. As of June 30, 2026, we controlled 24,489 lots, which includes 251 lots of land held for future development and 1,155 lots of land held for sale. Of the 23,083 active lots, we controlled 13,841 of these lots, or 60.0%, through option agreements, as compared to 16,195 active lots controlled, or 60.1% of our total active lots, through option agreements as of June 30, 2025. Lot option agreements allow us to position for future growth while providing the flexibility to respond to market conditions by renegotiating the terms of the options prior to exercise or terminating the agreement.

Under option agreements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers, and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit or surety bonds, and other non-refundable amounts incurred, which totaled $387.4 million as of June 30, 2026. The total remaining purchase price, net of cash deposits, committed under all options was $1.63 billion as of June 30, 2026. Subject to market conditions and our liquidity, we may further expand our use of option agreements to supplement our inventory supply.
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
Letters of Credit and Surety Bonds
In connection with the development of our communities, we are frequently required to provide performance, maintenance, and other bonds and letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. We had outstanding letters of credit, surety bonds, and surety-backed letters of credit of $45.8 million, $361.3 million, and $4.6 million respectively, as of June 30, 2026, primarily related to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Estimates
Our critical accounting policies require the use of judgment in their application and in certain cases require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals applying reasonable judgment to the same set of facts and circumstances could reach a different conclusion. As disclosed in our 2025 Annual Report, our most critical accounting policies relate to inventory valuation of projects in progress, warranty reserves, and income tax valuation allowances. There have been no significant changes to our critical accounting policies and estimates during the nine months ended June 30, 2026 as compared to those described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of June 30, 2026, we had variable rate debt outstanding related to our Junior Subordinated Notes and outstanding borrowings under our Unsecured Facility totaling approximately $420.0 million. A one percent increase in the interest rate for these notes would result in an increase of our interest expense by approximately $4.4 million over the next twelve-month period. The estimated fair value of our fixed-rate debt as of June 30, 2026 was $1.00 billion, compared to a carrying amount of $989.1 million. The effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.00 billion to $1.04 billion as of June 30, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 at a reasonable assurance level.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see Note 8 of the notes to our condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company's common stock repurchases during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
April 1 - April 30, 2026	1,000,490	$21.01	1,000,490	$21,288,552
May 1 - May 31, 2026	—	—	—	21,288,552
June 1 - June 30, 2026	—	—	—	21,288,552
Total	1,000,490	$21.01	1,000,490	$21,288,552
(a) In April 2025, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program has no expiration date and repurchases may be conducted through open market purchases, 10b5-1 plans, accelerated share repurchases, or private transactions. As of June 30, 2026, the remaining availability of the share repurchase program was $21.3 million.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

4.1	Indenture, dated as of June 23, 2026, among the Company, the Guarantors and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 23, 2026)

4.2	Form of 8.000% Senior Note due 2032 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 23, 2026)

22.1	List of Guarantor Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The condensed consolidated financial statements and accompanying notes in Part I, Financial Information on Form 10-Q are formatted in Inline XBRL

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
# Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2026	Beazer Homes USA, Inc.

		By:		/s/ David I. Goldberg
			Name:	David I. Goldberg
Senior Vice President and Chief Financial Officer